Form 10-K
period 2013-12-31
TALMER BANCORP, INC.
filed 2014-03-27
CIK 1360683

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-36308

TALMER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	61-1511150 (I.R.S. Employer Identification No.)
2301 West Big Beaver Rd, Suite 525 Troy, Michigan (Address of principal executive offices)	48084 (Zip Code)

(248) 498-2802
(Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $1.00 par value per share	The NASDAQ Stock Market LLC

         Securities registered under Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The registrant closed the initial public offering of its Class A common stock on February 14, 2014. Accordingly, as of June 30, 2013, there was no public trading market for the registrant's Class A common stock.

         The number of shares outstanding of the registrant's Class A common stock, par value $1.00 per share, as of March 27, 2014 was 69,962,461.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may" and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include statements related to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

        These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" and the following:

  •
  general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and a further decline in real estate values;

  •
  the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

  •
  our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

  •
  we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

  •
  costs or difficulties related to the integration of the banks we acquired or may acquire, including Talmer West Bank, may be greater than expected;

  •
  restrictions or conditions imposed by our regulators on our operations or the operations of banks we acquire, including the terms of the Talmer West Bank Consent Order with the FDIC and the Michigan Department of Insurance and Financial Services, may make it more difficult for us to achieve our goals;

  •
  legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

  •
  competitive pressures among depository and other financial institutions may increase significantly;

  •
  changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

  •
  other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

  •
  our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

  •
  adverse changes may occur in the bond and equity markets;

  •
  war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

  •
  economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate.

        You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1.    Business.

Overview

        Talmer Bancorp, Inc. was incorporated under the laws of the State of Michigan in February 2003 and it became the bank holding company for Talmer Bank and Trust in 2007. Talmer Bank and Trust is a Michigan state-chartered bank that opened in August 2007 in Troy, Michigan. Between April 30, 2010 and December 31, 2013, we successfully completed five bank acquisitions totaling $5.0 billion in assets and $4.9 billion in liabilities. During the year ended December 31, 2013, we operated through two subsidiary banks, Talmer Bank and Trust and First Place Bank, a federal savings association. First Place Bank was merged with and into Talmer Bank and Trust on February 10, 2014. On January 1, 2014, we acquired Michigan Commerce Bank, which consists of four former bank subsidiaries of Financial Commerce Corporation that had, in the aggregate, total assets of $904.8 million and total liabilities of $861.3 million after acquisition discounts. In connection with the acquisition, Michigan Commerce Bank changed its name to Talmer West Bank. Following the merger of First Place Bank into Talmer Bank and Trust on February 10, 2014, we now operate two subsidiary banks, Talmer Bank and Trust and Talmer West Bank, both Michigan state-chartered banks. Our banks principally operate through 94 branches in Michigan, Ohio, Indiana, Wisconsin, Illinois, Nevada and New Mexico and 8 lending offices located primarily in the Midwest.

        In this report, unless the context suggests otherwise, references to "Talmer Bancorp, Inc.," "the Company," "we," "us," and "our" mean the combined business of Talmer Bancorp, Inc. and its subsidiary banks, Talmer Bank and Trust ("Talmer Bank"), First Place Bank and Talmer West Bank. However, if the discussion relates to a period before our acquisition of First Place Bank on January 1, 2013, the terms refer to Talmer Bancorp, Inc. and Talmer Bank; if the discussion relates to a period before our acquisition of Talmer West Bank on January 1, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and First Place Bank; and if the discussion relates to a period following the merger of First Place Bank with and into Talmer Bank on February 10, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank. References to our "Class A common stock" and "common stock" refer to our Class A voting common stock, par value $1.00 per share.

        On April 30, 2010, we closed on a private placement of our common stock that raised $200.0 million from new investors. Also on April 30, 2010, Talmer Bank acquired certain of the assets and certain of the deposits of CF Bancorp, a Michigan chartered savings bank, from the FDIC, as receiver. Since then, Talmer Bank has completed three additional FDIC-assisted acquisitions of First Banking Center on November 19, 2010, People State Bank on February 11, 2011 and Community Central Bank on April 29, 2011.

        On February 21, 2012, we closed on a private placement of our common stock consisting of an initial drawdown by us of approximately $21.0 million and commitments from investors for up to approximately $153.0 million of event driven capital at $8.00 per share. On December 27, 2012, we closed on the remaining $153.0 million of capital commitments from our investors, which was used to fund the acquisition of all of the outstanding common stock of First Place Bank, which closed on January 1, 2013.

        As a result of our private placements and our acquisitions described below, we have transformed from a small community bank in Troy, Michigan to a much larger commercial bank. As of December 31, 2013, we had $3.0 billion in total loans. Of this amount, $1.9 billion, or 62.8%, consist of loans we acquired (all of which were adjusted to their estimated fair values at the time of acquisition), and $1.1 billion, or 37.2%, consist of loans we originated. In each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired assets, including 100% of the acquired loans (other than consumer loans with respect to our acquisition of First Banking

Center, Peoples State Bank and Community Central Bank) and other real estate. As of December 31, 2013, of our $3.0 billion of total loans, $530.1 million, or 17.6%, are covered by loss share agreements with the FDIC.

        We are now a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within our Midwest markets in Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern and Eastern Ohio, Northern Indiana, South Central and Southeastern Wisconsin and Chicago, Illinois. Our product line includes loans to small and medium-sized businesses, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, residential and commercial construction and development loans, capital markets loan products, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

        As of December 31, 2013, our total assets were approximately $4.5 billion, our total loans were approximately $3.0 billion, our total deposits were approximately $3.6 billion and our total shareholders' equity was approximately $617.0 million. We are headquartered at 2301 West Big Beaver Rd., Suite 525, Troy, Michigan 48084.

        On February 14, 2014, we completed the initial public offering of 15,555,555 shares of our common stock. Of the 15,555,555 shares sold, 3,703,703 shares were sold by us and 11,851,852 shares were sold by certain selling shareholders. In addition, on February 21, 2014, the selling shareholders sold an additional 2,333,333 shares of common stock to cover the exercise of the underwriters' over-allotment option. We received net proceeds of approximately $42.1 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Our History and Growth

  April 2010 Offering and Acquisition of CF Bancorp

        In the fall of 2009, we determined to embark on a capital raise process that would enable us to implement a new business plan to build a bank that aggregated multiple failed bank asset and liability pools to pursue significant income potential from the FDIC loss sharing and bid dynamics. On April 30, 2010, we closed on a private placement of our common stock that raised $200.0 million from new investors. Also on April 30, 2010, Talmer Bank acquired certain of the assets and assumed certain of the deposits of CF Bancorp, a Michigan chartered savings bank, from the FDIC, as receiver, under the terms of a purchase and assumption agreement between Talmer Bank and the FDIC dated April 30, 2010 (the "CF Bancorp Agreement"). With the acquisition of CF Bancorp, we acquired 22 branch locations in Eastern Michigan.

        Terms of the CF Bancorp Agreement.    Under the terms of the CF Bancorp Agreement, we assumed $1.2 billion of liabilities, including $1.2 billion of retail deposits with a 0.75% deposit premium paid. The liabilities assumed also included $6.8 million of other liabilities. We acquired approximately $941.3 million of the assets of CF Bancorp, including $825.4 million in loans and $10.3 million of other real estate before acquisition discounts of $340.4 million and $5.0 million, respectively. The assets acquired also included $105.6 million of cash and cash equivalents, securities and other assets, plus $408.0 million in cash received from the FDIC to balance the assets acquired and liabilities assumed.

        In connection with the acquisition, we conducted due diligence on CF Bancorp's loan portfolio to determine default frequency and loss severity factors for various asset classes and created financial models of the portfolio to determine expected losses. We then forecast volume, duration and pace of resolution of non-performing assets to determine estimated carrying costs and expenses to be reflected in the bid we submitted to the FDIC. We also estimated the cost of administering the portfolio and performed an analysis of the loan portfolio using pro forma financial information. Based on this due diligence, we submitted a negative bid to the FDIC to purchase the assets of CF Bancorp at a discount of $137.0 million. We expect the combination of the negative bid and the reimbursements under the loss share agreements (described below) to be adequate to absorb the probable losses and expenses relating to CF Bancorp's loan and other real estate portfolios, expected carrying costs for the non-performing assets and the costs to manage the portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may not prove to be accurate. The terms of the CF Bancorp Agreement provide for the FDIC to indemnify us against claims with respect to liabilities and assets of CF Bancorp that we did not assume and with respect to certain other claims made after the acquisition based on, among other things:

  •
  rights of shareholders of CF Bancorp or shareholders of any subsidiary or affiliate of CF Bancorp;

  •
  rights of creditors of CF Bancorp;

  •
  rights of any present or former director, officer, employee or agent of CF Bancorp or of any subsidiary or affiliate of CF Bancorp; and

  •
  any action or inaction of CF Bancorp, its directors, employees or agents, or any subsidiary or affiliate of CF Bancorp before the acquisition.

        Loss Share Arrangements.    In connection with the acquisition of CF Bancorp, we entered into two loss share agreements with the FDIC that collectively cover approximately $835.7 million of the acquired assets, including 100% of the acquired loans and other real estate. The first type of loss share agreement covers single-family residential mortgage loans (the "Single Family Loss Agreement") and the second type of loss share agreement covers construction, commercial real estate and commercial and industrial loans, other real estate owned and other commercial assets (the "Commercial Loss Agreement"). These loss share agreements with the FDIC afford Talmer Bank significant protection against future losses on the acquired loans and other real estate owned. For additional information on the specific terms and conditions regarding our management of covered assets under the loss share agreements, see "Loss Share Resolution" below.

        Under the terms of the loss share agreements for CF Bancorp, the FDIC's obligation to reimburse us for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. The loss share agreements cover losses on single-family residential mortgage loans for ten years and all other losses for five years (eight years for recoveries on non-residential loans). In addition to the $345.4 million of fair value discounts on loans and other real estate owned, we recorded a $240.4 million indemnification asset from the FDIC representing the estimated fair value of the loss share agreements.

  First Banking Center

        On November 19, 2010, we assumed the deposits and acquired certain assets and assumed certain liabilities of First Banking Center, Burlington, Wisconsin from the FDIC, as receiver, under the terms of a purchase and assumption agreement between Talmer Bank and the FDIC dated November 19, 2010, similar to the CF Bancorp Agreement. With the acquisition of First Banking Center, we acquired 17 branch locations located in the southern portion of Wisconsin.

        Under the purchase and assumption agreement for First Banking Center, we assumed approximately $474.6 million of deposits and acquired approximately $684.3 million of the assets of

First Banking Center, including $475.7 million in loans and $18.3 million of other real estate before acquisition discounts of $108.7 million and $5.5 million, respectively. The assets acquired also included $190.4 million of cash and cash equivalents, securities and other assets. The acquisition also included a cash payment to the FDIC in the amount of $84.9 million.

        In connection with the acquisition, we conducted due diligence on First Banking Center's loan portfolio similar to the due diligence conducted in connection with the acquisition of CF Bancorp. Based on this due diligence, we submitted a negative bid of $46.3 million to the FDIC for the acquired assets of First Banking Center. We expect the combination of the negative bid and the reimbursements under the loss sharing agreements to be adequate to absorb the probable losses and expenses relating to First Banking Center's loan and other real estate portfolios, expected carrying costs for the non-performing assets and the costs to manage the portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may not prove to be accurate.

        Loss Share Arrangements.    In connection with the acquisition, we entered into two loss share agreements with the FDIC on approximately $486.8 million of First Banking Center's assets, including 100% of the acquired loans (other than consumer loans) and other real estate, similar to the loss share agreements described above for CF Bancorp. Under the terms of the First Banking Center loss share agreement for single-family residential mortgage loans, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $26.8 million of losses, to assume 30% of losses and share 30% of loss recoveries on losses exceeding $26.8 million and up to $34.9 million, and to assume 80% of losses and share 80% of loss recoveries on losses exceeding $34.9 million. Under the terms of the First Banking Center loss share agreement for construction, commercial real estate and commercial and industrial loans and other real estate, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $83.5 million of losses, to assume 0% of losses and share 0% of loss recoveries on losses exceeding $83.5 million and up to $126.7 million, and to assume 80% of losses and share 80% of loss recoveries on losses exceeding $126.7 million. At December 31, 2013, management estimates that substantially all losses under both loss share agreements will be covered at an 80% rate. In addition to the $114.2 million of fair value discounts on loans and other real estate owned, we recorded a $66.2 million indemnification asset from the FDIC representing the estimated fair value of the loss share agreements.

  Peoples State Bank

        On February 11, 2011, we assumed the deposits and acquired certain assets and assumed certain liabilities of Peoples State Bank, Hamtramck, Michigan, from the FDIC, as receiver, under the terms of a purchase and assumption agreement between Talmer Bank and the FDIC dated February 11, 2011, similar to the CF Bancorp Agreement. With the acquisition of Peoples State Bank, we acquired 10 branch locations located in Southeast Michigan.

        Under the purchase and assumption agreement for Peoples State Bank, we assumed approximately $385.5 million of deposits and acquired approximately $390.4 million of the assets of Peoples State Bank, including $321.2 million in loans and $8.8 million of other real estate, before acquisition discounts of $113.0 million and $3.1 million, respectively. The assets acquired also included $60.4 million of cash and cash equivalents, securities and other assets, plus $41.3 million in cash received from the FDIC to balance the assets acquired and liabilities assumed.

        In connection with the acquisition, we conducted due diligence on Peoples State Bank's loan portfolio similar to the due diligence conducted in connection with the acquisition of CF Bancorp. Based on this due diligence, we submitted a negative bid of $45.5 million to the FDIC for the acquired assets of Peoples State Bank. We expect the combination of the negative bid and the reimbursements under the loss sharing agreements to be adequate to absorb the probable losses and expenses relating to Peoples State Bank's loan and other real estate portfolios, expected carrying costs for the non-performing assets and the costs to manage the portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may not prove to be accurate.

        Loss Share Arrangements.    In connection with the acquisition, we entered into two loss share agreements with the FDIC on approximately $325.2 million of Peoples State Bank's assets, including 100% of the acquired loans (other than consumer loans) and other real estate, similar to the loss share agreements described above for CF Bancorp. Under the terms of the loss share agreements for Peoples State Bank, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. In addition to the $116.1 million of fair value discounts on loans and other real estate owned, we recorded an $82.3 million indemnification asset from the FDIC representing the estimated fair value of the loss share agreements.

  Community Central Bank

        On April 29, 2011, we assumed the deposits and acquired certain assets and assumed certain liabilities of Community Central Bank, Mount Clemens, Michigan, from the FDIC, as receiver, under the terms of a purchase and assumption agreement between Talmer Bank and the FDIC dated April 29, 2011, similar to the CF Bancorp Agreement. With the acquisition of Community Central Bank, we acquired four branch locations located in Southeast Michigan.

        Under the purchase and assumption agreement for Community Central Bank, we assumed approximately $302.3 million of deposits and acquired approximately $402.1 million of the assets of Community Central Bank, including $329.8 million in loans and $18.8 million of other real estate, before acquisition discounts of $133.4 million and $7.6 million, respectively. The assets acquired also included $53.5 million of cash and cash equivalents, federal funds sold, securities and other assets, plus $26.9 million in cash received from the FDIC to balance the assets acquired and liabilities assumed.

        In connection with the acquisition, we conducted due diligence on Community Central Bank's loan portfolio similar to the due diligence conducted in connection with the acquisition of CF Bancorp. Based on this due diligence, we submitted a negative bid of $62.8 million to the FDIC for the acquired assets of Community Central Bank. We expect the combination of the negative bid and the reimbursements under the loss sharing agreements to be adequate to absorb the probable losses and expenses relating to Community Central Bank's loan and other real estate portfolios, expected carrying costs for the non-performing assets and the costs to manage the portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may not prove to be accurate.

        Loss Share Arrangements.    In connection with the acquisition, we entered into two loss share agreements with the FDIC on approximately $341.7 million of Community Central Bank's assets, including 100% of the acquired loans (other than consumer loans) and other real estate, similar to the loss share agreements described above for CF Bancorp. Under the terms of the loss share agreements for Community Central Bank, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. In addition to the $141.0 million of fair value discounts on loans and other real estate owned, we recorded a $100.0 million indemnification asset from the FDIC representing the estimated fair value of the loss share agreements.

  Lake Shore Wisconsin Corporation

        On December 15, 2011, we closed on the acquisition of Lake Shore Wisconsin Corporation, which divested its subsidiary, Hiawatha National Bank, to its shareholders prior to closing. Lake Shore Wisconsin Corporation's remaining assets consisted of approximately $26.0 million in cash and cash equivalents, which we acquired in the transaction. We issued 4.2 million shares of our common stock at $6.24 per share in the transaction.

  2012 Private Placement and Acquisition of First Place Bank

        On February 21, 2012, we closed on a private placement of our common stock consisting of an initial drawdown by us of approximately $21.0 million and commitments from investors for up to approximately $153.0 million of event driven capital at $8.00 per share to support growth strategies. On December 27, 2012, we closed on the remaining $153.0 million of capital commitments from our investors, which was used to fund the acquisition of First Place Bank.

        On January 1, 2013, we purchased substantially all of the assets of First Place Financial Corp., including all of the issued and outstanding shares of common stock of First Place Bank, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45 million. With the acquisition of First Place Bank, we acquired 43 branch locations and 18 lending offices located primarily in the Midwest, and one wholesale residential mortgage lending office located in Florida.

        Under the asset purchase agreement, we assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, of which $45.0 million was immediately retired. Following the acquisition, we contributed $179.0 million of additional capital to First Place Bank in order to recapitalize the bank, with commitments from us to contribute additional capital if needed. We acquired approximately $2.1 billion in deposits and $2.6 billion in assets in our acquisition of First Place Bank, which included $1.5 billion in loans and $18.4 million of other real estate, after acquisition discounts of $124.7 million and $3.7 million, respectively. The acquisition of First Place Bank resulted in a bargain purchase gain of $71.7 million recorded in the quarter ended March 31, 2013.

        In connection with the acquisition, we conducted due diligence on First Place Bank's loan portfolio and other asset-related files, including a review of approximately 70% of the principal balance of the commercial loan portfolio and approximately 30% of the principal balance of the largely homogenous residential loan portfolio. On an overall basis, we conducted due diligence on approximately 50% of the total loan by dollar amount, inclusive of approximately 70% of the criticized loan balances. Based on this review and the extrapolation of trends across the remainder of the portfolio, we developed credit marks on First Place Bank's loan assets. In addition, given First Place Bank's historical activities selling to government-sponsored enterprises (GSEs) in the mortgage markets, we engaged a third party consultant to assist in the review and risk assessment of First Place Bank's GSE mortgage activities.

        Prior to our acquisition of First Place Bank and in the years preceding First Place Financial Corp.'s voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code filed on October 29, 2012, First Place Financial Corp. experienced a number of problems, particularly with respect to its internal controls and financial reporting. In December 2010, First Place Financial Corp. determined that its previously issued audited financial statements for the fiscal year ended 2010, and its report on internal controls as of the year ended 2010, could not be relied upon. In 2011, First Place Financial Corp. further determined that its audited financial statements for the fiscal years ended 2008 and 2009, and its reports on internal controls as of the years ended 2008 and 2009, also could not be relied upon. In addition, First Place Financial Corp. failed to file any annual or quarterly financial reports as required with the SEC since failing to file its Quarterly Report on Form 10-Q for the period ended September 30, 2010.

        On July 13, 2011, First Place Bank consented to a Cease and Desist Order with the Office of the Comptroller of the Currency, which replaced the separate supervisory agreement entered into with the Office of Thrift Supervision on March 1, 2011. The Cease and Desist Order remained in effect following our acquisition of First Place Bank on January 1, 2013. Under the terms of the Cease and Desist Order, First Place Bank was required to take certain actions, including, among other things: implementing a capital and business plan; achieving and maintaining specified capital ratios; strengthening weaknesses in management; reducing problem assets; strengthening the bank's credit administration policies, practices and procedures; revising the allowance for loan and lease losses policy; implementing a loan modification policy; revising the bank's internal asset review and classification program; revising the bank's policies governing interest rate risk management, liquidity and funds management; and adopting a contingency funding plan. Following our acquisition, First Place Bank implemented a comprehensive corrective action strategy to resolve the matters addressed in the Cease and Desist Order. First Place Bank achieved compliance with the Cease and Desist Order, and on January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank, which occurred on February 10, 2014. At the effective time of the consolidation, First Place Bank merged with and into Talmer Bank and the Cease and Desist Order had no further force or effect.

        Talmer West Bank (formerly Michigan Commerce Bank).    On January 1, 2014, we purchased Financial Commerce Corporation's wholly-owned subsidiary banks and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd. in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code. The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

        The banks we acquired from Financial Commerce Corporation were:

  •
  Michigan Commerce Bank, a Michigan state-chartered bank with ten branches located throughout Michigan;

  •
  Indiana Community Bank, an Indiana state-chartered bank with two branches located in northern Indiana;

  •
  Bank of Las Vegas, a Nevada state-chartered bank with four branches located in the metropolitan Las Vegas area; and

  •
  Sunrise Bank of Albuquerque, a New Mexico state-chartered bank with one location in Albuquerque.

        Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $33.0 million in dividend capital from Talmer Bank. References in this report to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

        We acquired approximately $857.8 million in deposits and $904.8 million in assets in our acquisition of Talmer West Bank, which included $572.2 million in loans and $30.9 million of other real estate, after acquisition discounts of $67.6 million and $10.5 million, respectively. Although we acquired five branches in Nevada and New Mexico that are outside of our target markets, 12 of the branches we acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within our target market areas. We will evaluate our long-term strategy with respect to the branches acquired in Nevada and New Mexico in light of our Midwest regional bank focus.

        On April 5, 2010, Michigan Commerce Bank consented to the issuance of a Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services (the "Consent Order"), which remains in effect following our acquisition. Under the terms of the Consent Order, Talmer West Bank, as the surviving bank in the merger, is required to take certain actions, including, among other things: assessing and retaining qualified management; achieving and maintaining specified capital ratios; reducing certain classified assets, including the charge-off of loans classified "loss;" reviewing the allowance for loan and lease losses policy; implementing a comprehensive profit plan and budget; implementing a plan to manage concentrations of credit; and revising the bank's policies governing interest rate risk.

        The Consent Order also prohibits Talmer West Bank, without prior regulatory approval, from:

  •
  paying dividends;

  •
  retaining new directors or senior executive officers; and

  •
  entering into any material transaction, including, but not limited to, any investment, expansion, sale of assets or acquisition.

        For a further discussion of the Consent Order, see "Risk Factors—Michigan Commerce Bank was subject to a Consent Order issued by its regulators on April 5, 2010 that requires it to take specified actions, and the Consent Order remains in effect following the consummation of our acquisition of Michigan Commerce Bank, now Talmer West Bank, on January 1, 2014." We plan to maintain Talmer West Bank as a separate subsidiary of Talmer Bancorp, Inc. for at least one year. Once the Consent Order is lifted, we plan to consolidate Talmer West Bank with Talmer Bank.

        In this report, we refer to our six completed acquisitions collectively as the "acquisitions" and refer to CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank and Talmer West Bank collectively as the "Acquired Banks." In addition, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "uncovered loans." All of the loans and other real estate covered under the loss share agreements with the FDIC are referred to as "covered assets." We refer to our loans acquired in our acquisitions as "acquired loans," regardless of whether they are covered under loss share agreements with the FDIC.

Our Market Area

        We are a regional banking franchise concentrated in Michigan and Ohio, and we operate in multiple additional markets located primarily in the Midwest. At December 31, 2013, our Michigan market included our headquarters in north suburban Troy, Michigan with 36 additional branches in Oakland, St. Clair, Wayne, Genesee, Macomb, Lapeer, Sanilac, and Huron counties. At December 31, 2013, our Ohio market included 28 branches in Mahoning, Trumbull, Lorain, Cuyahoga, Portage and Franklin counties. At December 31, 2013, our Wisconsin market included 11 branches in Walworth, Racine, Green, Kenosha and Lafayette counties. At December 31, 2013, our Illinois market included one branch in Chicago.

        On January 1, 2014, we acquired Talmer West Bank, which expanded our presence into new metropolitan statistical areas in Michigan, Indiana, Nevada and New Mexico, resulting in the addition of ten branches in Michigan in Kalamazoo, Livingston, Washtenaw, Muskegon and Kent counties, two branches in Elkhart County, Indiana, four branches in Clark County, Nevada and one branch in Albuquerque, New Mexico.

        The following table shows key deposit and demographic information about our Midwest market areas and our presence in these markets as of December 31, 2013, and has not been adjusted to reflect our acquisition of Talmer West Bank on January 1, 2014.

(Dollars in thousands, except for Household Income, which is in actual dollars)

Talmer Bancorp Inc.				Total Market Area
Metropolitan Statistical Area	Number of Branches 12/31/2013	Company Deposits in Market ($000) 12/31/2013	Deposit Market Share (%)(1)	Total Deposits in Market Area(2)	2012 Population(3)	2012 - 2017 Projected Population Growth(3)	2012 Median Household Income(3)	2012 - 2017 Projected Growth in Household Income(3)	Unemployment Rate(4)
Michigan
Detroit-Warren-Livonia, MI	29	1,680,971	1.73	99,481,537	4,272,744	(1.43)	49,579	12.79	9.0
Flint, MI	5	170,189	4.95	3,596,721	421,517	(3.06)	40,899	19.25	9.7
Ohio
Youngstown-Warren-Boardman	16	891,749	11.18	9,071,979	566,269	(1.79)	39,004	18.61	7.7
Cleveland-Elyria-Mentor	9	260,770	0.54	52,153,410	2,083,928	(0.60)	45,618	16.71	6.7
Akron, OH	2	71,006	0.62	12,181,890	704,827	(0.29)	45,442	16.61	6.8
Columbus, OH	1	13,433	0.03	46,244,391	1,862,673	4.28	50,573	12.16	6.1
Wisconsin
Racine, WI	3	160,190	5.82	2,905,396	195,826	0.75	50,805	17.74	7.9
Whitewater, WI	4	111,821	6.75	1,596,624	102,884	1.93	51,243	10.99	N/A
Chicago-Joliet-Naperville, IL-IN-WI	2	75,162	0.02	327,666,515	9,543,629	1.47	56,994	19.71	8.3
Monroe, WI	2	29,417	3.35	842,082	37,232	2.19	51,163	10.97	N/A
MSA Totals	73			555,740,545	19,791,529
Weighted Average: MSA						(1.22)	46,080	15.39
Branches not in any MSA totals*	4	136,129		19,885,043
Weighted Average: Branches not in any MSA						(1.26)	45,775	15.25

(1)
The total market share % data displayed is as of June 30, 2013. Source: SNL Financial

(2)
Deposit data is for banks and thrifts only as of June 30, 2013 and does not include credit unions. Source: SNL Financial

(3)
Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI based primarily on US Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

(4)
Source: U.S Department of Labor. Unemployment rate is as of October 31, 2013.

N/A—not available

*
Sanilac (MI), Huron (MI), and Lafayette (WI) counties

        At December 31, 2013, approximately 49.6% of our loans were to borrowers located in Michigan, 29.5% were to borrowers located in Ohio, 7.8% were to borrowers located in Wisconsin, 6.4% were to borrowers located in Illinois and 3.4% were to borrowers located in Indiana. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (MSA), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.2 billion, or 40.1% of total loans, at December 31, 2013, of which $352.9 million, or 29.3%, were covered by loss share agreements with the FDIC. Of the loans to borrowers in the Detroit-Warren-Livonia MSA that were not covered by loss share agreements with the FDIC, $290.1 million were residential real estate loans, $266.7 million were commercial and industrial loans and $257.1 million were commercial real estate loans.

        On January 1, 2014, we acquired Talmer West Bank, which consists of four former bank subsidiaries of Financial Commerce Corporation that had, in the aggregate, total deposits of approximately $857.8 million after acquisition accounting adjustments. Adding these $857.8 million in deposits to our deposits as of December 31, 2013, expands our presence into new metropolitan statistical areas in Michigan, Indiana, Nevada and New Mexico, including:

  •
  Ann, Arbor, Michigan (resulting in a deposit market share of 2.99% at June 30, 2013);

  •
  Holland-Grand Haven, Michigan (resulting in a deposit market share of 3.04% at June 30, 2013);

  •
  Elkhart-Goshen, Indiana (resulting in a deposit market share of 3.79% at June 30, 2013); and

  •
  Kalamazoo-Portage, Michigan (resulting in a deposit market share of 2.42% at June 30, 2013).

Competition

        The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, which have greater financial resources, access to more capital and higher lending capacity than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Without adjusting for our acquisition of Talmer West Bank, our largest deposit market areas included the Detroit-Warren-Livonia Metropolitan Statistical Area (MSA), Youngstown-Warren-Boardman MSA, Cleveland-Elyria-Mentor MSA, Flint, MI MSA and Racine, WI MSA, of which we held 1.73%, 11.18%, 0.54%, 4.95% and 5.82%, respectively, of the deposit market share as of June 30, 2013. As noted above, the acquisition of Talmer West Bank expanded our presence into new metropolitan statistical areas in Michigan, Indiana, Nevada and New Mexico.

Loss Share Resolution

        As described above, we have completed four FDIC-assisted acquisitions that significantly grew our asset and liability base. As of December 31, 2013, 17.6% of our loans were covered by loss share agreements with the FDIC. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in our FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under FDIC loss share agreements. As of December 31, 2013, our covered loans totaled $530.1 million and our uncovered loans totaled $2.5 billion.

        Both the Commercial Loss Agreement and the Single Family Loss Agreement for each of our acquisitions contain specific terms and conditions regarding the management of the covered assets that we must follow to receive reimbursement on losses from the FDIC. In general, under the loss share agreements, we must:

  •
  manage and administer covered loans and other assets and collect and effect charge-offs and recoveries in a manner consistent with our usual and prudent business and banking practices and, with respect to single family shared-loss loans, customary servicing procedures;

  •
  exercise our best judgment in managing, administering and collecting amounts on covered loans and other assets and effecting charge-offs with respect to covered loans and other assets;

  •
  use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss loans and use our best efforts to maximize collections with respect to shared-loss assets under the Commercial Loss Agreement;

  •
  retain sufficient staff to perform the duties under the loss share agreements;

  •
  adopt and implement accounting, reporting, record-keeping and similar systems with respect to the Commercial Loss Agreement;

  •
  comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan; and

  •
  file quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

        In addition, under the Commercial Loss Agreement, coverage will be lost on a covered loan if we make certain advances, amendments, modifications, renewals or extensions that are not permitted under the agreement. For instance, coverage will be lost if we make any additional advance or commitment on a covered loan unless:

  •
  the advance or commitment is made within one year of the acquisition date;

  •
  total advances are less than 10% of the loan's book value; and

  •
  such advances are made in good faith and supported by documentation in the credit files and in accordance with our credit policy guidelines.

        Covered loans also cannot be amended, modified, renewed or extended, or any term, right or remedy thereunder waived, unless made in good faith and otherwise in accordance with our credit policy guidelines, provided that no such amendment, modification, renewal, extension or waiver can:

  •
  extend the term of the loan beyond the end of the final quarter in which the agreement terminates (or beyond the term of the loan as currently in effect);

  •
  increase the amount of principal under a term loan (unless such increase is a permitted advance described above); or

  •
  increase the maximum amount of principal authorized under a revolving line of credit.

        Under both the Single Family Loss Agreement and Commercial Loss Agreement, the FDIC is not required to make any payments with respect to any charge-off or loss event that it determines we should not have effected. For instance, under the Single Family Loss Agreement, the FDIC can deny coverage if it finds we failed to undertake reasonable and customary loss mitigation efforts in accordance with the applicable modification guidelines or failed to follow customary servicing procedures. Under both loss share agreements, the FDIC must provide Talmer Bank with notice and an opportunity to cure any such deficiency. Any unresolved disputes with the FDIC regarding losses or payments will be subject to binding arbitration.

        To ensure compliance with the terms and conditions of the loss share agreements, we use several departments to monitor, manage and administer the different aspects of the loss share agreements. We have two Special Assets Groups, each with a Special Asset Manager located in Troy, Michigan and Lake Geneva, Wisconsin. These groups are part of our commercial collection and consumer collection functions and report to our Chief Legal Counsel. All of the members of our collections teams are experienced loan workout officers and have 20 or more years of experience in commercial lending and commercial collections. The immediate objective of our Special Assets Groups is to remediate the covered problem assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to us and the FDIC.

        In addition, we also have a separate Loss Share Group with a Loss Share Manager and two dedicated support staff. The Loss Share Group assists in the administration of acquired assets to insure that we are in compliance with the requirements of the various loss share agreements with the FDIC, acts as the liaison between the FDIC and the Special Assets and Collection Officers, and keeps accurate accounting records of loss share activity to insure the integrity of our financial reporting and to insure compliance with the loss share agreements.

Lending Activities

        We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, agricultural, professional services and retail consumers within our market areas. At December 31, 2013, we had net total loans of $2.9 billion, representing 64.8% of our total assets. Net total loans is the remaining balance after subtracting the accretable discount, non-accretable discount, allowance for loan losses and unamortized loan origination fees.

        We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting projected future cash flows from the loan using estimated market discount rates that reflect the credit risk inherent in the loan at the date of acquisition. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount is accreted into interest income over the expected remaining life of the loan. The "non-accretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. Cash flow expectations are re-estimated periodically for purchased credit impaired loans which involves complex cash flow projections and significant judgment on timing of loan resolution. If our assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

  Commercial and Industrial Loans

        At December 31, 2013, commercial and industrial loans amounted to $525.1 million, or 17.5% of our total loan portfolio. Of these loans, 14.9% are covered by loss share agreements with the FDIC.

        We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, agricultural, service industry and professional service areas. In our credit underwriting process, we carefully evaluate the borrower's industry, management skills, operating performance, liquidity and financial condition. We underwrite commercial and industrial credits based on a multiple of repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. We closely monitor the operating performance, liquidity and financial condition of the borrowers through analysis of required periodic financial statements and meetings with the borrower's management.

  Commercial and Residential Real Estate Loans

        Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type and industry concentrations within this portfolio.

        As of December 31, 2013, loans secured by first or second mortgages on real estate comprised $2.3 billion, or 75.4% of our loan portfolio. Of these loans, 18.7% are covered by loss share agreements with the FDIC. These loans generally fall into one of two categories: commercial real estate loans or residential real estate loans.

  •
  Commercial Real Estate Loans.  At December 31, 2013, commercial real estate loans amounted to $1.1 billion, or 35.1% of our loan portfolio. These loans generally have terms of five years while payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in our commercial real estate portfolio by emphasizing loans secured by owner-occupied buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower maintain specific debt service covenants. To ensure secondary sources of payment and liquidity to support a loan, we review the financial statements of the operating company and the personal financial statements of the principal owners and may require their personal guarantees.

  •
  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans for third-party investors, although we do retain some of these loans from time to time taking into account asset-liability and liquidity considerations. At December 31, 2013, residential real estate loans amounted to $1.2 billion, or 40.2% of our loan portfolio of which home equity loans and lines of credit comprised $208.6 million, or 17.3%. We generally originate one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance or Federal Housing Administration and Veteran Affairs guarantees are required for such loans with a loan-to-value ratio of greater than 85%.

        The mortgage loans that we originate to be held by us in our portfolio have generally been priced competitively with current market rates for such loans. We currently offer a number of ARM loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index or the one year LIBOR rate. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

        Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one- to four-family mortgage loans, we limit our exposure to fluctuations in interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. We require that adjustable-rate loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.

        Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 60 months or less, and we generally limit the extension of credit to less than 85% of the available equity of each property.

        We also purchase mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers in states along the eastern seaboard. The purchased loans are typically underwritten to Fannie Mae, Freddie Mac and Ginnie Mae standards.

  Real Estate Construction Loans

        At December 31, 2013, real estate construction loans amounted to $193.4 million, or 6.4% of our loan portfolio. Of these loans, 8.9% are covered by loss share agreements with the FDIC. We offer fixed and adjustable rate residential and commercial real estate construction loans to builders and developers and to consumers who wish to build their own homes. Construction loans to consumers to build their own homes are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. These construction loans have rates and terms that are similar to other one- to four-family loans we offer, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95% on an as-completed basis. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required to reduce credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, we perform a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.

        We make commercial land loans to commercial entities for the purpose of financing land on which to build a commercial project. These loans are for projects that typically involve small-and medium-sized single and multi-use commercial buildings.

        We make commercial construction loans to the borrower for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends (a) to occupy the finished development (owner-occupied) or (b) to lease or sell the finished development (non owner-occupied).

        We make residential land loans to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home. Residential land loans are reclassified as residential construction loans once construction of the residential home commences. These loans are further categorized as:

  •
  pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home;

  •
  owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home; and

  •
  non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home.

        The term of our real estate construction loans to builders are generally limited to 18 months. In some instances a real estate construction loan may have a longer amortization period, with a balloon maturity of not more than five years. Real estate construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  a downturn in the real estate market;

  •
  rising interest rates which may prevent sale of the property; and

  •
  failure to lease-up or sell completed projects in a timely manner.

        We attempt to reduce the risks associated with real estate construction loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%. Generally, we do not build interest reserves into loan commitments but require periodic cash payments for interest from the borrower's cash flow.

  Consumer Loans

        At December 31, 2013, consumer and other loans amounted to $21.4 million, or 0.7% of our loan portfolio. Of these loans, 54.5% are covered by loss share agreements with the FDIC. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

Mortgage Banking Activity

  Sale of Residential Real Estate Loans

        We engage in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, we sell a significant majority of the residential loans we originate to Fannie Mae, Freddie Mac or, to a lesser extent, private investors, while typically retaining the rights to provide loan servicing to our customers. As part of our overall asset/liability management strategic objectives, we may also originate and retain certain adjustable-rate residential loans. To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet been closed and that we intend to sell in the secondary markets, we routinely enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit our exposure to potential movements in market interest rates. We monitor our interest rate risk position daily to maintain appropriate coverage of our loan commitments made to borrowers.

        We use derivative instruments to mitigate the interest rate risk associated with commitments to make mortgage loans that we intend to sell. We also enter into contracts for the future delivery of residential mortgage loans in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. Derivative instruments are recognized at fair value in our consolidated balance sheets as either assets or liabilities.

  Loan Servicing

        We service residential, commercial, and agricultural mortgage loans for investors under contracts where we receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property taxes and insurance premiums on behalf of borrowers. At December 31, 2013, we had approximately 41 thousand loans serviced for others totaling $7.5 billion. In the second quarter of 2013, we transferred approximately $6.0 billion of our first mortgage loans serviced for investors to a third-party sub-servicer. While we choose to utilize a servicing vendor to assist us in the conduct of our mortgage servicing activities, we continue to own the mortgage servicing assets for which we are compensated as described below.

        As compensation for our mortgage servicing activities, we receive servicing fees of approximately 0.25% per year of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided, offset by applicable subservicing fees. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become comparatively less profitable due to the rapid payoff of loans and the negative impact due to the change in fair value of the asset. We account for our mortgage servicing rights at fair value. The amount of mortgage servicing rights initially recorded is based on the fair value of the mortgage servicing rights determined on the date when the underlying loan is sold. Our determination of fair value and the amount we record is based on a valuation model using discounted cash-flow analysis and available market pricing. Third party valuations of the mortgage servicing rights portfolio are obtained on a regular basis and are used to determine the fair value of the servicing rights at the end of the reporting period. Estimates of fair value reflect the following variables:

  •
  anticipated prepayment speeds;

  •
  product type (i.e., conventional, government, balloon);

  •
  fixed or adjustable rate of interest;

  •
  interest rate;

  •
  servicing costs per loan;

  •
  discounted yield rate;

  •
  estimate of ancillary income; and

  •
  geographic location of the loan.

        We monitor the level of our investment in mortgage servicing rights in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. Over the past several years, the volume and dollar amount of our mortgage servicing rights has grown, due not only to a strong mortgage origination environment but also because of our acquisitions. As a result, our exposure to volatility in total mortgage banking revenues has also increased. In the future, we may sell mortgage servicing rights depending on a variety of factors, including capital sufficiency, the size of the mortgage servicing rights portfolio relative to total assets and current market conditions.

Credit Administration and Loan Review

        Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address technical exceptions.

        Our loan approval policy contains modest officer lending limits, with approval concurrence between the market manager and credit officer for all loans. As such, no lending officer can approve credit acting alone, regardless of the size of the loan. The Loan and Credit Risk Committee of the Board reviews and approves loan policy changes, monitors loan portfolio trends and credit trends, and reviews and approves loan transactions that exceed management thresholds as set forth in our loan policies. Loan pricing is established in conjunction with the loan approval process based on pricing guidelines for non-consumer and non-residential mortgage loans that are set by our Asset-Liability Committee.

        Each loan officer has the primary and initial responsibility for appropriately risk rating each loan that is made. Once a loan is made, our credit administration department is responsible for the ongoing monitoring of loan portfolio performance through the review of ongoing financial reports, loan officer reports, audit reviews and exception reporting and concentration analysis. This monitoring process also includes an ongoing review of loan risk ratings and management of our allowance for loan losses. Our chief credit officer is responsible for maintaining a loan risk rating system which both facilitates the continuous monitoring of the quality of our loan portfolio and helps identify existing and potential problem loans so that our management team can employ and develop plans for corrective action.

        Our Board of Directors supports a strong loan review program and is committed to its effectiveness as part of the independent process of assessing our lending activities. We have communicated to our credit and lending staff that the identification of emerging problem loans begins with the lending personnel knowing their customer and, supported by credit personnel, actively monitoring their customer relationships. The loan review process is meant to augment this active management of customer relationships and to provide an independent and broad-based look into our lending activities. The end goal of a thorough and consistently applied loan review program is multi-faceted.

        We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms that report to Internal Audit, the Audit Committee of the Board of Directors to ensure independence and objectivity. The Audit Committee shares loan review reports with the Loan and Credit Risk Committee of the Board of Directors to assist that committee with its obligations, and it provides a quarterly summary to the Board that describes trends and identifies significant changes in the overall quality of the portfolio identified by the loan review department. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each unit review, the loan review department provides senior management with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.

Lending Limits

        Our lending activities are subject to a variety of lending limits imposed by federal law. In general, each of our bank subsidiaries are subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of Talmer Bank at December 31, 2013, Talmer Bank's legal lending limits were approximately $35.8 million (15%) and $59.7 million (25%), and Talmer Bank maintains an internal lending limit of $20.0 million. Based upon the capitalization of First Place Bank at December 31, 2013, First Place Bank's legal lending limits were approximately $48.2 million (15%) and $80.3 million (25%), and, until it was merged with and into Talmer Bank on February 10, 2014, First Place Bank maintained an internal lending limit of $20.0 million. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Deposit Products

        We offer a full range of deposit services that are typically available from most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive with those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our significant branch network will assist us in continuing to attract deposits from local customers in our market areas.

Employees

        As of December 31, 2013, we had 1,308 full-time employees and 138 part-time employees.

SUPERVISION AND REGULATION

        Talmer Bancorp, Inc., and it subsidiary banks, Talmer Bank and Talmer West Bank are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

        Markets in the United States and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007 that has continued since then. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

  •
  Minimum Leverage and Risk-Based Capital Requirements.  Under the act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, Talmer Bancorp, Inc. and its subsidiary banks will be subject to at least the same capital requirements and must include the same components in regulatory capital.

  •
  Deposit Insurance Modifications.  The act modifies the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The act also permanently raises the standard maximum insurance amount to $250,000.

  •
  Creation of New Governmental Authorities.  The act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the "CFPB"), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions' primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of our subsidiary banks, which currently have assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

    The act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are "qualified mortgages." On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower's income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules took effect on January 10, 2014. The rules also define "qualified mortgages," imposing both underwriting standards—for example, a borrower's debt-to-income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

  •
  Executive Compensation and Corporate Governance Requirements.  The act requires public companies to include, at least once every three years, a separate non-binding "say on pay" vote in their proxy statement by which shareholders may vote on the compensation of the company's named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as "say-on-golden parachute" vote). As an emerging growth company, we are not required to seek a non-binding "say-on-pay" vote or a

    "say-on-golden parachute" vote. See "Talmer Bancorp, Inc.—Emerging Growth Company Status." Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

    •
    prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

    •
    requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

        The act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company's proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

  Basel Capital Standards

        In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as "Basel II" and "Basel 2.5." On June 7, 2012, the Federal Reserve, the OCC, and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the "Basel III capital framework."

        On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim" final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as "covered" banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on "advanced approaches" banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014, for advanced approaches banking organizations, and will begin to phase in on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

        The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

  •
  a new common equity Tier 1 risk-based capital ratio of 4.5%;

  •
  a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

  •
  a total risk-based capital ratio of 8% (unchanged from current requirements);

  •
  a leverage ratio of 4%; and

  •
  a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

        Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

        In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

        The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

        Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

        Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

        The ultimate impact of the rule on the Company and our subsidiary banks is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Talmer Bancorp, Inc.

        We own 100% of the outstanding capital stock of Talmer Bank and Talmer West Bank and, therefore, we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and the regulations promulgated under it. As a bank holding company located in Michigan, the Michigan Department of Insurance and Financial Services also regulates and monitors our operations.

        Permitted Activities.    Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

  •
  banking or managing or controlling banks;

  •
  furnishing services to or performing services for its subsidiaries; and

  •
  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  •
  factoring accounts receivable;

  •
  making, acquiring, brokering or servicing loans and usual related activities;

  •
  leasing personal or real property;

  •
  operating a non-bank depository institution, such as a savings association;

  •
  trust company functions;

  •
  financial and investment advisory activities;

  •
  conducting discount securities brokerage activities;

  •
  underwriting and dealing in government obligations and money market instruments;

  •
  providing specified management consulting and counseling activities;

  •
  performing selected data processing services and support services;

  •
  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  •
  performing selected insurance underwriting activities.

        As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require Federal Reserve approval before any person or company acquires "control" of a bank holding company. Control is deemed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company or controls the election of a majority of the members of the board of directors. Pursuant to its previously issued guidance, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person's ownership does not include 15% or more of any class of voting securities.

        Source of Strength.    There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, which was confirmed in the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the FDIC Improvement Act, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

        The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        In addition, the "cross guarantee" provisions of the Federal Deposit Insurance Act require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

        The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our bank.

        Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        Capital Requirements.    The Federal Reserve imposes certain capital requirements on Talmer Bancorp, Inc. under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to our subsidiary banks and are described below under "Bank Regulation—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to our subsidiary banks, and these loans may be repaid from dividends paid from our subsidiary banks to the Company. Our ability to pay dividends depends on the ability of our bank subsidiaries to pay dividends to us, which is subject to regulatory restrictions as described below in "Bank Regulation—Dividends." We are also able to raise capital for contribution to our bank subsidiaries by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Emerging Growth Company Status.    We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting and other requirements that are generally unavailable to other public companies. As an emerging growth company,

  •
  we are exempt from the requirements to obtain an attestation and report from our auditors on management's assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

  •
  we are permitted to have less extensive disclosure regarding executive compensation in our periodic reports and proxy statements; and

  •
  we are not required to seek from our shareholders a nonbinding advisory vote on executive compensation or golden parachute payments.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we continue to qualify as an emerging growth company.

        In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards affecting public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period, which means the financial statements included in this report, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

        We could remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Bank Regulation

        Talmer Bank operates as a state bank incorporated under the laws of the State of Michigan and is subject to examination by the Michigan Department of Insurance and Financial Services and the FDIC. Talmer Bank's deposits are insured by the FDIC up to the standard deposit insurance amount of $250,000.

        Talmer West Bank operates as a state bank incorporated under the laws of the State of Michigan and is subject to examination by the Michigan Department of Insurance and Financial Services and the FDIC. Talmer West Bank's deposits are insured by the FDIC up to the standard deposit insurance amount of $250,000.

        The Michigan Department of Insurance and Financial Services and the FDIC regulate or monitor virtually all areas of Talmer Bank's and Talmer West Bank's operations including:

  •
  security devices and procedures;

  •
  adequacy of capitalization and loss reserves;

  •
  loans;

  •
  investments;

  •
  borrowings;

  •
  deposits;

  •
  mergers;

  •
  issuances of securities;

  •
  payment of dividends;

  •
  interest rates payable on deposits;

  •
  interest rates or fees chargeable on loans;

  •
  establishment of branches;

  •
  corporate reorganizations;

  •
  maintenance of books and records; and

  •
  adequacy of staff training to carry on safe lending and deposit gathering practices.

        These agencies, and the federal and state laws applicable to our subsidiary banks' operations, respectively, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of our banking practices.

        All insured depositary institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions file quarterly call reports with their federal regulatory agency and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

  Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services

        On April 5, 2010, Michigan Commerce Bank consented to the issuance of the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services, which remains in effect following our acquisition of Talmer West Bank, as the surviving bank in the merger, on January 1, 2014.

        A summary of the principal requirements placed on Talmer West Bank by the Consent Order is set forth below.

  •
  Retain a bank consultant to develop a written analysis and assessment of the bank's executive management and special asset group needs.

  •
  Talmer West Bank shall have and retain qualified management.

  •
  Comply with prior notification requirements for changes to Talmer West Bank's board of directors or senior executive officers.

  •
  Talmer West Bank's board must increase its participation in the affairs of the bank and assume full responsibility for sound policies and objectives for the supervision of the bank's activities.

  •
  Achieve and maintain a Tier 1 capital ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%.

  •
  Talmer West Bank must charge off from its books and records any loan classified "Loss" in any Report of Examination or Visitation Report of any financial institution which is merged into Talmer West Bank, immediately after the consummation of the merger.

  •
  Talmer West Bank shall not extend any additional credit to any borrower who is already obligated in any manner to the bank on any extension of credit that has been charged off or classified "Loss", or whose loans or other credit has been classified "Substandard", "Doubtful", or is listed for Special Mention in the Report of Examination dated September 21, 2009 or any subsequent Report of Examination, and these requirements shall extend to any such loans or other extensions of credit of any financial institution merged into Talmer West Bank.

  •
  Adopt, implement and adhere to a written plan to reduce Talmer West Bank's risk position in each asset in excess of $300,000 which is more than 90 days delinquent or classified "Substandard" or "Doubtful" in the Report of Examination dated September 21, 2009, which plan shall be revised to include assets which become more than 90 days delinquent after the date of the Consent Order or which are classified as "Substandard" or "Doubtful" in any Report of Examination of any financial institution that is merged into Talmer West Bank during the life of the Consent Order.

  •
  Eliminate or correct all violations of law, rule or regulation listed in the Report of Examination dated September 21, 2009.

  •
  Adopt a written contingency funding plan which identifies sources of liquid assets to meet Talmer West Bank's contingency funding needs over certain time horizons.

  •
  Talmer West Bank shall not declare or pay any dividend without the prior written consent of the FDIC or the Michigan Department of Insurance and Financial Services.

  •
  The board of directors of Talmer West Bank shall review the adequacy of the bank's allowance for loan and lease losses and provide an adequate allowance for loan and lease losses.

  •
  Adopt, implement and adhere to a written profit plan and comprehensive budget for all categories of income and expense for each year the Consent Order is in effect.

  •
  Adopt and implement a written plan to manage concentrations of credit.

  •
  Talmer West Bank shall have procedures for managing the bank's sensitivity and interest rate risk.

  •
  Talmer West Bank shall not enter into any material transaction without the prior written consent of the FDIC or the Michigan Department of Insurance and Financial Services.

  •
  At the end of each quarter, Talmer West Bank must furnish to the FDIC or the Michigan Department of Insurance and Financial Services written progress reports detailing the actions taken to comply with the terms of the Consent Order.

  FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions

        Talmer Bank, the Company, the Company's Chief Executive Officer and certain of our investors must comply with the applicable provisions of the FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions (the "FDIC Policy Statement"). The FDIC Policy Statement imposes restrictions and requirements on certain institutions and their investors, to the extent that those institutions seek to acquire a failed bank from the FDIC. Certain provisions of the FDIC Policy Statement are summarized below. As the agency responsible for resolving failed banks, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC adopted the FDIC Policy Statement on August 26, 2009. The FDIC issued guidance under the FDIC Policy Statement on January 6, 2010 and April 23, 2010.

        In general, the FDIC Policy Statement imposes the following provisions, among others, on those institutions and investors to which it applies. First, the institution is required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC Policy Statement ("covered investors"). Our most recent failed bank acquisition closed on April 29, 2011 and, therefore, we will remain subject to the heightened capital requirement until April 29, 2014. This amount of capital exceeds that required under otherwise applicable regulatory requirements. Following the expiration of the heightened capital requirement, management intends to maintain a ratio of Tier 1 common equity to total assets of 8.5%. Second, covered investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, the institution is prohibited from extending credit to its covered investors and to affiliates of its covered investors. Fourth, covered investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions. The FDIC has interpreted this prohibition to apply to a wide range of non-U.S. jurisdictions. In its guidance, the FDIC has required that non-U.S. investors subject to the FDIC Policy Statement invest through a U.S. subsidiary and adhere to certain requirements related to record keeping and information sharing. Fifth, without FDIC approval, covered investors generally are prohibited from selling or otherwise transferring their securities in the institution for a three-year period following the time of certain acquisitions. This three-year period expired on April 30, 2013 with respect to our covered investors. Sixth, covered investors may not employ complex and functionally opaque ownership structures to invest in institutions. Seventh, investors that own 10% or more of the equity of a failed institution are not eligible to bid for that failed institution in an FDIC auction. Eighth, covered investors may be required to provide information to the FDIC, such as with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. Ninth, the FDIC Policy Statement does not replace or substitute for otherwise applicable regulations or statutes. We believe that we are in compliance with each of the requirements of the FDIC Policy Statement applicable to us.

  Prompt Corrective Action

        As an insured depository institution, each of our subsidiary banks is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under current regulations, the categories are as noted below. Beginning in January 2015, however, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, described above under "Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises—Basel Capital Standards." The following is a list of the current criteria for each prompt corrective action category:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

  •
  has total risk-based capital ratio of 10% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 6% or greater; and

  •
  has a leverage capital ratio of 5% or greater; and

  •
  is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

  •
  has a total risk-based capital ratio of 8% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 4% or greater; and

  •
  has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 8%; or

  •
  has a Tier 1 risk-based capital ratio of less than 4%; or

  •
  has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 6%; or

  •
  has a Tier 1 risk-based capital ratio of less than 3%; or

  •
  has a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

        Talmer West Bank is subject to heightened capital requirements under the Consent Order, which requires Talmer West Bank to have and maintain a Tier 1 capital ratio of at least 9.0% and a total risk-based capital ratio of at least 12.0%. Talmer West Bank cannot be considered well capitalized while it remains under the Consent Order, even if the bank's capital ratios exceed the requirements set forth in the Consent Order.

        If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

        Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital, to the owners of the institution if following such a distribution the institution would be undercapitalized.

        As of December 31, 2013, Talmer Bank's regulatory capital surpassed the levels required to be considered "well capitalized." We did not complete the acquisition of Talmer West Bank until January 1, 2014. On January 1, 2014, we invested $79.5 million of capital to Talmer West Bank to ensure it had the regulatory capital levels necessary to be in compliance with the Consent Order, subject to the finalization of the business combination accounting. We will continue to monitor the capital levels at Talmer West Bank and invest additional capital as necessary.

        As further described under "Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises—Basel Capital Standards," the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as "Basel III." As discussed above, Basel III when fully phased-in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5.

  Transactions with Affiliates and Insiders

        The Company is a legal entity separate and distinct from its subsidiary banks. Various legal limitations restrict our bank subsidiaries from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and our subsidiary banks are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

        Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of each subsidiary bank's capital and surplus and, as to all affiliates combined, to 20% of each subsidiary bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate. Our subsidiary banks are forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank's (or one of its subsidiaries') affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

        The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank's affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except for subsidiaries engaged in certain nonbank financial activities or to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

        Each of our subsidiary banks is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

  •
  must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

  •
  must not involve more than the normal risk of repayment or present other unfavorable features.

        In addition, none of our subsidiary banks may purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

  Branching

        Talmer Bank and Talmer West Bank, as Michigan state-chartered banks, have authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals. Furthermore, the Dodd-Frank Act authorizes a state or national bank to branch into any state as if they were chartered in that state.

  Anti-Tying Restrictions

        Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

  •
  the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or

  •
  the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

        Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

  Community Reinvestment Act

        The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for Talmer Bank and Talmer West Bank, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In their most recent CRA examinations, each of Talmer Bank and Talmer West Bank received "satisfactory" ratings.

  Consumer Protection Regulations

        Activities of our bank subsidiaries are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by our bank subsidiaries are subject to state usury laws and federal laws concerning interest rates. The loan operations of our bank subsidiaries are also subject to federal laws and regulations applicable to credit transactions, such as:

  •
  the Dodd-Frank Act that created the Bureau of Consumer Financial Protection within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;

  •
  the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd-Frank Act;

  •
  the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

  •
  the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

The deposit operations of our bank subsidiaries are also subject to federal laws, such as:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

  Enforcement Powers

        Our subsidiary banks and each of their respective "institution-affiliated parties," including their respective management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for certain violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

        In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

        The number of government entities authorized to take action against our bank subsidiaries has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority over Talmer Bank and Talmer West Bank. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of our bank subsidiaries in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including Talmer Bank and Talmer West Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against Talmer Bank and Talmer West Bank. The CFPB may intervene in any of these actions.

  Anti-Money Laundering

        Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

  USA PATRIOT Act

        The USA PATRIOT Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

  •
  requiring standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        The USA PATRIOT Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non-U.S. persons that they administer, maintain,

or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the Financial Crimes Enforcement Network ("FinCEN") can send our subsidiary banks lists of the names of persons suspected of involvement in terrorist activities or money laundering. Each of our subsidiary banks may be requested to search their respective records for any relationships or transactions with persons on those lists. If the subsidiary bank finds any relationships or transactions, it must report those relationships or transactions to FinCEN.

  The Office of Foreign Assets Control

        The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Each of our subsidiary banks has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Each of our subsidiary banks actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

  Privacy and Credit Reporting

        Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Each of our subsidiary bank's policy is not to disclose any personal information unless permitted by law.

        Like other lending institutions, our subsidiary banks use credit bureau data in their respective underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

  Payment of Dividends

        The Company is a legal entity separate and distinct from its subsidiaries. While there are various legal and regulatory limitations under federal and state law on the extent to which our subsidiary banks can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from our subsidiary banks. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and our subsidiary banks, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

        Under Michigan law, a Michigan state-chartered bank, including Talmer Bank and Talmer West Bank, cannot declare or pay a cash dividend or dividend in kind unless such bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, Michigan state-chartered banks may pay dividends only out of net income then on hand, after deducting its bad debts. Further, Michigan state-chartered banks may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full. These limitations can affect Talmer Bank's and Talmer West Bank's ability to pay dividends. Under the terms of the Consent Order, Talmer West Bank is prohibited from paying dividends without the prior written approval of the FDIC and the Michigan Department of Insurance and Financial Services.

  Check 21

        The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  requiring every financial institution to communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  generally requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

  Effect of Governmental Monetary Policies

        Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks. These policies have major effects on the levels of bank loans, investments and deposits through the Federal Reserve's open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary and fiscal policies.

  Insurance of Accounts and Regulation by the FDIC

        The deposits of our subsidiary banks are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

        FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC.

  Proposed Legislation and Regulatory Action

        New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A.    Risk Factors.

        Our business is subject to certain risks, including those described below. If any of the events described in the following risk factors actually occurs, then our business, results of operations and financial condition could be materially adversely affected. More detailed information concerning these risks is contained in other sections of this report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Related to Our Business

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

        Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our primary markets in Michigan and Ohio, and our other markets in Wisconsin, Indiana and Illinois. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

  •
  economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

  •
  market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

  •
  the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

  •
  the value of our securities portfolio may decline; and

  •
  we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

        These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Our strategic growth plan contemplates additional acquisitions, which could expose us to additional risks.

        Since April 2010, we have completed six acquisitions and continue to periodically evaluate opportunities to acquire additional financial institutions, including purchases of failed banks from the FDIC. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. For instance, in connection with our acquisition of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $33.0 million in dividend capital from Talmer Bank to help finance the acquisition and subsequent recapitalization of Talmer West Bank. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

        Our acquisition activities could involve a number of additional risks, including the risks of:

  •
  incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;

  •
  using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

  •
  incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired institution. In addition, the markets in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of an acquired institution as a result of an acquisition. We also may lose key personnel from the acquired institution as a result of an acquisition. We may not discover all known and unknown factors when examining an institution for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

Michigan Commerce Bank was subject to a Consent Order issued by its regulators on April 5, 2010 that requires it to take specified actions, and the Consent Order remains in effect following the consummation of our acquisition of Michigan Commerce Bank, now Talmer West Bank, on January 1, 2014.

        On April 5, 2010, Michigan Commerce Bank consented to the issuance of a Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services, which remains in effect following our acquisition of Michigan Commerce Bank, now Talmer West Bank, on January 1, 2014. Our failure to comply with the terms of the Consent Order could result in significant enforcement actions against us, up to and including a regulatory takeover of Talmer West Bank, which comprises a significant portion of our business. Under the terms of the Consent Order, Talmer West Bank is required to take certain actions, including, among other things: assessing and retaining qualified management; achieving and maintaining specified capital ratios; reducing certain classified assets, including the charge-off of loans classified "loss;" reviewing the allowance for loan and lease losses policy; implementing a comprehensive profit plan and budget; implementing a plan to manage concentrations of credit; and revising the bank's policies governing interest rate risk.

        The Consent Order also prohibits Talmer West Bank, without prior regulatory approval, from:

  •
  paying dividends;

  •
  retaining new directors or senior executive officers; and

  •
  entering into any material transaction, including, but not limited to, any investment, expansion, sale of assets or acquisition.

        Talmer West Bank's regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain those approvals if requested. Until we achieve compliance with the Consent Order and the Consent Order is lifted, we will have higher operating expenses and we will not fully recognize anticipated cost savings and synergies related to our acquisition of Talmer West Bank, all of which will adversely affect our financial performance.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

        We currently operate a residential mortgage business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

We have recognized significant income from bargain purchase gains in connection with our acquisitions that may be non-recurring in future periods.

        In connection with our four FDIC-assisted acquisitions and our acquisition of First Place Bank, we recorded pre-tax bargain purchase gains totaling an aggregate of $164.9 million. These gains were included as a component of noninterest income in our statements of income for the years ended December 31, 2010, 2011 and 2013. We expect to recognize a bargain purchase gain in the first quarter of 2014 related to our acquisition of Talmer West Bank, which we estimate will be $37.0 million. The amount of each bargain purchase gain recorded for the years ended December 31, 2010, 2011 and 2013 and in first quarter of 2014 was equal to the amount by which the fair value of the assets purchased in the applicable acquisition exceeded the fair value of the liabilities assumed and any consideration paid. The bargain purchase gain recorded in connection with each acquisition is a one-time extraordinary gain and would only be repeated in the event that we consummated future acquisitions where the fair value of the assets purchased exceeded the fair value of the liabilities assumed and any consideration paid. If market conditions improve, the bidding process for banks could become more competitive, and the increased competition may make it more difficult for us to acquire banks in transactions that generate bargain purchase gains, or at all. If we are unable to generate bargain purchase gains in future acquisitions or if we are unable to offset such income with other sources of income, our financial condition and earnings may be adversely affected.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings and capital levels and overall results.

        The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this "gap" may work against us, and our earnings may be adversely affected.

        An increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

        Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve (the "Federal Reserve"). Adverse changes in the Federal Reserve's interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.

        Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely, and in fact, interest rates have risen significantly since their low point in May 2013. As rates have increased, our mortgage origination volume has dropped by approximately 40% during the third and fourth quarter of 2013 compared to the first half of the year, and we expect these low volume levels to continue for the immediate future, particularly as we exited the wholesale lending market during the fourth quarter of 2013. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain, and in fact, due to increasing industry-wide competitive pressures related to changing market conditions, our marketing gain percentage for mortgage loans sold has decreased in recent months, a trend which we expect to continue in 2014. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

        Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities ("GSEs") and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

        In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

The geographic concentration of our core markets in Michigan and Ohio makes our business highly susceptible to downturns in these local economies and depressed banking markets, which could materially and adversely affect us.

        Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in Michigan and Ohio. We operate banking centers located in Michigan, Ohio, Indiana, Wisconsin, Illinois, Nevada and New Mexico. At December 31, 2013, prior to our acquisition of Michigan Commerce Bank, approximately 49.6% of our loans were to borrowers located in Michigan, 29.5% were to borrowers located in Ohio, 7.8% were to borrowers located in Wisconsin, 6.4% were to borrowers located in Illinois and 3.4% were to borrowers located in Indiana. A deterioration in economic conditions in the loan or residential or commercial real estate markets in these areas could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population, employment or income growth in one of our core markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted and we could be materially and adversely affected.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

        We intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion on our purchased credit impaired loan portfolio (a component of the accretable yield), is paid down, we expect downward pressure on our income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2013 was 6.30%, while the yield generated using only the expected coupon would have been 4.78% during the same period. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

Because we intend to make acquisitions that involve distressed assets, we may not be able to realize the value we predict from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future writedowns to be taken in respect of, these assets.

        Delinquencies and losses in the loan portfolios and other assets we acquire may exceed our initial forecasts developed during our due diligence investigation prior to their acquisition and, thus, produce lower risk-adjusted returns than we believed our purchase price supported. Furthermore, our due diligence investigation may not reveal all material issues. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these transactions. If, during the diligence process, we fail to identify all relevant issues related to an acquisition, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in significant losses. Any of these events could materially and adversely affect us. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that we will be able to sell assets or institutions after we acquire them if we determine it would be in our best interests to do so. In addition, currently there is limited or no liquidity for certain asset classes we hold, including commercial real estate and construction and development loans.

We depend on our executive officers and other key individuals to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

        We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals. In particular, we rely on the leadership and experience in the banking industry of our Chief Executive Officer, David Provost. The loss of service of Mr. Provost or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although Mr. Provost has entered into an employment agreement with us, it is possible that we or Mr. Provost may not renew the agreement prior to its expiration in January 2015. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results. In addition, Wilbur L. Ross, Jr. is an acknowledged leader in bankruptcy, restructuring and privatization services and distressed investing. We value Mr. Ross' experience and to the extent we lose the service of Mr. Ross, our business could suffer and the value of our common stock could be materially adversely affected if investors view the loss of his service as detrimental to our ability to execute our business strategy.

Our success is dependent upon our management team, which may be unable to successfully implement their proposed business strategy.

        Our success is largely dependent upon the ability of our management team to execute our business strategy. Our management team will need to, among other things:

  •
  attract sufficient retail and commercial deposits;

  •
  attract and maintain business banking relationships with businesses in our market areas;

  •
  attract and retain experienced commercial and community bankers;

  •
  maintain adequate regulatory capital and comply with applicable federal and state regulations;

  •
  attract sufficient loans, including correspondent and purchased loans that meet prudent credit standards; and

  •
  maintain expenses in line with their current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, financial condition and results of operations.

Competitive and regulatory dynamics may make FDIC-assisted acquisition opportunities unacceptable to us.

        Our business strategy includes the consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer's downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the non-deposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction.

        The bidding process for failing banks in our desired markets has become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable. Our prior acquisitions should be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities.

        Additionally, pursuant to the FDIC Policy Statement on Qualifications for Failed Bank Acquisitions, we are subject to significant regulatory burdens as a result of having previously acquired failed banks, including heightened capital requirements. For specific details of these requirements and restrictions see "Supervision and Regulation—Bank Regulation—FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions." The FDIC has informed us that these requirements and restrictions of the FDIC Policy Statement could be extended or reinstated if we complete additional failed bank acquisitions. As a result, prior to pursing any failed bank acquisition, we would consult closely with the FDIC prior to making a bid for a failed bank. It is possible that these regulatory burdens would make the failed bank acquisition undesirable and we would not place a bid. As economic and regulatory conditions change, we may be unable to execute this aspect of our growth strategy, which could impact our future earnings, reputation and results of operations.

If Talmer Bank, the Company and certain of our shareholders are not in compliance with the applicable provisions of the FDIC Policy Statement on Qualifications for Failed Bank Acquisitions, we may be unable to bid on failed institutions in the future.

        As the agency responsible for resolving the failure of banks, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC's Policy Statement on Qualifications for Failed Bank Acquisitions imposes restrictions and requirements on certain institutions—including us and our bank subsidiary—and their investors. Unless we, together with all of our investors who have agreed to become subject to the FDIC Policy Statement are then in compliance with the FDIC Policy Statement, the FDIC may not permit us to bid on failed institutions.

        The FDIC Policy Statement imposes the following restrictions and requirements, among others. First, Talmer Bank is required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC Policy Statement ("covered investors"). Our most recent failed bank acquisition closed on April 29, 2011 and, therefore, we will remain subject to the heightened capital requirement until April 29, 2014. This amount of capital exceeds that required under otherwise applicable regulatory requirements. Second, covered investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, Talmer Bank is prohibited from extending credit to our covered investors and to affiliates of our covered investors. Fourth, covered investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions (which the FDIC has interpreted to apply to a wide range of non-U.S. jurisdictions). Fifth, covered investors generally were prohibited from selling or otherwise transferring shares of our common stock that they own for a three-year period, which expired on April 30, 2013. Sixth, covered investors may not employ complex and functionally opaque ownership structures to own a beneficial interest in our bank subsidiary. Seventh, covered investors may be required to provide information to the FDIC, such as with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. We believe that we are in compliance with each of the requirements of the FDIC Policy Statement applicable to us. The FDIC has informed us that if we acquire additional failed banks, it would review the matter closely to determine whether certain of the restrictions and requirements of the FDIC Policy Statement would be extended or reinstated. Given the capital and shareholder burdens associated with such restrictions and requirements, it is possible that we would choose not to bid on the failed bank.

        The FDIC Policy Statement applies to the following shareholders WLR Recovery Fund IV L.P., WLR IV Parallel ESC L.P., Universities Superannuation Scheme Limited, Greenlight Capital Qualified, L.P., Greenlight Capital, L.P., Howard Hughes Medical Institute and investment funds affiliated with Manulife Asset Management (US) LLC, LF First Michigan LLC and David T. Provost (our Chief Executive Officer and President).

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

        We act as servicer for approximately $7.5 billion of residential, commercial, and agricultural mortgage loans owned by third parties as of December 31, 2013. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

        For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.

        When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against us. We face further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

If we fail to effectively manage credit risk and interest rate risk, our business and financial condition will suffer.

        We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. In addition, a primary component of our strategy is to grow our middle market and small business lending activity and to increase retail lending activity. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our consolidated results of operations and financial condition.

        We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower-yield loans. Given current rates, material reductions in rates may not be probable, but as rates rise, then the risk increases. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest-rate environments.

If our allowance for loan losses and fair value adjustments with respect to acquired loans is not sufficient to cover actual loan losses, our earnings will be adversely affected.

        We are exposed to the risk that our customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. As a result, we may experience significant loan losses that may have a material adverse effect on our operating results and financial condition.

        We maintain an allowance for loan losses in an attempt to cover loan losses inherent in our loan portfolio. In addition, as we increase our loan origination, the percentage of our loan portfolio not covered by FDIC loss share agreements will increase. As such, the long-term success of our business will be largely attributable to the quality of our assets, particularly newly-originated loans. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of non-performing loans and related collateral security.

        The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses (some of which may be covered by our loss sharing arrangements with the FDIC) associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

        If our assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and real estate construction lending.

        Commercial real estate, commercial and industrial, and real estate construction lending usually involve higher credit risks than single-family residential lending. As of December 31, 2013, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—35.1%, commercial and industrial—17.5%, and real estate construction—6.4%. As of December 31, 2013, of these loans, 22.3% are covered by loss share agreements with the FDIC. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

        Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

        As of December 31, 2013, $755.8 million, or 71.6% of outstanding commercial real estate loans, were uncovered. Following the completion of our acquisition of Talmer West Bank on January 1, 2014, the percentage of our total loans that are comprised of commercial real estate loans increased from 35.1% as of December 31, 2013 to approximately 41.2% on a pro forma basis, prior to acquisition adjustments, as of December 31, 2013. In addition, because all of the loans we acquired from Talmer West Bank were uncovered loans, our uncovered commercial real estate loans as of December 31, 2013 on a pro forma basis increased to 80.1% of outstanding commercial real estate loans. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

        Commercial and industrial loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

        Risk of loss on a real estate construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing and the builder's ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

        Commercial real estate loans, commercial and industrial loans, and real estate construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

        We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations. We derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks, of which we are a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.

Changes in local economic conditions where we operate could have a negative effect.

        Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Midwest United States in general or in our primary markets in Michigan and Ohio, our other markets in Wisconsin, Indiana and Illinois or any one or more of our local markets could negatively affect our financial condition, results of operations and profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  demand for our products and services may decline; and

  •
  collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with the our loans.

We face strong competition for customers, which could prevent us from obtaining customers or may cause us to pay higher interest rates to attract customer deposits.

        The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions that may have higher lending limits. Because we will have a lower lending limit than some of our competitors it may discourage borrowers with lending needs that exceed those limits from doing business with us. While we may try to serve these borrowers by selling loan participations to other financial institutions, this strategy may not succeed in this current market because the number of institutions that are willing to act as loan participants is decreasing. We also compete with local community banks in our market. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

        We may also face a competitive disadvantage as a result of our relatively smaller size, lack of significant geographic diversification beyond the Midwest United States and the States of Michigan, Ohio, Wisconsin, Indiana and Illinois and inability to spread our operating costs across a broader market.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

        The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary banks, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC's Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the "Dodd-Frank Act"), banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

Any deficiencies in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and could materially and adversely affect the market price of our common stock.

        During 2012, we corrected an error in our accounting for troubled debt restructurings on modified loans individually accounted for under ASC 310-30. The correction of this error resulted in reclassifications of certain balance sheet and income statement line items (mainly loans, allowance for loan losses, FDIC indemnification asset, interest income, provision for loan losses and noninterest income), which did not have a material impact on overall net income for the year ended December 31, 2012, or prior years; however, the changes did require that we restate previously completed quarterly financial statements in 2012. Although the corrections did not result in a material weakness in our internal controls over financial reporting as of December 31, 2012, if we fail to maintain effective internal controls over financial reporting, our operating results could be harmed and it could result in a material misstatement in our financial statements in the future. Inferior controls and procedures or the identification of additional accounting errors could cause our investors to lose confidence in our internal controls and question our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

        The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on our reported results.

        Our financial results are significantly affected by loss share accounting, which is driven by accounting rule interpretations, assumptions and judgments made by us, and subject to ongoing review by our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to question or revision by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our financial information reflects the application of purchase accounting. Any change in the assumptions used in such methodology could have a material adverse effect on our results of operations.

        We have acquired a significant majority of our assets and assumed a significant majority of our liabilities in our six acquisitions and our financial results are heavily influenced by the application of purchase accounting. Purchase accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value at acquisition. If these assumptions are incorrect or our accountants or the regulatory agencies to whom we report do not concur with our judgments and require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

The banking industry is heavily regulated and that regulation or future regulation could limit or restrict our activities and adversely affect our financial results.

        We operate in a highly regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Michigan Department of Insurance and Financial Services. Our compliance with these regulations are costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business, and, under the Consent Order, Talmer West Bank is subject to heightened capitalization requirements.

        The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have or may have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on our future results. Furthermore, the federal and state bank regulatory authorities who supervise us have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If we fail to comply with applicable laws or regulations, we could become subject to enforcement actions that have a material adverse effect on our future results.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

        Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, or in the case of Talmer West Bank, the Consent Order, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

  •
  changes to regulatory capital requirements;

  •
  exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

  •
  creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

  •
  potential limitations on federal preemption;

  •
  changes to deposit insurance assessments;

  •
  regulation of debit interchange fees we earn;

  •
  changes in retail banking regulations, including potential limitations on certain fees we may charge; and

  •
  changes in regulation of consumer mortgage loan origination and risk retention.

        In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

        Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

        On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to our subsidiary banks.

        The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

        The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

        Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

        In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

        In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. Talmer West Bank is subject to heightened capital requirements under the Consent Order. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

        As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators' assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as "OFAC"). Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

        Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the Consumer Financial Protection Bureau ("CFPB") has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. The origination of loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may protect us from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

        Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support our subsidiary banks.

        The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our subsidiary banks if they experience financial distress.

        A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

        Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In February 2014, the U.S. debt ceiling was suspended through March 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain executive management and qualified board members.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company." The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, including the integration of our acquired banks, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

        As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

        Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

        In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

        We will have to respond to future technological changes. Specifically, if our competitors introduce new banking products and services embodying new technologies, or if new banking industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

        We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

Future growth or operating results may require us to raise additional capital, but that capital may not be available or may be dilutive.

        We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our operations and any future growth.

        Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control and largely do not depend on our financial performance. Accordingly, we may be unable to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches. These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Shareholders affiliated with one of our directors own a significant percentage of our common stock and may vote their shares in a manner that you may consider not to be consistent with your best interest or the best interest of our shareholders as a whole.

        WLR Recovery Fund IV L.P. and WLR IV Parallel ESC L.P. (the "WL Ross Funds"), which are affiliated with Wilbur L. Ross, Jr., one of our directors, currently beneficially own, in the aggregate,

approximately 16.8% of our outstanding common stock, assuming the exercise of all immediately exercisable warrants held by them. As a result, the WL Ross Funds, in their capacity as shareholders, have the ability to vote a significant percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of the WL Ross Funds may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in the WL Ross Funds voting their shares in a manner inconsistent with the interest of other shareholders of the Company. In addition, following the termination of the lock-up period on August 11, 2014, it is possible that the WL Ross Funds may sell or otherwise dispose of all or a significant portion of the shares they hold which could adversely affect the market price of our common stock.

Certain of our directors may have conflicts of interest in determining whether to present business opportunities to us or another entity with which they are, or may become, affiliated.

        Certain of our directors are or may become subject to fiduciary obligations in connection with their service on the boards of directors of other corporations, including financial institutions. A director's association with other financial institutions, which give rise to fiduciary or contractual obligations to such institutions, may create conflicts of interest. To the extent that any of our directors become aware of acquisition opportunities that may be suitable for entities other than us to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. You should assume that to the extent any of our directors become aware of an opportunity that may be suitable both for us and another entity to which such person has a fiduciary obligation or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to us only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of our directors become aware of an acquisition opportunity that does not fall within the above parameters, but that may otherwise be suitable for us, he or she may not present such opportunity to us.

Our financial condition may be affected negatively by the costs of litigation.

        We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. In many cases, we may seek reimbursement from our insurance carriers, or with respect to covered assets, from the FDIC to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. In addition, there may be limitations on reimbursements from the FDIC with respect to litigation expenses related to covered assets under Talmer Bank's loss share agreements. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or anticipated reimbursements from the FDIC, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

We may be adversely affected by the lack of soundness of other financial institutions.

        Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Risks Related to the Acquisition of the Acquired Banks

We are subject to risks related to our acquisition transactions.

        The ultimate success of our past acquisitions, including our acquisition of Talmer West Bank, and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future will depend on a number of factors, including our ability:

  •
  to fully integrate, and to integrate successfully, the branches acquired into our operations;

  •
  to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired;

  •
  to retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

  •
  to effectively compete in new markets in which we did not previously have a presence;

  •
  to comply with the regulatory burdens associated with FDIC-assisted acquisitions;

  •
  to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

  •
  to retain and attract the appropriate personnel to staff the acquired branches;

  •
  to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches; and

  •
  to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.

        As with any acquisition involving a financial institution, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. We anticipate challenges and opportunities because of the unique nature of each acquisition. Integration efforts will also likely divert our management's attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of our acquisition transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from our acquisition transactions.

        In addition, on January 3, 2013, the Inspector General of the FDIC issued a study on the impact of bank failures, including the FDIC's handling of loss share arrangements. The results of this study includes seven recommendations intended to strengthen certain supervisory activities, including, among other things, the development of additional controls for monitoring an acquiring institution's commercial loan modification efforts under loss share agreements, that may affect how the FDIC administers and interprets our loss share agreements or may impact whether the FDIC places banks that meet our strategic objectives into receivership. Should this study or other legislative initiatives have such effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned covered by the agreements may cause such covered loans and other real estate to lose their eligibility for loss share reimbursement payments from the FDIC, resulting in material losses that are currently not anticipated. In addition, under the loss share agreements, we are subject to audits by the FDIC through its designated agent to monitor our compliance with the agreements. As the loan servicing standards evolve, we may experience difficulties in complying with the requirements of the loss share agreements.

        In addition, under the loss share agreements, we must obtain the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of the Company or Talmer Bank with or into another company, if the shareholders of the Company or Talmer Bank will own less than 66.66% of the consolidated entity, requires the consent of the FDIC. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC which could have a material adverse effect on our financial condition, results of operations and cash flows.

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

        The loans we acquired in connection with our acquisitions have been recorded at their estimated fair value on the respective acquisition date without a carryover of the related allowance for loan losses. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. Although we have recorded fair value adjustments, based on our estimates at the date of acquisition, the loans we acquired may become impaired or may further deteriorate in value, resulting in additional losses and charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

        Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These credit-impaired loans, like non-credit-impaired loans acquired in connection with our acquisitions, have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired in our four FDIC-assisted transactions.

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired in our four FDIC-assisted transactions, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (ten years for losses on single-family residential real estate loans, five years for losses on non-residential real estate loans and eight years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a "true-up" payment to the FDIC in connection with certain of our FDIC-assisted transactions if our realized losses are less than expected.

        The loss share agreements between Talmer Bank and the FDIC with respect to the acquisition of CF Bancorp, First Banking Center and Peoples State Bank contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisition of CF Bancorp, the tenth anniversary of the closing of the acquisition of First Banking Center, and the tenth anniversary of the closing of the acquisition of Peoples State Bank. We estimate the present value of any such "true-up" payment and record the current estimate as "FDIC clawback liability" on our consolidated balance sheets. Any "true-up" payment that is materially higher than our recorded estimate could have an adverse effect on our financial condition and results of operations.

Risks Related to our Common Stock

Shares of our common stock are subject to dilution.

        Upon completion of our initial public offering on February 14, 2014, we had 69,951,187 shares of common stock issued and outstanding. As of December 31, 2013, we had warrants outstanding to purchase 2,568,271 shares of our Class A common stock with a weighted average exercise price of $6.77 per share, options to purchase 8,441,174 shares of common stock with a weighted average exercise price of $6.88 per share and 816,799 unallocated shares under our Equity Incentive Plan that remain available for future grants. As of the closing of our initial public offering, under the terms of our Equity Incentive Plan, as amended, the number of shares of common stock available for grant under the plan was subject to automatic adjustment such that shares representing 14% of our then outstanding common stock were available for grant at any time, also known as an evergreen provision. As such, following the closing of our initial public offering on February 14, 2014, we had 1,378,042 unallocated shares under our Equity Incentive Plan that remain available for future grant. On March 26, 2014, our board of directors amended the Equity Incentive Plan to remove the evergreen provision, capping the number of shares available for grant under the plan at 9,794,745. The vesting and terms of options granted are determined by our Compensation Committee of the Board of Directors. A significant portion of our options time-vest over a three year period from the date of grant and expire ten years after the date of the grant. Unless earlier exercised or terminated pursuant to the terms of the grant, 612,924 expire in 2019, 3,175,000 expire in 2020, 1,043,250 expire in 2021, and 3,610,000 expire in 2023. The issuance of shares subject to options under the plan will further dilute your ownership of our common stock.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale, including shares that will be available for sale following the expiration of the lock-up period.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.

        As of February 21, 2014, upon completion of our initial public offering and the closing of the underwriters' over-allotment option, we had 69,962,461 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 17,888,888 shares that were sold in the offering are freely tradable, except that any shares purchased by "affiliates" (as that term is defined in Rule 144 under the Securities Act of 1933, as amended (which we refer to as the "Securities Act"), only may be sold in compliance with certain limitations. Subject in certain cases to lock-up restrictions with respect to our directors, officers and certain significant shareholders that restrict their ability, with certain exceptions, to transfer shares of our common stock held by them for a period of 180 days after February 11, 2014, the remaining anticipated 52,073,573 shares of our common stock outstanding may be sold into the market over time in transactions made in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. Subject to certain exceptions, approximately 40,291,565 shares of our common stock will become eligible for sale upon expiration of the 180-day lock-up period. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

        Our authorized capital stock includes 20,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

  •
  the designation of, and the number of, shares constituting each series of preferred stock;

  •
  the dividend rate for each series;

  •
  the terms and conditions of any voting, conversion and exchange rights for each series;

  •
  the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

  •
  the provisions of any sinking fund for the redemption or purchase of shares of any series; and

  •
  the preferences and the relative rights among the series of preferred stock.

        We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

        The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

  •
  general market conditions;

  •
  domestic and international economic factors unrelated to our performance;

  •
  actual or anticipated fluctuations in our quarterly operating results;

  •
  changes in or failure to meet publicly disclosed expectations as to our future financial performance;

  •
  downgrades in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

  •
  changes in market valuations or earnings of similar companies;

  •
  the expiration of contractual lock-up agreements;

  •
  any future sales of our common stock or other securities; and

  •
  additions or departures of key personnel.

        The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of our common stock.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are generally unavailable to other public companies. As an emerging growth company,

  •
  we are exempt from the requirements to obtain an attestation and report from our auditors on management's assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

  •
  we are permitted to have less extensive disclosure regarding executive compensation in our periodic reports and proxy statements; and

  •
  we are not required to seek from our shareholders a nonbinding advisory vote on executive compensation or golden parachute payments.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we continue to qualify as an emerging growth company. It is possible that some investors could find our common stock less attractive because we may take advantage of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

        In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards affecting public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period, which means the financial statements included in this report, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

        We could remain an emerging growth company for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Certain provisions of our loss sharing agreements may have anti-takeover effects and could limit our ability and the ability of our shareholders to engage in certain transactions.

        The loss share agreements we entered into with the FDIC in connection with our four FDIC-assisted acquisitions require that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions, including those that may otherwise be in their best interests. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement with us.

        Among other things, prior FDIC consent is required for (1) a merger or consolidation of us with or into another company if our shareholders will own less than 66.66% of the combined company, or of our bank subsidiary with or into another company, if we will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of our bank subsidiary and (3) a sale of shares by a shareholder, or a group of related shareholders, that will effect a change in control of our bank subsidiary, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act of 1978, as amended (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of more than 25% of our voting securities). If we or any shareholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share arrangement with us, we could be materially and adversely affected.

Anti-takeover provisions in the corporate statutes and charter documents governing our organization could discourage, delay or prevent a change of control of the Company and diminish the value of our common stock.

        Some of the provisions of the Michigan Business Corporation Act ("MBCA") and our articles of incorporation and bylaws could make it difficult for our shareholders to change the composition of our board of directors, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable.

        These provisions include the following:

  •
  Chapter 7A of the MBCA, which imposes restrictions and requirements on investors in our voting shares above specified ownership percentages or who propose to enter into a business combination (as defined in the MBCA) with us; in some instances, the board of directors is vested with discretion to determine selectively which shareholders are, or are not, subject to these restrictions and requirements;

  •
  the board of directors is authorized to issue up to 20,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued without shareholder approval;

  •
  limitations on the rights of shareholders to remove directors and the ability of incumbent directors to increase the size of the board and fill vacancies on the board; and

  •
  limitations on the rights of shareholders to call special meetings of the shareholders and propose business or nominate candidates for election to our board of directors at annual and special meetings of the shareholders.

These anti-takeover provisions could impede the ability of our common shareholders to benefit from a change of control and, as a result, could have a material adverse effect on the value of our common stock and your ability to realize any potential change-in-control premium.

Shareholders may be deemed to be acting in concert or otherwise in control of us and our bank subsidiaries, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

        We are a bank holding company regulated by the Federal Reserve. Any entity (including a "group" composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended. In addition, (1) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act to acquire or retain 5% or more of a class of our outstanding shares of voting stock, and (2) any person other than a bank holding company may be required to obtain prior regulatory approval under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding shares of voting stock. Any shareholder that is deemed to "control" the Company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of "control" of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

        Our common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company. Each shareholder obtaining control that is a "company" would be required to register as a bank holding company. "Acting in concert" generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders are immediate family members; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

Our ability to pay dividends is subject to regulatory limitations and each of our subsidiary bank's ability to pay dividends to us is also subject to regulatory limitations.

        We have never paid cash dividends to holders of our common stock. Although we may pay cash dividends in the future, we intend to retain a large majority of any earnings to help fund our growth. Our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations, and depends upon the results of operations of our subsidiary banks. The Company is a bank holding company that conducts substantially all of its operations through Talmer Bank and Talmer West Bank. As a result, our ability to make dividend payments on our common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from our subsidiary banks.

        Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. In addition, the Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends could be deemed an unsafe or unsound practice if such dividends are not supported by recent earnings or we or our subsidiary banks do not, in the view of the regulators, have sufficient capital. Our ability to pay dividends will directly depend on the ability of our subsidiary banks to pay dividends. Under the Consent Order, Talmer West Bank is prohibited from paying any dividends without obtaining prior regulatory approval of the FDIC and the Michigan Department of Insurance and Financial Services.

        Finally, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors.

If equity research analysts do not publish research or reports about our business, or if they publish reports with unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

        The trading price of our common stock is expected to be impacted in part by research and reports that equity research analysts publish about us and our business. We do not control these analysts. Equity research analysts may elect not to provide research coverage of our common stock, which may adversely affect the market price of our common stock. If equity research analysts do provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts ceases coverage of the Company, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline.

Our securities are not FDIC insured.

        Our securities, including our common stock, are not savings or deposit accounts or other obligations of our subsidiary banks, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our principal executive offices and Talmer Bank's main office is located at 2301 West Big Beaver Rd., Suite 525, Troy, Michigan 48084. Talmer West Bank's main office is located at 2950 State Street South, Ann Arbor, Michigan 48104. In addition, we currently operate 45 additional branches located in Michigan, 28 branches located in Ohio, 11 branches located in Wisconsin, four branches located in Nevada, two branches located in Indiana, one branch located in Illinois and one branch located in New Mexico. We lease our principal executive office, 14 of our branches in Michigan, 11 of our branches in Ohio, four of our branches in Nevada, our New Mexico branch and our Illinois branch. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

Item 3.    Legal Proceedings.

        From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

        Our Class A common stock began trading on The NASDAQ Capital Market under the symbol "TLMR" on February 12, 2014. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. Prior to that time there was no public market for our common stock. As of March 27, 2014, we had 250 shareholders of record for our common stock.

Dividend Policy

        We have never paid cash dividends to holders of our common stock. Although we may pay cash dividends in the future, we intend to retain a large majority of any earnings to fund our growth for the foreseeable future.

        We are a bank holding company and accordingly, any dividends paid by us are subject to various federal and state regulatory limitations and also may be subject to the ability of our subsidiary depository institutions to make distributions or pay dividends to us. Our ability to pay dividends is limited by minimum capital and other requirements prescribed by law and regulation. Banking regulators have authority to impose additional limits on dividends and distributions by us and our subsidiaries. Under the Consent Order, Talmer West Bank is prohibited from paying dividends to us without the prior regulatory approval of the FDIC and the Michigan Department of Insurance and Financial Services. Certain restrictive covenants in future debt instruments, if any, may also limit our ability to pay dividends or the ability of our subsidiary depository institutions to make distributions or pay dividends to us. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See "Supervision and Regulation."

Use of Proceeds

        Our registration statement on Form S-1 (File No. 333-193300) was declared effective on February 11, 2014, pursuant to which we registered a proposed maximum offering price of $241.5 million. Our initial public offering included 3,703,703 newly issued shares of common stock sold by us for $13.00 per share (the primary offering) and 14,185,185 existing shares of common stock sold by selling shareholders for $13.00 per share (the secondary offering) for a total of 17,888,888 shares of common stock. The 14,185,185 shares of common stock sold by the selling stockholders in the secondary offering included 2,333,333 shares covered by an over-allotment option granted to the underwriters. On February 14, 2014, we sold 3,703,703 shares of common stock for gross proceeds of $48.1 million, before underwriters' discounts and offering expenses, and the selling shareholders sold 11,851,852 shares for gross proceeds of $154.1 million, before underwriters' discounts. On February 21, 2014, the selling shareholders sold 2,333,333 shares of common stock pursuant to the underwriters' over-allotment option for gross proceeds of $30.3 million, before underwriters' discounts.

        Keefe, Bruyette & Woods, Inc. and J.P. Morgan Securities LLC acted as joint book-running managers for the initial public offering and as representatives of the underwriters. In connection with the initial public offering, we paid $3.4 million in underwriting discounts to the underwriters and the selling shareholders paid $12.9 million in underwriters' discounts to the underwriters. In connection with the initial public offering, we received net proceeds of $42.1 million, after deducting underwriters' discounts of $3.4 million and additional estimated offering expenses of approximately $2.6 million. The offering expenses include SEC registration fees, FINRA filing fees, NASDAQ listing fees and expenses, legal fees and expenses, printing expenses, transfer agent and registrar fees and expenses, accounting fees and expenses as well as other miscellaneous expenses. In connection with the initial public offering and the underwriters' exercise of the over-allotment option, the selling shareholders received net proceeds of approximately $171.5 million, after deducting underwriters' discounts of approximately $12.9 million. We did not receive any proceeds from the sale of shares by the selling shareholders in the secondary offering.

        During the period from the closing of the offering on February 14, 2014 through the filing of this report, we have used the net proceeds from the offering to repay the $35.0 million senior unsecured line of credit that Talmer Bancorp, Inc. borrowed to support the acquisition and recapitalization of Talmer West Bank, including accrued interest, and for general corporate purposes.

Item 6.    Selected Historical Consolidated Financial Information.

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2013, 2012, 2011 and 2010 from our audited financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report. On January 1, 2013, we acquired all the issued and outstanding shares of First Place Bank. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2013, includes the results of First Place Bank, but does not include the results of Talmer West Bank, which we acquired on January 1, 2014. Our historical results shown below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010
Earnings Summary
Interest income	$179,722	$102,564	$119,478	$50,249
Interest expense	11,725	5,695	7,076	5,968
Net interest income	167,997	96,869	112,402	44,281
Provision for loan losses—uncovered	15,520	3,614	3,571	4,484
Provision (benefit) for loan losses—covered	(10,422)	32,258	64,748	17,850
Bargain purchase gains	71,702	—	39,385	53,842
Noninterest income	181,355	74,684	113,774	86,583
Noninterest expense	251,031	103,779	106,591	41,765
Income before income taxes	93,223	31,902	51,266	66,765
Income tax provision (benefit)	(5,335)	10,232	17,817	22,089
Net income	98,558	21,670	33,449	44,676
Per Share Data
Basic earnings per common share	$1.49	$0.46	$0.85	$1.60
Diluted earnings per common share	1.41	0.44	0.82	1.56
Book value per common share	9.32	7.86	7.23	6.44
Tangible book value per share(1)	9.12	7.77	7.06	6.29
Shares outstanding (in thousands)	66,234	66,229	44,469	38,956
Average diluted shares (in thousands)	69,664	48,806	40,639	28,589
Selected Period End Balances
Total assets	$4,547,361	$2,347,508	$2,123,560	$1,689,645
Securities available-for-sale	620,083	345,405	223,938	298,094
Total Loans	3,003,984	1,322,151	1,254,879	890,345
Uncovered loans	2,473,916	604,446	324,486	139,784
Covered loans	530,068	717,705	930,393	750,561
FDIC indemnification asset	131,861	226,356	358,839	270,332
Total deposits	3,600,837	1,730,226	1,695,599	1,388,424
Total liabilities	3,930,346	1,826,765	1,802,234	1,438,710
Total shareholders' equity	617,015	520,743	321,326	250,935
Tangible shareholders' equity(1)	603,810	514,672	314,017	245,108
Performance and Capital Ratios
Return on average assets	2.09%	0.98%	1.60%	4.55%
Return on average equity	16.33	6.14	11.95	25.69
Net interest margin (fully taxable equivalent)(2)	3.90	4.69	5.81	4.75
Tangible average equity to tangible average assets(1)	12.50	15.66	13.05	17.45
Tier 1 leverage ratio	11.88	22.71	14.58	18.41
Tier 1 risk-based capital	18.29	44.36	35.65	30.27
Total risk-based capital	19.21	45.66	36.91	31.53
Asset Quality Ratios:
Net charge-offs to average loans, excluding covered loans	0.35%	0.13%	0.05%	1.03%
Nonperforming assets as a percentage of total assets	1.58	1.79	1.20	1.18
Nonperforming loans as a percent of total loans	1.40	1.30	0.41	0.14
Nonperforming loans as a percent of total loans, excluding covered loans	0.98	0.12	0.65	0.63
Allowance for loan losses as a percentage of period-end loans	1.93	4.72	5.04	1.93
Allowance for loan losses-uncovered as a percentage of period-end uncovered loans	0.72	1.81	2.43	3.16
Allowance for loan losses as a percentage of nonperforming loans, excluding loans accounted for under ASC 310-30	43.52	94.75	344.68	350.79

(1)
See section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."

(2)
Presented on a tax equivalent basis using a 35% tax rate for all periods presented.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

        Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP financial measures are "tangible shareholders' equity," "tangible book value per share" and "tangible average equity to tangible average assets." Our management uses these non-GAAP financial measures in its analysis of our performance.

  •
  "Tangible shareholders' equity" is shareholders' equity less goodwill and other intangible assets. As with other financial assets, we consider the FDIC indemnification asset to be a tangible asset. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

  •
  "Tangible book value per share" is defined as total equity reduced by goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. We had no goodwill as of December 31, 2013. As with other financial assets, we consider the FDIC indemnification asset to be a tangible asset. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

  •
  "Tangible average equity to tangible average assets" is defined as the ratio of average shareholders' equity less average goodwill and average other intangible assets, divided by average total assets. This measure is important to investors interested in relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets. As with other financial assets, we consider the FDIC indemnification asset to be a tangible asset. We have not considered average loan servicing rights as an intangible asset for purposes of this calculation.

        We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of and for the years ended December 31,
(Dollars in thousands, except per shara date)	2013	2012	2011	2010
Total Shareholders' equity	$617,015	$520,743	$321,326	$250,935
Less:
Core deposit intangibles	13,205	6,071	7,309	5,827

Tangible shareholders' equity	$603,810	$514,672	$314,017	$245,108

Shares outstanding	66,234	66,229	44,469	38,956
Tangible book value per share	$9.12	$7.77	$7.06	$6.29
Average Assets	$4,725,767	$2,216,371	$2,093,989	$982,233
Average Equity	603,657	352,779	279,817	173,916
Average Core Deposit intangibles	14,524	6,672	7,488	3,075
Tangible average equity to tangible average assets	12.50%	15.66%	13.05%	17.45%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011 provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the "Selected Historical Consolidated Financial Information" and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

        We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the "Cautionary Note Regarding Forward-Looking Statements" beginning on page 1 of this Annual Report.

Business Overview

        Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan. Between April 30, 2010 and December 31, 2013, we successfully completed five bank acquisitions totaling $5.0 billion in assets and $4.9 billion in liabilities. In addition, on January 1, 2014, we acquired Michigan Commerce Bank, which consists of four former bank subsidiaries of Financial Commerce Corporation that had, in the aggregate, total assets of approximately $908.2 million and total liabilities of approximately $859.2 million at December 31, 2013. In connection with the acquisition, Michigan Commerce Bank changed its name to Talmer West Bank. Through our wholly-owned subsidiary banks, Talmer Bank and Trust ("Talmer Bank"), First Place Bank, which was consolidated with and into Talmer Bank on February 10, 2014, and Talmer West Bank, we are a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern and Eastern Ohio, Northern Indiana, South Central and Southeastern Wisconsin, Chicago, Illinois, Las Vegas, Nevada and Albuquerque, New Mexico.

        Given our strong capital position, local market knowledge and experienced leadership team, management believes we have a competitive advantage in the markets that we serve. We have retained a seasoned community bank management team with executive management experience in community banks located in our Midwest markets. With a well-managed, financially sound and well-capitalized bank, management believes it has significant opportunities to expand in the current market environment through organic growth and strategic acquisitions of banking franchises in our concentrated markets of Michigan and Ohio, as well as other markets in Indiana, Wisconsin and in the Chicago Metropolitan area of Illinois.

        Our product line includes loans to small and medium-sized businesses, residential mortgage loans, commercial real estate loans, residential and commercial construction and development loans, farmland and agricultural production loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

        We have grown substantially since our operations began in August of 2007, with much of the growth occurring through Talmer Bank's four FDIC-assisted acquisitions, all of which have been fully integrated into our operations, our acquisition of First Place Bank that closed on January 1, 2013, and our acquisition of Talmer West Bank, formerly Michigan Commerce Bank, that closed on January 1, 2014. First Place Bank had operated under a Cease and Desist Order with its regulator since July13, 2011. The Cease and Desist Order remained in effect following our acquisition of First Place Bank on January 1, 2013. Following our acquisition, we devoted significant internal management resources as well as engaged third party professionals to assist us in evaluating and improving internal and risk management controls of First Place Bank, including hiring a nationally recognized third party to evaluate the internal and risk management controls over the bank's mortgage banking operations. Additionally, substantial resources were deployed to enhance the core operating technology, build and implement a disaster recovery plan and improve consumer compliance processes. First Place Bank achieved compliance with the Cease and Desist Order, and on January 28, 2014, the FDIC approved the consolidation of First Place Bank with an into Talmer Bank, which occurred on February 10, 2014. At the effective time of the consolidation, the Cease and Desist Order had no further force or effect. Additionally, at the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect. For a further discussion of the Consent Order, see "Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services" in "Supervision and Regulation" of this Annual Report.

        As of December 31, 2013, we had $3.0 billion in total loans. Of this amount $1.9 billion, or 62.8%, consisted of loans we acquired (all of which were adjusted to their estimated fair values at the time of acquisition), and $1.1 billion, or 37.2%, consisted of loans we originated. Due to the timing of the acquisition of First Place Bank on January 1, 2013, which contributed approximately $2.1 billion in deposits and $2.6 billion in assets, the comparability of our operating results for the year ended December 31, 2013 to the year ended December 31, 2012 is limited. In addition, because our acquisition of Talmer West Bank occurred on January 1, 2014, the following discussion and analysis of our consolidated financial condition and results of operations does not include the results of Talmer West Bank.

        We had net income of $98.6 million, $21.7 million and $33.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net income for the year ended December 31, 2013, included a one-time bargain purchase gain of $71.7 million resulting from our acquisition of First Place Bank which was the largest contributing factor to the $76.9 million increase in net income for the year ended December 31, 2013, compared to the same period in 2012. As a result of our significant growth from our acquisitions, we have substantially increased our employee headcount and number of branches, and we have incurred substantial integration related expenses, all of which has significantly increased our noninterest expenses since we completed our first acquisition on April 30, 2010. For instance, in connection with our acquisition of First Place Bank, we incurred transaction and integration related expenses for the year ended December 31, 2013 related to the improvement of the internal control structure at First Place Bank, the completion of separate audits of First Place Bank, the payment and accrual of severance related costs, the expensing of acquisition related bonuses and stock options issued and heightened FDIC insurance expense at First Place Bank. We also incurred $423 thousand of acquisition and due diligence expenses related to the acquisition of Talmer West Bank during the year ended December 31, 2013. These transaction and integration related expenses are detailed in the table below.

	For the year ended December 31, 2013
(Dollars in thousands)	Actual	First Place Bank and Talmer West Bank transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expenses
Salary and employee benefits	$146,609	$11,553	$135,056
Occupancy and equipment expense	26,755	160	26,595
Data processing fees	9,148	23	9,125
Professional service fees	16,857	5,806	11,051
FDIC loss sharing expense	2,007	—	2,007
Bank acquisition and due diligence fees	8,693	8,693	—
Marketing expense	3,484	54	3,430
Other employee expense	3,682	637	3,045
Insurance expense	9,974	3,823	6,151
Other expense	23,822	100	23,722

Total noninterest expenses	$251,031	$30,849	$220,182

        There were no bargain purchase gains included in net income for the year ended December 31, 2012, and we had bargain purchase gains of $39.4 million for the year ended December 31, 2011. The decrease in bargain purchase gains contributed to our $11.7 million, or 35%, decrease in net income for the year ended December 31, 2012 compared to the year ended December 31, 2011. We estimate the bargain purchase gain recognized in the first quarter of 2014 related to Talmer West Bank will be $37.0 million. While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions. In addition, we will seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We intend to focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

        As of December 31, 2013, our total assets were $4.5 billion, our net total loans were $2.9 billion, our total deposits were $3.6 billion and our total shareholders' equity was $617.0 million.

Economic Overview

        The U.S. economy continued to grow at a modest pace through 2013, with the fourth quarter of 2013 posting the eleventh consecutive quarter with growth in gross domestic product ("GDP"). GDP for the third quarter of 2013 grew at an annualized rate of 4.1%, compared to a rate of 2.8% for the year ended December 31, 2012, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce. According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) as of December 31, 2013 was 6.7% compared to 7.9% at December 31, 2012. This is still considerably higher than the ten year historical average through the end of 2012 of 6.7%. Total home sales in the United States, as indicated by the National Association of Realtors, showed signs of weakening with existing home sales at a seasonally adjusted 4.3 million for the rolling 12 months ended November 30, 2013, down from both the rolling 12 month period totals of 4.5 million as of October 31, 2013 and 4.4 million as of November 30, 2012. Inventory levels are at a 5.2 months'

supply, or 1.9 million units, as of November 30, 2013 from a 4.9 months' supply as of November 30, 2012. New home sales have increased to a seasonally adjusted annual rate of 464 thousand as of November 30, 2013 from 398 thousand for the same period in the prior year. Inventory for new homes has decreased to a 4.3 months' supply as of November 30, 2013 from a 4.5 months' supply during the same respective period indicating a pick-up of new construction and new home sales. Home values, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 13.6% from October 2012 to October 2013. Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.2% for the 12 months ending September 30, 2013, compared to the same period in 2012, with business filings down 16.9% and personal filings down 12.0%, for the 12 months ending September 30, 2013, compared to the same period in 2012.

        Continued increases in mortgage interest rates, brought about by a variety of economic indicators and potential Federal Reserve policy changes, have curtailed overall mortgage industry lending volumes during the fourth quarter of 2013. We experienced reductions in our mortgage origination volume of approximately 40% during the third and fourth quarters of 2013, compared to the first half of the year, and our total mortgage banking related revenue declined approximately 50% over the same period. We anticipate these lower levels of both mortgage origination volume and mortgage banking revenue to continue into 2014, due to fluctuations in mortgage interest rates that have stifled consumer demand, especially for refinances. However, in the fourth quarter of 2013, we reduced our expenses by closing our wholesale mortgage division and made other meaningful mortgage staff reductions. These expense reductions, combined with planned incremental additions to our retail residential lending unit, anticipated loan growth in our commercial and industrial loan portfolio and cost savings from integrating back office functions of our acquired banks, are currently expected to offset this decline in revenue. These expense reductions and other revenue enhancements, however, may lag our anticipated decreases in mortgage banking revenue. In general, we expect the rising interest rates and/or a steeper yield curve to increase net interest income as modeled through our net interest income simulations. Please refer to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" for a description of our policies used to model movements in interest rates.

        Beginning in the year 2014, significant regulatory changes are expected to impact the overall mortgage industry. We are taking appropriate steps to implement and comply with new regulatory requirements, including those related to mortgage servicing practices (brought about by the Consumer Financial Protection Bureau) and those related to mortgage lending practices (brought about by the Dodd-Frank Act). We expect these requirements to have a profound impact on the overall competitive landscape of the mortgage industry, and we anticipate maintaining and possibly increasing our competitive posture in the year 2014 and beyond, as the industry absorbs the impact of these new lending and servicing regulations.

        According to the Beige Book published by the Federal Reserve Board in November 2013, overall economic activity expanded at a moderate pace with the Fourth (Cleveland) Federal Reserve District reporting moderate growth and the Seventh (Chicago) Federal Reserve District also reporting moderate growth. The auto industry remains a source of strength in both the Chicago District and Cleveland District. Energy was also cited in both the Chicago District and Cleveland District as contributing to overall growth, however at a slower pace than the previous quarter. Wet gas production in both the Utica and Marcellus Shale zones increased significantly, outpacing a slowdown in coal production. Both the Chicago and Cleveland Districts reported a decline in consumer spending in October 2013. Sales in residential real estate, although at a slower pace than noted earlier in the year, continue at a faster pace than this time last year. The Chicago District expects real estate inventory to rise as price increases allow homeowners to list their homes. Both the Cleveland and Chicago Districts noted improvements in commercial real estate outlook in a variety of sectors as increased leasing demand picks up. The Cleveland District noted "sluggish" hiring with job placements lower than previous quarters, despite an increase in vacancies, primarily in healthcare and manufacturing. The Chicago

District described wage pressures as "mild." The Chicago District noted improvement in agriculture as an extended growing season resulted in increased yields in corn and soybeans.

        The economy in the state of Michigan continued to see improvements as well, according to the Bureau of Economic Analysis. The unemployment rate, as indicated by the U.S. Bureau Labor Statistics, decreased slightly to 8.8% as of November 30, 2013, down from 9.0% as of September 30, 2013 and 8.9% as of December 31, 2012. Other improvements included a 14.5% decline in bankruptcies, per the U.S. Court Statistics, during the 12 months ended September 30, 2013.

        As of December 31, 2013, $1.2 billion, or 40.1%, of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area ("MSA"), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. This market showed modest improvements in economic conditions. Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau Labor Statistics, was 8.3% as of November 30, 2013, compared to 9.9% at November 30, 2012. Overall wage growth for the year to date period ending August 31, 2013 was up 4.4%. The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 17.4% for the rolling 12 months ending October 31, 2013. On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. We do not expect the bankruptcy to have a material impact on our loan portfolio or future business as much of the city's debt consists of underfunded pension liabilities and other post-retirement benefits. We do not have direct exposure to bonds, debt or any other financial instrument issued by the city of Detroit and we do not have a concentration of loans to borrowers located in the city of Detroit. As of December 31, 2013, approximately $46.8 million, or 1.6%, of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $12.6 million, or 27.0%, of the total loans to borrowers located in the city of Detroit were covered by loss share agreements with the FDIC.

        The Wisconsin economy continued to recover slowly during the year ended December 31, 2012 and into 2013, with improvements noted in both the business and personal sectors. The unemployment rate decreased to 6.3% as of November 30, 2013, down from 6.6% as of September 30, 2013, and from 6.7% at December 31, 2012. In addition, personal and business bankruptcy filings, per the U.S. Court Statistics, for the year ended September 30, 2013 decreased 9.6%. Real estate values have improved according to statistics from Zillow with prices increasing 3.4% from November 30, 2012 to November 30, 2013.

        The Ohio economy also showed signs of a slow recovery with unemployment unchanged at 7.4% as of November 30, 2013 compared to September 30, 2013 but up from 6.7% as of December 31, 2012. This is an improvement from a year earlier at 7.8% at December 31, 2011. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 6.6% during the year ended December 31, 2013. The Case-Shiller index for the Cleveland market indicates housing prices were up 5.7% for the 12 month period ending October 31, 2013.

Our Acquisitions

CF Bancorp

        On April 30, 2010, CF Bancorp was closed by the Michigan Office of Insurance and Financial Regulation, which appointed the FDIC, as receiver. That same day, under the terms of Talmer Bank's purchase and assumption agreement with the FDIC, Talmer Bank assumed $1.2 billion of retail deposits and acquired $941.3 million of the assets of CF Bancorp. Prior to the acquisition, CF Bancorp operated 22 branches located in eastern Michigan. Talmer Bank entered into two loss share agreements with the FDIC for CF Bancorp that cover $835.7 million of the acquired assets, including 100% of the acquired loans and other real estate owned. Under the loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on such loans and other real estate owned. The loss share agreements include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. At the time of acquisition, Talmer Bank recorded a $240.4 million indemnification asset from the FDIC as part of the loss share agreements, which represented the estimated fair value of the FDIC's portion of the losses that are expected to be incurred and reimbursed to Talmer Bank as of the acquisition date.

        We accounted for the transaction under the acquisition method of accounting and recorded the purchased assets and assumed liabilities at their respective acquisition date fair values. A significant majority of the acquired loans were purchased credit impaired loans. Because the fair value of assets acquired and the core deposit intangible asset created exceeded the fair value of liabilities assumed in the acquisition, on April 30, 2010 we recorded a bargain purchase gain of $52.7 million in our consolidated statements of income. Talmer Bank recorded $1.2 billion of liabilities at fair value, including $1.2 billion of retail deposits with a core deposit intangible of $4.5 million and $23.3 million of other liabilities. Talmer Bank acquired $941.3 million of the assets of CF Bancorp, including $825.4 million in loans, net of unearned income, and $10.3 million of other real estate with fair value discounts of $340.4 million and $5.0 million, respectively.

        On the April 30, 2010 acquisition date, the contractual cash flows for the loans acquired in the CF Bancorp acquisition were $981.4 million, the estimated fair value of the loans was $485.1 million and the estimated total cash flows from the loans was $569.6 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $84.5 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans.

First Banking Center

        On November 19, 2010, First Banking Center was closed by the Wisconsin Department of Financial Institutions which appointed the FDIC, as receiver. That same day, under the terms of Talmer Bank's purchase and assumption agreement with the FDIC with respect to First Banking Center, Talmer Bank acquired $684.3 million of the assets and assumed $544.4 million of the liabilities of First Banking Center. Prior to the acquisition, First Banking Center operated 17 branches located in southern Wisconsin. Talmer Bank entered into two loss-share agreements with the FDIC on $486.8 million of First Banking Center's assets, including 100% of the acquired loans (except consumer loans) and other real estate. Under the loss share agreement for single-family residential mortgage loans, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $26.8 million of losses, to assume 30% of losses and share 30% of loss recoveries on losses exceeding $26.8 million and up to $34.9 million, and to assume 80% of losses and share 80% of loss recoveries on losses exceeding $34.9 million. Under the loss share agreement for construction, commercial real estate and commercial and industrial loans and other real estate, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $83.5 million of losses, to assume 0% of losses and share 0% of loss recoveries on losses exceeding $83.5 million and up to $126.7 million, and to assume 80% of losses and share 80% of loss recoveries on losses exceeding $126.7 million. At December 31, 2013, management estimates that all losses under both loss share agreements will be covered at an 80% rate. The loss share agreements include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. At the time of acquisition, Talmer Bank recorded a $66.2 million indemnification asset from the FDIC as part of the loss share agreements, which represented the estimated fair value of the FDIC's portion of the losses that are expected to be incurred and reimbursed to Talmer Bank as of the acquisition date.

        We accounted for the transaction under the acquisition method of accounting and recorded the purchased assets and assumed liabilities at their respective acquisition date fair values. A significant majority of the acquired loans were purchased credit impaired loans. Because the fair value of assets acquired and the core deposit intangible asset created exceeded the fair value of liabilities assumed in the acquisition, on November 19, 2010 we recorded a bargain purchase gain of $1.1 million in our consolidated statements of income. Talmer Bank recorded $548.8 million of liabilities at fair value, including $474.6 million of retail deposits with a core deposit intangible of $2.2 million, $65.0 million in advances from the Federal Home Loan Bank of Chicago and $9.2 million in other liabilities. Talmer Bank acquired approximately $475.7 million in loans, net of unearned income, and $18.3 million of other real estate with fair value discounts of $108.7 million and $5.5 million, respectively.

        On the November 19, 2010 acquisition date, the contractual cash flows for the loans acquired in the First Banking Center acquisition were $527.6 million and the estimated fair value of the loans was $366.9 million and the estimated total cash flows from the loans was $412.4 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $45.4 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans.

Peoples State Bank

        On February 11, 2011, Peoples State Bank was closed by the Michigan Office of Insurance and Financial Regulation which appointed the FDIC, as receiver. That same day, under the terms of Talmer Bank's purchase and assumption agreement with the FDIC with respect to Peoples State Bank, Talmer Bank acquired $390.4 million of the assets and assumed $385.5 million of deposits of Peoples State Bank. Prior to the acquisition, Peoples State Bank operated 10 branches located in southeast Michigan. Talmer Bank entered into two loss-share agreements with the FDIC on $325.2 million of Peoples State Bank's assets, including 100% of the acquired loans (except consumer loans) and other real estate. Under the loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on such loans and other real estate owned. The loss share agreements include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. At the time of acquisition, Talmer Bank recorded a $82.3 million indemnification asset from the FDIC as part of the loss share agreements, which represented the estimated fair value of the FDIC's portion of the losses that are expected to be incurred and reimbursed to Talmer Bank as of the acquisition date.

        We accounted for the transaction under the acquisition method of accounting and recorded the purchased assets and assumed liabilities at their respective acquisition date fair values. A significant majority of the acquired loans were purchased credit impaired loans. Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed in the acquisition, on February 11, 2011 we recorded a bargain purchase gain of $12.7 million in our consolidated statements of income. Talmer Bank recorded $386.2 million of liabilities at fair value, including $385.5 million of retail deposits with a core deposit intangible of $2.4 million and $700 thousand in other liabilities. Talmer Bank acquired approximately $321.2 million in loans, net of unearned income, and $8.8 million of other real estate with fair value discounts of $113.0 million and $3.1 million, respectively.

        On the February 11, 2011 acquisition date, the contractual cash flows for the loans acquired in the Peoples State Bank acquisition were $379.5 million, the estimated fair value of the loans was $208.2 million, and the estimated total cash flows from the loans was $248.1 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $39.9 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans.

Community Central Bank

        On April 29, 2011, Community Central Bank was closed by the Michigan Office of Insurance and Financial Regulation which appointed the FDIC, as receiver. That same day, under the terms of Talmer Bank's purchase and assumption agreement with the FDIC with respect to Community Central Bank, Talmer Bank acquired $402.1 million of the assets and assumed $302.3 million of deposits and $53.6 million of advances from the Federal Home Loan Bank of Community Central Bank. Prior to the acquisition, Community Central Bank operated four branches located in southeast Michigan. Talmer Bank entered into two loss-share agreements with the FDIC on $341.7 million of Community Central Bank's assets, including 100% of the acquired loans (except consumer loans) and other real estate. Under the loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on such loans and other real estate owned. At the time of acquisition, Talmer Bank recorded a $100.0 million indemnification asset from the FDIC as part of the loss share agreements, which represented the estimated fair value of the FDIC's portion of the losses that are expected to be incurred and reimbursed to Talmer Bank as of the acquisition date.

        We accounted for the transaction under the acquisition method of accounting and recorded the purchased assets and assumed liabilities to be recorded at their respective acquisition date fair values. A significant majority of the acquired loans were purchased credit impaired loans. Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed in the acquisition, on April 29, 2011 we recorded a bargain purchase gain of $24.9 million in our consolidated statements of income. Talmer Bank recorded $362.2 million of liabilities at fair value, including $302.3 million of retail deposits with a core deposit intangible of $480 thousand, $57.7 million in advances from the Federal Home Loan Bank of Indianapolis and $2.2 million in other liabilities. Talmer Bank acquired approximately $329.8 million in loans, net of unearned income, and $18.8 million of other real estate with fair value discounts of $133.4 million and $7.6 million, respectively.

        On the April 29, 2011 acquisition date, the contractual cash flows for the loans acquired in the Community Central Bank acquisition was $399.2 million, the estimated fair value of the loans was $196.4 million and the estimated total cash flows from the loans was $233.5 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $37.1 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans.

Lake Shore Wisconsin Corporation

        On December 15, 2011, we finalized the acquisition of Lake Shore Wisconsin Corporation. Prior to this date, Lake Shore Wisconsin Corporation had divested its subsidiary, Hiawatha National Bank, which operated three branches located in western Wisconsin, to its shareholders. As a result of the transaction, we issued 4.2 million shares of Class A Common Stock at $6.24 per share and increased our cash and equity by $26.0 million.

First Place Bank

        On January 1, 2013, we purchased substantially all of the assets of First Place Financial Corp. including all of the issued and outstanding shares of common stock of First Place Bank headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million. Under the asset purchase agreement, we assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired. Following the acquisition, we contributed $179.0 million of additional capital to First Place Bank in order to recapitalize the bank.

        We accounted for the transaction under the acquisition method of accounting and recorded the purchased assets and assumed liabilities at their respective acquisition date fair values. Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed and consideration paid in the acquisition, on January 1, 2013, we recorded a bargain purchase gain of $71.7 million in our consolidated statements of income.

        We acquired $2.6 billion in assets at fair value, including $1.5 billion in loans, net of unearned income, $139.8 million in investment securities, $42.0 million in loan servicing rights, and $18.4 million of other real estate owned. We also acquired $2.5 billion of liabilities at fair value, including $2.1 billion of retail deposits with a core deposit intangible of $9.8 million, and $334.8 million of debt.

        Approximately 30% of the loans acquired in the acquisition were accounted for as purchased credit impaired loans. On the January 1, 2013 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition of First Place Bank were $738.6 million and the estimated fair value of the loans was $430.4 million. The estimated total cash flow from these loans was $588.6 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $158.2 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan's yield.

        The acquired non-purchase credit impaired loans were recorded at their fair value of $1.1 billion on the acquisition date, which included the recording of a $16.4 million premium due to the above market rate on these loans and a $10.7 million estimated credit mark over the life of the loans.

Talmer West Bank (formerly Michigan Commerce Bank)

        On January 1, 2014, we purchased Financial Commerce Corporation's wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code. The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

        Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $33.0 million in dividend capital from Talmer Bank. References to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

        As of December 31, 2013, on a combined basis, Michigan Commerce Bank, Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque had total assets of approximately $908.2 million and total deposits of approximately $855.7 million. We will account for the acquisition under the acquisition method of accounting and will record the purchased assets and assumed liabilities at their respective acquisition date fair values. We anticipate the fair value of assets acquired and core deposit intangible created will exceed the consideration paid and the fair value of liabilities assumed in the transaction effective January 1, 2014, and as such, we estimate we will recognize a bargain purchase gain of $37.0 million in our consolidated statements of income in the first quarter of 2014. Although we acquired five branches in Nevada and New Mexico that are outside of our target markets, 12 of the branches we acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within our target market areas. We will evaluate our long-term strategy with respect to the branches acquired in Nevada and New Mexico in light of our Midwest regional bank focus. As of December 31, 2013, on a combined basis, the loan portfolios of Michigan Commerce Bank, Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque were comprised of approximately 69.9% commercial real estate loans, prior to acquisition adjustments. Following the completion of our acquisition of Talmer West Bank on January 1, 2014, the percentage of our total loans that are comprised of commercial real estate loans increased from 35.1% as of December 31, 2013 to approximately 41.2% on a pro forma basis, prior to acquisition adjustments, as of December 31, 2013.

Summary of Acquisition and Loss Share Accounting

        We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in FASB Accounting Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), ASC Topic 805, "Business Combinations" ("ASC 805"), and ASC Topic 820, "Fair Value Measurements and Disclosures." The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC indemnification asset require significant judgment and complexity.

        We determine the initial fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories: (1) specifically reviewed loans—loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans—loans where the future cash flows for each loan is estimated using an automated cash flow calculation model. For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value. For our acquisition of CF Bancorp, the specifically reviewed loan population included all loans with credit quality indicators of special mention or worse, all loans that had an outstanding balance of $2.0 million or more, and all loans with a matured status as of the April 30, 2010 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed loans. For our acquisitions of First Banking Center and Peoples State Bank, the specifically reviewed loan population included all loans with a principal balance of $350 thousand or more, and for our acquisition of Community Central Bank, the specifically reviewed loan population included all loans with a principal balance of $475 thousand or more, resulting in approximately 60% of the acquired loan portfolios being specifically reviewed loans for each of these acquisitions. For our acquisition of First Place Bank, the specifically reviewed loan population included all commercial loans with an outstanding balance of $750 thousand or more, all residential mortgage loans with an outstanding balance of $1.0 million or more, and all impaired loans with a balance of $250 thousand or more as of the January 1, 2013 acquisition date, resulting in approximately 30% of the acquired loan portfolio being specifically reviewed loans.

        Non-specifically reviewed loans are categorized by risk profile and processed through an automated cash flow calculation model to generate expected cash flows on a loan by loan basis using contractual loan payment information such as coupon, payment type and amounts, and remaining maturity, along with assumptions that are assigned to each individual loan based on risk cohorts. Risk profiles are determined based on loan type, risk rating, delinquency history, current delinquency status, vintage, and collateral type. For our non-specifically reviewed loans, we apply life of loan default and loss assumptions, defined at a cohort level, to estimate future cash-flows. The assumptions are based on credit migration (migration of risk rating and past due status) combined with default, severity and prepayment data indicative of the market based upon market experience and benchmarking analysis of similar loans and/or portfolio sales and valuation. This information is captured through observation of comparable market transactions. Estimated future cash flows are discounted for each loan to determine initial fair value.

        Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan. The majority of loans acquired in the CF Bancorp, First Banking Center, People State Bank and Community Central Bank acquisitions, as well as approximately 30% of the loans acquired in the First Place Bank acquisition are accounted for under ASC 310-30 as purchased credit impaired loans. We account for all purchased credit impaired loans on a loan by loan basis. We recognize the expected shortfall of expected future cash flows on these loans, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as accretable yield. The accretable yield includes both the expected coupon of the loan and the discount accretion. We recognize accretable discount as interest income over the expected remaining life of the purchased credit impaired loan using a method that approximates the level yield method.

        Fair value premiums and discounts established on acquired loans accounted for outside the scope of ASC 310-30 fall under FASB ASC Subtopic 310-20, "Receivables—Nonrefundable Fees and Other Costs" ("ASC 310-20") and are accreted or amortized into interest income over the remaining term of the loan as an adjustment to the related loan's yield.

        Because we record all acquired loans at fair value, we do not record an allowance for loan losses related to acquired loans on the acquisition date. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. This re-estimation process is performed on a loan by loan basis and replicates the methods used in determining the initial fair value at the acquisition date. We aim to segment the purchased credit impaired loan portfolio between those that are specifically reviewed and those that are non-specifically reviewed loans to maintain similar or greater coverage as at the acquisition date in the specifically reviewed loan population.

        Any decline in expected cash flows identified during the quarterly re-estimation process results in impairment which is measured based on the present value of the new expected cash flows, discounted using the pre-impairment accounting yield of the loan, compared to the recorded investment in the loan. An impairment that is due to a decline in expected cash flows is known as credit impairment, while an impairment that is due to a change in the expected timing of such cash flows is known as timing impairment. If any portion of the impairment is due to credit impairment, we record all of the impairment as provision for loan losses during the period. However, if the impairment is only related to a change in the expected timing of the cash flows, the impairment is recognized prospectively as a decrease in yield on the loan. Declines in cash flow expectations on covered loans which are due to credit impairment also result in an increase to the FDIC indemnification asset which is recorded as noninterest income in "FDIC loss sharing income" in our consolidated statements of income in the period. Any improvements in expected cash flows and the effect of changes in expected timing in the receipt of the expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the accretable yield on the loan. Improvements in cash flows on loans covered by a loss share agreement result in a decline in the expected indemnification cash flows which is reflected as a downward yield adjustment on the FDIC indemnification assets. We modify loans in the normal course of business and assess all loan modifications to determine whether a modification constitutes a troubled debt restructuring ("TDR") in accordance with ASC 310-40, "Receivables—Troubled Debt Restructurings by Creditors" ("ASC 310-40"). For non-purchased credit impaired loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing difficulties and we have granted a concession to the borrower that we would not normally consider and we conclude the concession results in an inability to collect all amounts due, including interest accrued at the original contractual terms. The concessions granted may include: principal deferral, interest rate concession, forbearance, principal reduction or A/B note restructure (where the original loan is restructured into two notes where, one reflects the portion of the modified loan which is expected to be collected, and one that is fully charged off). None of the modifications to date were due to partial satisfaction of the loan.

        For purchased credit impaired loans accounted for individually under ASC 310-30 (which is all of our purchased credit impaired loans), a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time of the purchase in association with consideration of qualitative factors included within ASC 310-40. When a modification qualifies as a TDR and was initially individually accounted for under ASC 310-30, the loan is required to be moved from ASC 310-30 accounting and accounted for under ASC 310-40. In order to accomplish the transfer of the accounting for the TDR from ASC 310-30 to ASC 310-40, the loan is essentially retained in the ASC 310-30 accounting model and subject to the periodic cash flow re-estimation process. Similar to loans accounted for under ASC 310-30, deterioration in expected cash flows results in the recognition of impairment and an allowance for loan loss. However, unlike loans accounted for under ASC 310-30, improvements in estimated cash flows on these loans result only in recapturing previously recognized allowance for loan loss and the yield remains at the last yield recognized under ASC 310-30.

        Acquired loans that are paid in full or are otherwise settled results in accelerated recognition of any remaining loan discount through "Accelerated discount on acquired loans" in our consolidated statements of income in the period. If such loans are covered loans, any remaining FDIC indemnification asset no longer expected to be received is also written off through "Accelerated discount on acquired loans" in our consolidated statements of income in the corresponding period.

        The loss share agreements from our FDIC-assisted acquisitions and the purchase accounting impact from our acquisitions create volatility in our cash flows and operating results. The effects of the loss share agreements and purchase accounting, primarily on purchased credit impaired loans, on cash flows and operating results following an acquisition can create volatility as we work with borrowers to determine appropriate repayment terms or alternate resolutions. The effects will depend primarily on the ability of borrowers to make required payments over an extended period of time. At acquisition, management believes sufficient inherent discounts representing the expected losses compared to their acquired contractual payment amounts, were established. As a result, our operating results would only be adversely affected by losses to the extent that those losses exceed the expected losses reflected in the fair value at the acquisition date. In addition, as the loss share agreements cover up to a 10-year period (five years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from borrowers or amounts received from the FDIC as part of the FDIC indemnification asset may be incurred unevenly over this period, as we exhaust our collection efforts under our normal practices.

Critical Accounting Policies

        Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, the most significant of which are described in Note 1, "Summary of Significant Accounting Policies," to our audited consolidated financial statements. These policies require the reliance on estimates and assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to the allowance for loan losses, fair valuation methodologies, purchased loans, the FDIC indemnification asset and income taxes. These policies are reviewed with the Audit Committee of the Board of Directors and are discussed more fully below.

  Implications of Elections under the JOBS Act

        Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period, which means the financial statements included in this Annual Report, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

        Under the JOBS Act, emerging growth companies may additionally take advantage of some or all of the reduced regulatory and reporting requirements as long they qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory shareholder vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have elected to take advantage of the scaled disclosure related to financial statement presentation, including less than five years of selected financial data.

  Allowance for loan losses

        We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries or previous amounts charged-off.

  Purchased loans

        We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit impaired loans accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan's carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit impaired loans acquired in the First Place Bank transaction and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

  Originated loans

        For loans we originate, the allowance consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

        Our specific allowance relates to impaired loans that we individually evaluate based on a defined dollar threshold for commercial real estate, commercial and industrial and real estate construction loans. For residential real estate and consumer loans, our specific allowance relates to all impaired loans. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. For individually evaluated impaired loans, a specific allowance is established when the discounted expected cash flows or the fair value of the underlying collateral of the impaired loan is lower than the carrying value of the loan. The valuations are reviewed and updated on a quarterly basis. While the determination of specific allowance may involve estimates, each estimate is unique to the individual loan, and none is individually significant.

        Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by all banks in Michigan and Wisconsin and our own historical losses. For loans originated by First Place Bank subsequent to the acquisition date, the historical loss rates are based on actual historical loss experienced by all banks in Ohio and Michigan. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial and real estate construction, and further segregated by region, including Michigan, Ohio and Wisconsin, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.

        The principal assumption used in deriving the allowance for loan losses is the estimate of probable incurred loss for loans in each risk rating. Since a loss ratio is applied to a large portfolio of loans, any variation between actual and assumed results could be significant. To illustrate, if recent loss experience dictated that the estimated loss ratios would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2013 would change by approximately $458 thousand.

        Note 6, "Allowance for Loan Losses," to our consolidated financial statements includes additional information about the allowance for loan losses.

  Fair value

        The use of fair values is required in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e. not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability.

        In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available. If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.

        Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period ("recurring") and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances ("nonrecurring"). Note 3, "Fair Value," to our audited consolidated financial statements includes information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used.

  Purchased loans

        We record purchased loans at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, whether the loan has a fixed or variable interest rate, its term and whether or not the loan was amortizing, and our assessment of risk inherent in the cash flow estimates. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

        We account for and evaluate purchased credit impaired loans for impairment in accordance with the provisions of ASC 310-30. We estimate the cash flows expected to be collected on purchased loans based upon the expected remaining life of the loans, which includes the effects of estimated prepayments. Cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. We perform re-estimations for each purchased credit impaired loan portfolio on a quarterly basis. Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan losses during the period. Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan. Acquired loans accounted for outside the scope of ASC 310-30 are included in the population assessed for impairment under the methods used to calculate the allowance for loan losses for originated loans.

        The re-estimation process for purchased credit impaired loans is performed on a loan by loan basis and replicates the methods used in determining fair value at each acquisition date as described above in "Summary of Acquisition and Loss Share Accounting." We aim to segment the purchased credit impaired loan portfolio between specifically reviewed loans and non-specifically reviewed loans to maintain similar or greater coverage as at the acquisition date in the specifically reviewed loan population.

        Purchased loans outside the scope of ASC 310-30 are accounted for under ASC 310-20 or ASC 310-40, where applicable. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan's yield.

        Note 5, "Loans," to our audited consolidated financial statements includes additional information about purchased loans.

  FDIC indemnification asset

        In conjunction with our FDIC-assisted acquisitions, Talmer Bank entered into loss share agreements with the FDIC and we recorded an FDIC indemnification asset that reflects the reimbursements we expect to receive from the FDIC for losses incurred on covered assets. The FDIC indemnification asset is measured separately from the related covered assets because it is not contractually embedded in those assets and is not transferable if we sell the assets. Pursuant to the terms of the loss sharing agreements, the FDIC will generally reimburse us for 80% of losses incurred on covered loans, although for certain pools of covered loans, the reimbursement rate for losses may be reduced if losses go above certain thresholds.

        We recorded the FDIC indemnification assets at their estimated fair values at the time of each respective FDIC-assisted acquisition. Fair values are estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change.

        The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. We re-estimate our expected cash flows on our indemnification asset in conjunction with our quarterly re-estimation of cash flows on covered assets accounted for under ASC 310-30. Improvements in cash flow expectations on covered assets generally result in a related decline in the expected indemnification cash flows and are reflected as a downward yield adjustment on the indemnification assets. When the expected cash flows on the indemnified assets increase such that a previously recorded covered allowance for loan losses is reversed, we account for the associated decrease in the indemnification asset immediately in earnings. Any remaining decrease in the indemnification asset is amortized over the lesser of the contractual term of the loss share agreement and the remaining life of the indemnified asset. Declines in cash flow expectations on these covered assets which are due to credit impairment are generally reflected as an increase to the FDIC indemnification asset and are recorded as noninterest income in "FDIC loss sharing income" in our consolidated statements of income. When covered assets are disposed of, through collection, charge-off or other settlement, any associated remaining indemnification asset, not recoverable from the FDIC, is written off as an offset to "FDIC loss sharing income" in our consolidated statements of income.

  Income taxes

        The calculation of our income tax provision, tax-related accruals and deferred taxes is complex and requires the use of estimates and judgments. Accrued taxes represent the net estimated amount due to taxing jurisdictions, currently or in the future, and are included net in "income tax benefit" on the consolidated balance sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other relevant information and maintain tax accruals consistent with our evaluation of these relative risks. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial, and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred and accrued taxes as well as the current period's income tax expense and can be material to our operating results.

        Deferred tax assets and liabilities are established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences, deductions and tax credits that can be carried forward and utilized in future years. We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

        We are subject to audit by taxing authorities that could question and/or challenge the tax positions taken by us. Note 16, "Income Taxes," to our audited consolidated financial statements includes additional information about income taxes.

Financial Results

        We had net income for the year ended December 31, 2013 of $98.6 million, or $1.41 per average diluted share, compared to $21.7 million, or $0.44 per average diluted share, for the year ended December 31, 2012. The $76.9 million increase in net income for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the combined impact of increases in interest income and noninterest income related to our acquisition of First Place Bank on January 1, 2013 and the benefit related to the reversal of a portion of the valuation allowance on deferred tax assets that were established upon our acquisition of First Place Bank discussed below. The First Place Bank acquisition more than doubled our loan portfolio, meaningfully added to our mortgage banking operations, and resulted in $71.7 million of bargain purchase gain recorded in the first quarter of 2013. These revenue increases were substantially offset by heightened noninterest expenses related to the addition of First Place Bank which more than doubled our employee headcount, expanded our branch operations, and significantly increased third party professional fees, acquisition and due diligence fees, deposit insurance costs, data processing fees and other expenses. In addition, during 2013, we operated First Place Bank as a separately chartered subsidiary bank as we worked to resolve the Cease and Desist Order, which limited the operating efficiencies we could gain from the acquisition during 2013. First Place Bank achieved compliance with the Cease and Desist Order, and on January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank, which occurred on

February 10, 2014. At the effective time of the consolidation, First Place Bank merged with and into Talmer Bank and the Cease and Desist Order had no further force or effect.

        We had net income of $21.7 million for the year ended December 31, 2012, or $0.44 per average diluted share, compared to $33.4 million, or $0.82 per average diluted share, for the year ended December 31, 2011. The $11.7 million, or 35% decrease in net income for 2012, compared to 2011, was primarily due to a $39.4 million decrease in bargain purchase gains, a $29.1 million decrease in FDIC loss sharing income and a $15.5 million decrease in net interest income, partially offset by a $32.5 million decrease in covered provision for loan losses, a $17.0 million increase in accelerated discount on acquired loans, and a $8.5 million increase in net gain on sale of loans. The decrease in the provision for loan losses on covered loans in 2012 was primarily due to an increase in expected cash flows on certain loans following our quarterly re-estimation process on purchased credit impaired loans. The increase in accelerated discount on acquired loans was primarily the result of an increase in loans paid off or otherwise settled resulting in accelerated recognition of any remaining loan discount. The increase in net gain on the sale of loans was primarily due to significantly increased mortgage banking origination activity. We had bargain purchase gains in 2011 of $39.4 million resulting from our acquisition of Peoples State Bank and Community Central Bank, while 2012 did not include any bargain purchase gains.

Net Interest Income

        Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The "Analysis of Net Interest Income-Fully Taxable Equivalent" tables within this financial review provide an analysis of net interest income for the years ended December 31, 2013, 2012 and 2011. The "Rate/Volume Analysis" tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent ("FTE") basis for the years ended December 31, 2013, 2012 and 2011.

        We had net interest income of $168.0 million for the year ended December 31, 2013, an increase of $71.1 million, from $96.9 million for the year ended December 31, 2012. The increase in net interest income in 2013, compared to the same period in 2012, resulted primarily from the addition of $80.3 million of net interest income related to our acquisition of First Place Bank, partially offset by a $8.9 million increase in the negative amortization on the FDIC indemnification asset. The negative amortization on the FDIC indemnification asset resulted from improvements in our expected cash flows from purchased credit impaired covered loans which, in turn, reduced our expected payments from the FDIC. Our net interest margin (FTE) for the year ended December 31, 2013 decreased 79 basis points to 3.90%, from 4.69% for the comparable period in 2012. The decrease in net interest margin was due to a combination of several factors, the largest being the acquisition of First Place Bank, which had a significantly higher proportion of its loan portfolio in residential mortgage loans that, on average, have a lower yield than Talmer Bank's predominantly commercial loan portfolio, the run-off of higher yielding covered loans, and, as discussed below, the decline in the combined net interest margin benefit from the excess accretable yield on purchased credit impaired loans and the negative yield on the FDIC indemnification asset.

        We had net interest income of $96.9 million for the year ended December 31, 2012, a decrease of $15.5 million, from $112.4 million for the year ended December 31, 2011. The decrease in net interest income in 2012, compared to the same period in 2011, resulted primarily from a $22.3 million increase in the negative amortization on the FDIC indemnification asset, partially offset by a $4.4 million increase in interest and fees on loans. The negative amortization on the FDIC indemnification asset resulted from improvements in our expected cash flows from purchased credit impaired covered loans, which, in turn, reduced our expected payments from the FDIC on the FDIC indemnification asset. Our net interest margin (FTE) for the year ended December 31, 2012 decreased 112 basis points to 4.69%, from 5.81% for the year ended December 31, 2011. The decrease in net interest margin was due primarily to the negative yield on the FDIC indemnification asset discussed below and a decrease in the yield earned on loans, due to the run-off of covered loans that yield higher rates than the organic loans that they are being replaced with.

        Our net interest margin benefits from discount accretion, a component of the accretable yield, on our purchased credit impaired loan portfolio. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the years ended December 31, 2013 and 2012, the yield on total loans was 6.30% and 9.04%, respectively, while the yield generated using only the expected coupon would have been 4.78% and 6.46%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the expected coupon represents the excess accretable yield. The expected coupon of the loan considers the actual coupon rate of the loan and does not include any interest income for loans in nonaccrual status. In addition, our net interest margin is adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly re-estimation of cash flows on our purchase credit impaired covered loans have continuously resulted in improvements in our expected cash flows on our covered loans, our expected payments from the FDIC on the FDIC indemnification asset have been reduced, resulting in a negative yield on the FDIC indemnification asset which partially offsets the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 15.43% for the year ended December 31, 2013, compared to 6.36% for the year ended December 31, 2012. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 44 basis points for the year ended December 31, 2013, compared to 62 basis points for the year ended December 31, 2012.

        For the years ended December 31, 2012 and 2011, the yield on total loans was 9.04% and 9.20%, respectively, while the yield generated using only the expected coupon would have been 6.46% and 7.25%, respectively. The negative yield on the FDIC indemnification asset was 6.36% for the year ended December 31, 2012 compared to a positive 0.86% for the year ended December 31, 2011. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 62 basis points for the year ended December 31, 2012, 133 basis points for the year ended December 31, 2011.

        The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the years ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)
Earning assets:
Interest earning balances	$307,256	$776	0.25%	$58,946	$133	0.23%	$64,442	$152	0.24%
Federal funds sold and other short-term investments	111,239	930	0.84	67,764	507	0.75	38,081	243	0.64
Investment securities(3):
Taxable	451,517	6,097	1.35	287,134	4,977	1.73	224,701	5,246	2.33
Tax-exempt	179,382	4,230	3.18	129,808	3,478	3.61	78,286	2,499	4.86
FHLB stock	16,162	872	5.40	2,820	95	3.38	8,237	87	1.06
Gross loans including FDIC covered loans(4)	3,091,467	194,857	6.30 (5)	1,244,683	112,530	9.04 (5)	1,175,230	108,103	9.20
FDIC indemnification asset	181,768	(28,040)	(15.43)	301,109	(19,156)	(6.36)	366,948	3,148	0.86

Total earning assets	4,338,791	179,722	4.18	2,092,264	102,564	4.96	1,955,925	119,478	6.18

Non-earning assets:
Cash and due from banks	107,232			48,008			40,865
Premises and equipment	56,885			41,187			31,350
Core deposit intangible	14,524			6,672			7,488
Other real estate owned	36,137			24,192			23,240
Other real estate owned	61,848			4,762			2,865
FDIC receivable	12,520			32,585			41,657
FDIC receivable	38,843			—			—
Other non-earning assets	118,110			25,601			26,843
Allowance for loan losses	(59,123)			(58,900)			(33,908)

Total assets	$4,725,767			$2,216,371			$2,096,325

Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$564,447	$673	0.12%	$305,039	$571	0.19%	$255,000	$734	0.29%
Money market and savings deposits	1,231,066	1,889	0.15	555,348	1,105	0.20	574,783	1,131	0.20
Time deposits	1,079,779	5,864	0.54	489,206	3,210	0.66	577,170	4,632	0.80
Other brokered funds	76,134	142	0.19	6,317	16	0.25	—	—	—
Short-term borrowings	49,493	105	0.21	24,143	42	0.17	15,202	34	0.22
Long-term debt	260,514	3,052	1.17	46,060	751	1.63	37,253	545	1.46

Total interest bearing liabilities	3,261,433	11,725	0.36	1,426,113	5,695	0.40	1,459,408	7,076	0.48

Non interest bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	788,004			391,327			304,439
FDIC clawback liability	23,364			21,196			20,547
FDIC warrants payable	4,192			3,314			3,050
Other liabilities	45,117			21,642			29,064
Shareholders' equity	603,657			352,779			279,817

Total liabilities and shareholders' equity	$4,725,767			$2,216,371			$2,096,325

Net interest income		$167,997			$96,869			$112,402

Interest spread			3.82%			4.56%			5.70%

Net interest margin as a percentage of interest earning assets			3.87%			4.63%			5.74%

Tax equivalent effect			0.03%			0.06%			0.07%

Net interest margin on a fully tax equivalent basis			3.90%			4.69%			5.81%

(1)
Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates include a taxable equivalent adjustment to interest income on tax exempt securities of $1.5 million, $1.2 million, and $1.3 million on tax-exempt securities for the years ended December 31, 2013, 2012 and 2011, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)
Includes nonacrrual loans.

(5)
The yield on gross uncovered loans was 4.72% and 6.95% for the years ended December 31, 2013 and December 31, 2012, respectively. The yield on gross covered loans was 12.69% and 10.10% for the years ended December 31, 2013 and December 31, 2012, respectively.

Rate-Volume Analysis

	For the years ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to:
			Net Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest earning assets
Interest earning balances	$18	$625	$643
Federal funds sold and other short-term investments	65	358	423
Investment securities:
Taxable	(1,275)	2,395	1,120
Tax-exempt	(455)	1,207	752
FHLB stock	88	689	777
Gross loans including FDIC covered loans	(42,647)	124,974	82,327
FDIC indemnification asset	(18,830)	9,946	(8,884)

Total interest income	(63,036)	140,194	77,158

Interest-bearing liabilities
Interest-bearing demand deposits	(260)	362	102
Money market and savings deposits	(302)	1,086	784
Time deposits	(637)	3,291	2,654
Other brokered funds	(5)	131	126
Short-term borrowings	11	52	63
Long-term debt	(268)	2,569	2,301

Total interest expense	(1,461)	7,491	6,030

Change in net interest income	$(61,575)	$132,703	$71,128

	For the years ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to:
			Net Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest earning assets
Interest earning balances	$(6)	$(13)	$(19)
Federal funds sold and other short-term investments	48	216	264
Investment securities:
Taxable	(1,532)	1,263	(269)
Tax-exempt	(453)	1,432	979
FHLB stock	94	(86)	8
Gross loans including FDIC covered loans	(1,877)	6,304	4,427
FDIC indemnification asset	(21,838)	(466)	(22,304)

Total interest income	(25,564)	8,650	(16,914)

Interest-bearing liabilities
Interest-bearing demand deposits	(289)	126	(163)
Money market and savings deposits	13	(39)	(26)
Time deposits	(775)	(647)	(1,422)
Other brokered funds	—	16	16
Short-term borrowings	(9)	17	8
Long-term debt	67	139	206

Total interest expense	(993)	(388)	(1,381)

Change in net interest income	$(24,571)	$9,038	$(15,533)

Provision for Loan Losses

        We established an allowance for loan losses on both covered and uncovered loans through a provision for loan losses charged as an expense in our consolidated statements of income. Management reviews our loan portfolio, consisting of originated loans and purchased loans that are not covered by loss sharing agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

        We did not record an allowance for loan losses at acquisition for purchased uncovered or covered loans as these loans were recorded at fair value, based on a discounted cash flow methodology, at the date of each respective acquisition. We re-estimate expected cash flows on a quarterly basis for all loans purchased with credit impairment. We record a provision for loan losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

        The provision for credit losses on off balance sheet items, a component of "other expense" in our consolidated statements of income, reflects management's assessment of the adequacy of the allowance for credit losses on lending-related commitments.

        For a further discussion of the allowance for loan losses, refer to the "Critical Accounting Policies" and the "Allowance for Loan Losses" sections of this financial review.

  Uncovered loans

        The provision for loan losses on uncovered loans was $15.5 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. Our allowance for loan losses on uncovered loans was $17.7 million, or 0.72% of uncovered loans, at December 31, 2013, compared to $10.9 million, or 1.81% of uncovered loans, at December 31, 2012. The decline in the allowance for loan losses as a percentage of uncovered loans at December 31, 2013, compared to December 31, 2012, was primarily due to the addition of loans we acquired in our acquisition of First Place Bank which were recorded at their estimated fair value, including a credit mark representing approximately 6.4% of the balance of the acquired loans at the acquisition date, and which did not include a separate allowance for loan losses, partially offset by additions to the allowance for loan losses for newly originated loans and impairment recorded as a result of our quarterly re-estimations of cash flows on uncovered purchased credit impaired loans. During the year ended December 31, 2013, we recorded $7.4 million of impairment resulting from the re-estimation of cash flows on the purchased credit impaired loans acquired in our acquisition of First Place Bank. The re-estimations completed during the year ended December 31, 2013 also resulted in $33.6 million of improvements in gross expected cash flows on uncovered purchased credit impaired loans acquired in our acquisition of First Place Bank, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related purchased credit impaired loan. We also recorded an allowance for loans losses on uncovered loans originated by First Place Bank subsequent to the acquisition of $3.1 million, or 1.1% of uncovered originated loans, at December 31, 2013.

        Apart from the loans acquired in our acquisition of First Place Bank, we recorded an allowance for loan losses on Talmer Bank uncovered loans of $8.3 million, or 0.86% of uncovered loans, at December 31, 2013, compared to $10.9 million, or 1.81% of uncovered loans, at December 31, 2012. The decline in the Talmer Bank uncovered allowance for loan losses as a percentage of uncovered loans was due primarily to improvements in the historical loss factors used by management to estimate probable incurred losses. The historical loss factors used to estimate losses for loans not accounted for under ASC 310-30 and those that do not meet the criteria to be individually evaluated were based primarily on the actual historical losses experienced by all banks in Michigan and Wisconsin, with respect to Talmer Bank loans, and on the actual historical losses experienced by all banks in Michigan, Indiana and Ohio, with respect to First Place Bank loans. This data is published quarterly by the FDIC and our estimate reflects the average of the previous two years of actual loss history. The losses included in the calculation as of December 31, 2013, compared to the losses included in the calculation as of December 31, 2012, showed improvement, thus resulting in a decline in uncovered allowance for loan losses as a percentage of uncovered loans. For a further discussion of the methodology used for determining the historical loss estimates for loans not accounted for under ASC 310-30 and not individually evaluated, refer to Note 1, "Summary of Significant Accounting Policies," in our audited consolidated financial statements.

        The provision for loan losses on uncovered loans was $3.6 million for both the years ended December 31, 2012 and 2011. The allowance for loan losses on uncovered loans was $10.9 million, or 1.81% of uncovered loans, at December 31, 2012, compared to $7.9 million, or 2.44% of uncovered loans, at December 31, 2011. The decrease in the uncovered allowance for loan losses as a percentage of uncovered loans was due primarily to improvements in the historical loss factors that are used by management to estimate probable incurred losses.

  Covered loans

        The provision for loan losses on covered loans for all periods primarily reflects the impairment recorded as a result of the re-estimation of cash flows for covered purchased credit impaired loans net of the impact of loan run-off of covered loans. The year ended December 31, 2013 included a provision benefit for covered loan losses of $10.4 million, compared to a provision expense for covered loan losses of $32.3 million for the year ended December 31, 2012. Our allowance for loan losses on covered loans was $40.4 million, or 7.62% of total covered loans, at December 31, 2013, compared to $51.5 million, or 7.17% of total covered loans, at December 31, 2012. The provision benefit on covered loan losses for the year ended December 31, 2013 was primarily the result of payments received on covered loans previously carrying an allowance for loan losses, as well as recoveries on previously charged off covered loans, partially offset by impairment recorded as a result of the re-estimation of cash flows for covered purchased credit impaired loans and charge-offs taken in excess of expectations. Overall, the credit outcomes on our covered loans improved substantially during the year ended December 31, 2013 as a result of the improving economy and our Special Assets Group's diligent effort to maximize recoveries on these loans. The provision benefit on covered loan losses is partially offset by a decrease of $17.2 million on the FDIC indemnification asset due to the $11.1 million decrease in the allowance for loan losses on covered loans for the year ended 2013, compared to the year ended 2012. The $17.2 million expense associated with this liability is included within "FDIC loss sharing income" in our Consolidated Statements of Income and is inclusive of a $12.0 million current liability owed to the FDIC related to recoveries on previously claimed charge-offs. Impairment due to the re-estimation of cash flows for purchased credit impaired covered loans totaled $11.2 million for the year ended December 31, 2013, compared to $26.2 million for the year ended December 31, 2012. The impairment was partially offset by increases in the FDIC indemnification asset recorded in "FDIC loss sharing income" in our consolidated statements of income of $5.6 million for the year ended December 31, 2013 and $16.9 million for the year ended December 31, 2012. The re-estimations also resulted in improvements in gross expected cash flows on covered loans of $49.1 million for the year ended December 31, 2013 and $145.4 million for the year ended December 31, 2012, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related purchased credit impaired covered loan.

        The provision for loan losses on covered loans was $32.3 million for the year ended December 31, 2012, compared to $64.7 million for year ended December 31, 2011. The decrease in the provision for loan losses for the year ended December 31, 2012 was primarily due to a $24.6 million decrease in the impairment recorded due to the re-estimations of cash flows for purchased credit impaired loans and run-off of covered loans.

        Many of our covered loans were originated prior to or during the recession and these loans typically have weak credit metrics such as high loan to value ratios and low debt service coverage ratios. Therefore, the ultimate credit outcome for the covered loans can be volatile. As the economy has begun to stabilize, we have started to see many of these covered loans perform better than expected, while some are performing worse than expected.

        A substantial portion of the provision for loan loss on covered loans is offset by FDIC loss sharing income. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the "Analysis of the Allowance for Loan Losses—Uncovered" and the "Analysis of the Allowance for Loan Losses—Covered" tables in this financial review.

        The following tables detail the components of the provision for loan losses on covered loans and the impact to net income.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Provision for loan losses—covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$11,179	$26,219	$50,770
Additional provision (benefit) recorded, net of recoveries, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(21,601)	6,039	13,978

Total provision (benefit) for loan losses-covered	$(10,422)	$32,258	$64,748

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$5,598	$16,883	$35,585
Income (expense) recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(17,281)	4,831	11,182

Total loss sharing income (expense) due to provision for loan losses-covered	$(11,683)	$21,714	$46,767

Net decrease to income before taxes:
Net expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$5,581	$9,336	$15,185
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(4,320)	1,208	2,796

Net decrease to income before taxes	$1,261	$10,544	$17,981

(1)
The results of re-estimation also included $49.1 million, $145.4 million and $81.8 million of cash flow improvements related to covered loans for the years ended December 31, 2013, 2012 and 2011, respectively. Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

Noninterest Income

        The following table presents noninterest income for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest income
Deposit fee income	$15,886	$5,353	$6,491
Mortgage banking and other loan fees	30,906	3,570	1,579
Net gain on sale of loans	41,405	13,449	4,985
Bargain purchase gain	71,702	—	39,385
FDIC loss sharing income	(10,226)	21,498	50,551
Accelerated discount on acquired loans	17,154	18,914	1,896
Net gain on sales of securities	392	6,057	2,658
Other income	14,136	5,843	6,229

Total noninterest income	$181,355	$74,684	$113,774

        Noninterest income increased $106.7 million to $181.4 million for the year ended December 31, 2013, from $74.7 million for the year ended December 31, 2012. The increase in noninterest income for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the recognition of $71.7 million of bargain purchase gain as a result of the January 1, 2013 acquisition of First Place Bank, a $28.0 million increase in net gain on sales of loans and a $27.3 million increase in mortgage banking and other loan fees primarily as a result of our acquisition of First Place Bank, partially offset by a $31.7 million decline in FDIC loss sharing income. First Place Bank contributed $32.7 million of net gain on sales of loans, $24.9 million of mortgage banking and other loan fees, and $10.4 million of deposit fee income. We experienced reductions in our mortgage origination volume of approximately 40% during the third and fourth quarters of 2013, compared to the first half of the year, and our total mortgage banking related revenue declined approximately 50% over the same period. We anticipate these lower levels of both mortgage origination volume and mortgage banking revenue to continue into 2014, due to fluctuations in mortgage interest rates that have stifled consumer demand, especially for refinances. However, in the fourth quarter of 2013, we reduced our expenses by closing our wholesale mortgage division and made other meaningful mortgage staff reductions. These expense reductions, combined with planned incremental additions to our retail residential lending unit, anticipated loan growth in our commercial and industrial loan portfolio and cost savings from integrating back office functions of our acquired banks, are currently expected to offset this decline in revenue. These expense reductions and other revenue enhancements, however, may lag our anticipated decreases in mortgage banking revenue. The decline in FDIC loss sharing income to an expense primarily reflects the shift of the provision for loan losses on covered loans from an expense to a benefit, which resulted in the establishment of amounts owed to the FDIC related to recoveries on previously claimed charge-offs.

        Noninterest income decreased $39.1 million to $74.7 million for the year ended December 31, 2012, from $113.8 million for the year ended December 31, 2011. The decrease in noninterest income in 2012, compared to 2011, was primarily due to decreases in bargain purchase gains of $39.4 million and FDIC loss sharing income of $29.1 million, partially offset by increases in accelerated discount on acquired loans of $17.0 million, net gain on sale of loans of $8.5 million and net gain on sales of securities of $3.4 million. Noninterest income during the year ended December 31, 2012 included $21.5 million of FDIC loss sharing income related to the FDIC's proportionate share of credit losses for those covered loans which had realized or re-estimated losses that were greater than originally expected. This compares to $50.6 million of FDIC loss sharing income in 2011. There were no bargain purchase gains in 2012, compared to 2011, which included $12.7 million and $24.9 million in bargain purchase gains from the acquisitions of Peoples State Bank and Community Central Bank, respectively.

Noninterest Expenses

        The following table presents noninterest expenses for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest expenses
Salary and employee benefits	$146,609	$59,252	$57,930
Occupancy and equipment expense	26,755	14,044	13,029
Data processing fees	9,148	4,111	5,030
Professional service fees	16,857	5,301	6,819
FDIC loss sharing expense	2,007	3,024	2,186
Bank acquisition and due diligence fees	8,693	1,382	2,145
Marketing expense	3,484	1,934	5,170
Other employee expense	3,682	1,493	2,151
Insurance expense	9,974	2,436	2,723
Other expense	23,822	10,802	9,408

Total noninterest expenses	$251,031	$103,779	$106,591

        Noninterest expenses increased $147.2 million to $251.0 million for the year ended December 31, 2013, from $103.8 million for the year ended December 31, 2012, primarily due to the addition of First Place Bank's operating costs which totaled $128.2 million during the year ended December 31, 2013. During the year ended December 31, 2013, we added an additional 839 full-time equivalent employees for a total of 1,434, primarily as a result of our acquisition of First Place Bank. We also had a $9.0 million increase in salary and employee benefits expense outside of our acquisition of First Place Bank, and a $7.1 million increase in bank acquisition and due diligence fees. The increase in salary and employee benefits outside of our acquisition of First Place Bank was primarily due to acquisition related bonuses, stock options issued, and severance payments for reductions in the work force. Our bank acquisition and due diligence fees are expenses related to both the integration of First Place Bank and our due diligence expenses incurred in 2013 related to our acquisition of Talmer West Bank on January 1, 2014.

        Noninterest expenses decreased $2.8 million to $103.8 million for the year ended December 31, 2012, from $106.6 million for the year ended December 31, 2011, primarily due to decreases of $3.2 million in marketing expense and $1.5 million in professional service fees, partially offset by increases of $1.3 million in salaries and employee benefits and $1.0 million in occupancy and equipment expense. The year ended December 31, 2011 included increased marketing expenses due to our 2011 acquisitions and our name change from First Michigan Bank to Talmer Bank and Trust.

Income Taxes and Tax-Related Items

        During the year ended December 31, 2013, we recognized an income tax benefit of $5.3 million on pre-tax income of $93.2 million, resulting in an effective tax rate of a negative 5.7%, compared to the year ended December 31, 2012 in which we recognized an income tax expense of $10.2 million on pre-tax income of $31.9 million, resulting in an effective tax rate of 32.1%. This benefit primarily resulted from the $71.7 million bargain purchase gain being non-taxable and a reduction of $14.4 million of the $24.5 million valuation allowance established at acquisition date on the deferred tax assets associated with First Place Bank pre-tax losses. In determining the estimate of First Place Bank's built in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in First Place Bank's loan portfolio and, to a lesser extent, on tax losses embedded in fixed assets, other real estate owned, tax-deductible goodwill, and certain accrued expenses and contingent reserves, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question. The $14.4 million decrease in the deferred tax asset valuation allowance during 2013 was largely due to a post-acquisition date reduction in our original estimates of projected realized built-in losses on loans (i.e. bad debt deductions) occurring in the one year period following the acquisition date. The valuation allowance was estimated at acquisition date based on facts, circumstances and information, including economic conditions, available at the time we completed our initial day one acquisition accounting, and our expectations of the impact of those conditions on trends in the bankruptcy status of borrowers and realization of built-in losses on loans in the process of foreclosure. During 2013, we reduced the valuation allowance related to loans by $9.3 million, to $3.1 million at December 31, 2013. This reduction was driven by the actual performance of the loans in our portfolio through December 31, 2013, which was the end of the one measurement year period following the acquisition. The valuation allowance was also reduced by $4.8 million during 2013 as the reduction in expected realized built-in loss on loans resulted in increased expected utilization of other realized built-in loss and pre-ownership change net operating loss and tax credit carry forwards than what was estimated at acquisition date.

        During the years ended December 31, 2012 and 2011 we recognized income tax expense of $10.2 million on pre-tax income of $31.9 million and $17.8 million on pre-tax income of $51.3 million, respectively. The effective tax rates for the years ended December 31, 2012 and 2011 were 32.1% and 34.8%, respectively. Further information on income taxes is presented in Note 16, "Income Taxes," of our audited consolidated financial statements.

Financial Condition

Balance Sheet

        Total assets were $4.5 billion at December 31, 2013, compared to $2.3 billion at December 31, 2012. The acquisition date fair value of assets acquired in our acquisition of First Place Bank increased assets by $2.6 billion. The primary drivers of the change in assets year over year were a $1.7 billion increase in net total loans, a $274.7 million increase in securities available-for-sale, a $109.7 million increase in income tax benefit, and a $73.0 million increase in loan servicing rights, partially offset by a $94.5 million decrease in the FDIC indemnification asset. The increase in net total loans reflects $1.9 billion of uncovered loan growth, of which $1.3 billion was acquired in the First Place Bank acquisition and approximately $600.0 million was originated during the year ended December 31, 2013 and a $11.1 million reduction in the allowance for loan losses for covered loans, partially offset by $187.6 million in covered loan run-off and additional allowance for loan losses of $6.8 million for uncovered loans. Of the $274.7 million increase in securities available-for-sale, $139.8 million was related to the fair value of securities available-for-sale acquired in the First Place Bank acquisition, with the remainder of the increase primarily reflecting management's plan to more fully deploy excess liquidity with a diverse mix of investments including mortgage-backed securities issued or guaranteed by U.S. government agencies, U.S. government sponsored agency obligations, corporate debt securities, Small Business Administration Pools and tax-exempt obligations of state and political subdivisions. The $109.7 million increase in income tax benefit during the year ended December 31, 2013 primarily reflects the acquisition date fair value of income tax benefit of $82.0 million related to the First Place Bank acquisition. Of the $73.0 million increase in loan servicing rights, $42.0 million was related to the fair value of loan servicing rights acquired in the First Place Bank acquisition with the remainder of the increase primarily driven by $23.8 million of residential mortgage loan servicing rights added to the portfolio during the year ended December 31, 2013. The decrease in the FDIC indemnification asset is primarily the result of adjustments due to recoveries received on loans previously claimed, new claims filed for losses on covered loans and the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans.

        Total assets were $2.3 billion at December 31, 2012, an increase of $223.9 million from $2.5 billion at December 31, 2011. The $223.9 million increase for December 31, 2012, compared to December 31, 2011 was primarily due to increases in cash and cash equivalents of $167.6 million, securities available-for-sale of $121.5 million and net total loans of $68.1 million, partially offset by decreases in the FDIC indemnification asset of $132.5 million and FDIC receivable of $39.4 million. The increase in securities available-for-sale reflected management's plan to more fully deploy excess liquidity with a diverse mix of investments. The increase in net total loans reflects $280.3 million of uncovered loan growth and a $3.9 million reduction in the allowance for loan losses for covered loans, partially offset by $212.7 million in covered loan run-off and additional allowance for loan losses of $3.0 million for uncovered loans. The decrease in the FDIC indemnification asset is primarily the result of claims filed for losses on covered loans and the negative accretion on the FDIC indemnification asset resulting from improvements in expected cash flows on covered loans, while the decrease in the FDIC receivable primarily reflects payments received from the FDIC on claims previously filed.

        Total liabilities were $3.9 billion at December 31, 2013, compared to $1.8 billion at December 31, 2012. The acquisition date fair value of liabilities assumed in our acquisition of First Place Bank increased liabilities by $2.5 billion. The primary drivers of the year over year change in liabilities were a $1.9 billion increase in total deposits and a $160.6 million increase in long-term debt. The $1.9 billion increase in total deposits reflects the acquisition date fair value of deposits assumed of $2.1 billion related to our acquisition of First Place Bank, partially offset by deposit run-off as a result of management's efforts to reduce the level of higher cost certificates of deposit acquired in our acquisition of First Place Bank. The increase in long-term debt is primarily the result of our assumption of $313.4 million of long-term debt at fair value in our acquisition of First Place Bank, partially offset by $45.0 million of long-term debt associated with our acquisition of First Place Bank that was immediately retired at closing and other net debt payments throughout the year.

        Total liabilities increased $24.5 million to $1.8 billion at December 31, 2012, compared to December 31, 2011. The increase in total liabilities was primarily due to a $34.6 million increase in total deposits, offset by a $8.0 million decrease in FHLB advances.

        Total shareholders' equity at December 31, 2013 was $617.0 million, an increase of $96.3 million from $520.7 million at December 31, 2012. The increase was due to net income of $98.6 million and a $9.6 million increase in additional paid-in-capital, partially offset by a $11.9 million reduction to accumulated other comprehensive income as a result of shifts in the fair value of investment securities available-for-sale. The increase to additional paid-in-capital in 2013 was largely due to expenses related to stock options incurred during the year on stock options granted and fully vested during 2013.

        Total shareholders' equity was $520.7 million at December 31, 2012, an increase of $199.4 million from $321.3 million at December 21, 2011. The increase was primarily due to net income of $21.7 million, a $155.2 million increase in additional paid-in-capital and a $21.8 million increase in Class A common stock. The increase in Class A common stock and additional paid-in-capital was primarily due to the issuance of 21.8 million shares of Class A common stock during the year ended December 31, 2012.

Loans

        Our loan portfolio represents a broad range of borrowers primarily in the Michigan, Ohio, Wisconsin Illinois and Indiana markets comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans. All loans acquired in the CF Bancorp acquisition and all loans (except consumer loans) acquired in the First Banking Center, Peoples State Bank and Community Central Bank acquisitions were acquired under loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses incurred on such loans, and we present covered loans separately from uncovered loans due to these loss share agreements.

        Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15 to 30 year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second-lien on the borrower's residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

        Commercial real estate loans consist of term loans secured by a mortgage lien on the real estate properties, such as apartment buildings, office and industrial buildings, retail shopping centers and farmland.

        Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including the manufacturing industry, agricultural, service industry and professional service areas. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.

        Real estate construction loans are term loans to individuals, companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Generally, these loans are for construction projects that have been either presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in the project.

        Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

        Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of December 31, 2013, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area ("MSA"), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.2 billion, or approximately 40.1% of total loans, at December 31, 2013, of which approximately $352.9 million, or 29.3% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

        The following table details our loan portfolio by loan type and geographic location as of December 31, 2013. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Other	Total
Uncovered loans
Residential real estate(1)(2)	$411,176	$500,407	$11,825	$33,670	$59,808	$68,567	$1,085,453
Commercial real estate(3)(4)	348,950	244,788	62,330	71,267	5,338	23,166	755,839
Commercial and industrial(5)	295,456	53,268	20,263	75,802	731	1,124	446,644
Real estate construction	49,950	82,774	2,425	1,086	35,098	4,893	176,226
Consumer	5,693	3,175	703	94	—	89	9,754

Total uncovered loans	1,111,225	884,412	97,546	181,919	100,975	97,839	2,473,916
Covered loans
Residential real estate(1)	95,658	344	24,472	1,263	1,597	—	123,334
Commercial real estate(3)	221,020	—	71,412	6,896	73	—	299,401
Commercial and industrial(5)	41,579	106	34,575	2,177	—	—	78,437
Real estate construction	8,866	—	7,237	990	125	—	17,218
Consumer	11,582	57	23	5	11	—	11,678

Total covered loans	378,705	507	137,719	11,331	1,806	—	530,068

Total loans	$1,489,930	$884,919	$235,265	$193,250	$102,781	$97,839	$3,003,984

(1)
Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $290.1 million of uncovered loans and $88.2 million of covered loans. The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $137.7 million of uncovered loans. The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3)
Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $257.1 million of uncovered loans and $208.4 million of covered loans.

(4)
Commercial real estate loans to borrowers in the Cleveland MSA totaled $148.7 million of uncovered loans.

(5)
Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $266.7 million of uncovered loans and $38.9 million covered loans.

        The following table details our loan portfolio by loan type for the periods presented.

	December 31,
(Dollars in thousands)	2013	2012	2011	2010
Uncovered loans
Residential real estate	$1,085,453	$159,523	$95,705	$37,394
Commercial real estate
Non-owner occupied	581,651	91,231	63,036	9,794
Owner-occupied	148,545	83,820	36,416	32,943
Farmland	25,643	17,155	17,111	2,671

Total commercial real estate	755,839	192,206	116,563	45,408
Commercial and industrial	446,644	238,423	101,651	48,079
Real estate construction	176,226	5,866	1,518	890
Consumer	9,754	8,428	9,049	8,013

Total uncovered loans	2,473,916	604,446	324,486	139,784
Covered loans
Residential real estate	123,334	148,144	177,861	205,670
Commercial real estate
Non-owner occupied	154,951	183,987	249,880	202,108
Owner-occupied	115,435	163,863	206,948	78,351
Farmland	29,015	47,825	61,988	89,925

Total commercial real estate	299,401	395,675	518,816	370,384
Commercial and industrial	78,437	129,535	170,480	96,157
Real estate construction	17,218	29,540	43,581	51,640
Consumer	11,678	14,811	19,655	26,710

Total covered loans	530,068	717,705	930,393	750,561

Total loans	$3,003,984	$1,322,151	$1,254,879	$890,345

        Total loans were $3.0 billion at December 31, 2013, an increase of $1.7 billion from December 31, 2012, reflecting the impact of $1.5 billion of loans acquired at fair value in our acquisition of First Place Bank on January 1, 2013 and $339.1 million of net uncovered loan growth outside of the acquisition, partially offset by $187.6 million in covered loan run-off. The total increase in uncovered loans of $1.9 billion for the year ended December 31 2013, including loans acquired in the First Place Bank acquisition, represented increases in residential real estate loans of $925.9 million, commercial real estate loans of $563.6 million, commercial and industrial loans of $208.2 million, real estate construction loans of $170.4 million, and consumer loans of $1.3 million. The covered loan run-off for the year ended December 31, 2013 resulted from decreases in commercial real estate loans of $96.3 million, or 24.3%, commercial and industrial loans of $51.1 million, or 39.4%, residential real estate loans of $24.8 million, or 16.7%, real estate construction loans of $12.3 million, or 41.7%, and consumer loans of $3.1 million, or 21.2%. We intend to decrease the concentration of our commercial real estate portfolio over time, as we run off acquired loans, with a goal of our overall loan portfolio to be one-third commercial and industrial loans, less than one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

        Total loans were $1.3 billion at December 31, 2012, an increase of $67.3 million from December 31, 2011, reflecting $280.0 million of uncovered loan growth, partially offset by $212.7 million in covered loan run-off. The increase in uncovered loans during 2012, included increases in commercial and industrial loans of $136.8 million, or 134.6%, commercial real estate loans of $75.6 million, or 64.9%, residential real estate loans of $63.8 million, or 66.8%, and real estate construction loans of $4.3 million, or 286.4%, partially offset by a decrease in consumer loans of

$621 thousand, or 6.8%. The covered loan run-off resulted in decreases in commercial real estate loans of $123.2 million, or 23.7%, commercial and industrial loans of $41.0 million, or 24.0%, residential real estate loans of $29.7 million, or 16.7%, real estate construction loans of $14.0 million, or 32.2% and consumer loans of $4.8 million, or 24.6%.

        We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans. We have not originated or purchased a material amount of high risk products such as subprime or option adjustable rate loans as of December 31, 2013, however, we have purchased a limited amount of Alternative A-paper mortgage loans which represent less than 1% of our total residential real estate loans.

        Residential real estate loans totaled $1.2 billion at December 31, 2013, of which $1.1 billion were uncovered and $123.3 million were covered. Of the $1.2 billion of residential real estate loans outstanding at December 31, 2013, $16.4 million (consisting of $15.4 million of uncovered loans and $1.0 million of covered loans) were on nonaccrual status. Included in residential real estate loans are $208.6 million of home equity loans and lines of credit (consisting of $159.6 million of uncovered loans and $49.0 million of covered loans) of which $1.0 million have interest only payment terms. These loans are generally secured by junior liens and represent the only interest only residential real estate loans that we held as of December 31, 2013. Also included in residential real estate loans are $62.3 million of uncovered jumbo adjustable rate mortgages and $14.1 million of residential real estate loans with balloon payment terms (consisting of $8.8 million of covered loans and $5.3 million of uncovered loans) of which only $264 thousand were on nonaccrual status as of December 31, 2013.

        Real estate construction loans totaled $193.4 million at December 31, 2013, of which $176.2 million were uncovered loans and $17.2 million were covered loans. Of the $193.4 million of real estate construction loans outstanding at December 31, 2013, $1.9 million (consisting of $510 thousand of uncovered loans and $1.4 million of covered loans) were on nonaccrual status. Included in real estate construction loans are $18.5 million of uncovered home equity loans and lines of credit and $2.4 million of covered loans with balloon payment terms, all of which were current on payments as of December 31, 2013.

Loan Maturity/Rate Sensitivity

        The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2013
Uncovered loans:
Residential real estate	$23,500	$48,930	$1,013,023	$1,085,453
Commercial real estate	100,614	490,468	164,757	755,839
Commercial and industrial	155,673	201,290	89,681	446,644
Real estate construction	6,657	11,799	157,770	176,226
Consumer	2,663	4,495	2,596	9,754

Total uncovered loans	$289,107	$756,982	$1,427,827	$2,473,916

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		556,077	807,531
Floating interest rates		200,905	620,296

Total		$756,982	$1,427,827

Covered loans:
Residential real estate	$11,053	$46,271	$66,010	$123,334
Commercial real estate	158,912	122,596	17,893	299,401
Commercial and industrial	48,970	25,211	4,256	78,437
Real estate construction	12,944	3,651	623	17,218
Consumer	331	906	10,441	11,678

Total covered loans	$232,210	$198,635	$99,223	$530,068

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		186,643	47,250
Floating interest rates		11,992	51,973

Total		$198,635	$99,223

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2012
Uncovered loans:
Residential real estate	$350	$16,478	$142,695	$159,523
Commercial real estate	24,208	139,962	28,036	192,206
Commercial and industrial	90,475	132,169	15,779	238,423
Real estate construction	2,453	2,598	815	5,866
Consumer	1,795	4,262	2,371	8,428

Total uncovered loans	$119,281	$295,469	$189,696	$604,446

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		253,704	42,108
Floating interest rates		41,765	147,588

Total		$295,469	$189,696

Covered loans:
Residential real estate	$13,065	$52,171	$82,908	$148,144
Commercial real estate	182,360	196,873	16,442	395,675
Commercial and industrial	65,900	58,191	5,444	129,535
Real estate construction	19,784	8,451	1,305	29,540
Consumer	706	1,379	12,726	14,811

Total covered loans	$281,815	$317,065	$118,825	$717,705

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		280,029	53,135
Floating interest rates		37,036	65,690

Total		$317,065	$118,825

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries or previous amounts charged-off.

  Purchased Loans

        We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan loss, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in the First Place Bank transaction that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

  Originated loans

        The allowance for loan losses represents management's assessment of probable, incurred credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

        Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. Loans are considered impaired when based on current information and events it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if we will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, we consider the borrower's overall financial condition, resources and payment record, support from guarantors, and the realized value of any collateral. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        Impaired loans are identified to be individually evaluated for impairment based on a defined dollar threshold for commercial real estate, commercial and industrial and real estate construction loans, while all residential real estate and consumer impaired loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics.

        The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we are growing rapidly, the historical loss estimates for loans are based primarily on the actual historical loss experienced by all banks in Michigan, Ohio, Indiana and Wisconsin combined with a small factor representing our own loss history from the same time period. These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Indiana and Wisconsin, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based primarily on historical loss rates experienced in the respective loan classes by all banks in Michigan, Ohio, Indiana and Wisconsin. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

        The following tables present, by loan type, the changes in the allowance for loan losses on both uncovered and covered loans for the periods presented.

Analysis of the Allowance for Loan Losses—Uncovered

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010
Balance at beginning of period	$10,945	$7,887	$4,420	$913
Loan charge-offs:
Residential real estate	(8,942)	(491)	(35)	(225)
Commercial real estate	(4,070)	(37)	—	(805)
Commercial and industrial	(1,136)	—	—	—
Real estate construction	(165)	—	—	—
Consumer	(528)	(142)	(168)	—

Total loan charge-offs	(14,841)	(670)	(203)	(1,030)
Recoveries of loans previously charged-off:
Residential real estate	3,611	5	1	6
Commercial real estate	965	31	35	—
Commercial and industrial	458	32	—	1
Real estate construction	499	2	—	—
Consumer	589	44	63	46

Total loan recoveries	6,122	114	99	53

Net charge-offs	(8,719)	(556)	(104)	(977)
Provision for loan losses	15,520	3,614	3,571	4,484

Balance at end of period	$17,746	$10,945	$7,887	$4,420

Allowance for loan losses as a percentage of total uncovered loans at year end	0.72%	1.81%	2.43%	3.16%
Net loan charge-offs as a percentage of average uncovered loans	0.35%	0.13%	0.05%	1.03%

Analysis of the Allowance for Loan Losses—Covered

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011	2010
Balance at beginning of period	$51,473	$55,352	$12,798	$—
Loan charge-offs:
Residential real estate	(2,664)	(4,381)	(8,183)	(4,000)
Commercial real estate	(9,211)	(23,042)	(10,205)	(123)
Commercial and industrial	(4,654)	(15,462)	(4,352)	(370)
Real estate construction	(1,904)	(5,375)	(4,176)	(2,477)
Consumer	(214)	(390)	(1,687)	(640)

Total loan charge-offs	(18,647)	(48,650)	(28,603)	(7,610)
Recoveries of loans previously charged-off:
Residential real estate	1,276	1,233	1,878	502
Commercial real estate	10,022	4,939	1,230	441
Commercial and industrial	4,236	4,906	594	904
Real estate construction	2,091	1,105	1,885	485
Consumer	352	330	822	226

Total loan recoveries	17,977	12,513	6,409	2,558

Net charge-offs	(670)	(36,137)	(22,194)	(5,052)
Provision (benefit) for loan losses	(10,422)	32,258	64,748	17,850

Balance at end of period	$40,381	$51,473	$55,352	$12,798

Allowance for loan losses as a percentage of total covered loans at year end	7.62%	7.17%	5.95%	1.71%
Net loan charge-offs as a percentage of average covered loans	0.11%	4.37%	2.33%	1.51%

        Our uncovered allowance for loan losses was $17.7 million, or 0.72% of uncovered loans, at December 31, 2013, compared to $10.9 million, or 1.81%, of uncovered loans at December 31, 2012. The decline in the allowance for loan losses as a percentage of uncovered loans at December 31, 2013, compared to December 31, 2012, was primarily due to the addition of loans we acquired in our acquisition of First Place Bank which were recorded at their estimated fair value, including a credit mark representing approximately 6.4% of the balance of the acquired loans at the acquisition date, and which did not include a separate allowance for loan losses. The allowance for loan losses on uncovered loans at December 31, 2013 primarily reflects $4.5 million of impairment resulting from our quarterly re-estimation of cash flows on the purchased credit impaired loans acquired in our acquisition of First Place Bank, net of subsequent recoveries and run-off of loans carrying an allowance for loan losses, and $3.1 million of allowance for loans losses on uncovered loans originated by First Place Bank subsequent to the acquisition. Apart from the loans acquired in our acquisition of First Place Bank, we recorded an allowance for loan losses on uncovered loans originated by Talmer Bank or acquired by Talmer Bank, which subsequently showed evidence of credit impairment, of $8.3 million, or 0.86% of uncovered loans at December 31, 2013, compared to $10.9 million, or 1.81% of uncovered loans at December 31, 2012. The decline in the Talmer Bank uncovered allowance for loan losses as a percentage of uncovered loans was due primarily to improvements in the historical loss factors that are used by management to estimate probable losses.

        The covered allowance for loan losses was $40.4 million, or 7.62% of total covered loans, at December 31, 2013, compared to $51.5 million, or 7.17% of total covered loans, at December 31, 2012. The $11.1 million decrease from December 31, 2012 to December 31, 2013 was primarily driven by the reduction to the allowance for losses due to recoveries and loan run-off of covered loans, offset by the impairment recorded as a result of the re-estimation of the cash flows for certain purchased credit impaired covered loans.

        The uncovered allowance for loan losses was $10.9 million, or 1.81% of total uncovered loans, at December 31, 2012, compared to $7.9 million, or 2.44% of total uncovered loans, at December 31, 2011. The $3.0 million increase from December 31, 2011 to December 31, 2012 was primarily driven by $280.0 million in uncovered loan growth.

        The covered allowance for loan losses was $51.5 million at December 31, 2012, or 7.17% of total covered loans, compared to $55.4 million, or 5.95% of total covered loans, at December 31, 2011. The $3.9 million decrease from December 31, 2011 to December 31, 2012 was primarily driven by the reduction to the allowance for losses due to the loan run-off of covered loans, offset in part by the impairment recorded as a result of the re-estimation of cash flows for certain purchased credit impaired loans.

        The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses—Uncovered

	December 31, 2013
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$3,088	1.22%	69.9%	$4,620	0.56%	39.4%
Commercial real estate	1,405	1.43	27.1	2,862	0.44	31.1
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Real estate construction	2	0.10	0.5	2,025	1.16	8.3
Consumer	115	3.96	0.8	225	3.29	0.3

Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

	December 31, 2012
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$—	—%	0.1%	$2,059	1.29%	26.9%
Commercial real estate	216	3.53	56.9	4,049	2.18	31.3
Commercial and industrial	49	4.34	10.5	4,113	1.73	40.0
Real estate construction	—	—	—	268	4.57	1.0
Consumer	152	4.35	32.5	39	0.79	0.8

Total uncovered loans	$417	3.88%	100.0%	$10,528	1.77%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$1,504	1.58%	29.3%	$804	2.15%	26.8%
Commercial real estate	2,681	2.30	36.0	2,038	4.49	32.5
Commercial and industrial	3,307	3.25	31.4	1,062	2.21	34.4
Real estate construction	132	8.70	0.5	—	—	0.6
Consumer	263	2.91	2.8	74	0.92	5.7
Margin for imprecision	—	—	—	442	—	—

Total uncovered loans	$7,887	2.44%	100.0%	$4,420	3.16%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses—Covered

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$4,696	3.81%	23.3%	$5,716	3.86%	20.7%
Commercial real estate	26,394	8.82	56.5	30,150	7.62	55.1
Commercial and industrial	7,227	9.21	14.8	10,915	8.43	18.0
Real estate construction	1,984	11.52	3.2	4,509	15.26	4.1
Consumer	80	0.69	2.2	183	1.24	2.1

Total covered loans	$40,381	7.62%	100.0%	$51,473	7.17%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$7,125	4.01%	19.1%	$3,456	1.68%	27.4%
Commercial real estate	28,331	5.46	55.8	4,198	1.13	49.3
Commercial and industrial	13,827	8.11	18.3	2,356	2.45	12.8
Real estate construction	5,750	13.19	4.7	2,494	4.83	6.9
Consumer	319	1.62	2.1	294	1.10	3.6

Total covered loans	$55,352	5.95%	100.0%	$12,798	1.71%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	December 31,
(Dollars in thousands)	2013	2012	2011	2010
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$2,469	$—	$—	$—
Commercial real estate	3,581	—	—	—
Commercial and industrial	415	7	581	—
Consumer	3	—	—	—

Total nonperforming troubled debt restructurings	6,468	7	581	—
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$12,946	$87	$1,320	$—
Commercial real estate	2,010	21	—	262
Commercial and industrial	2,266	584	214	619
Real estate construction	510	—	—	—
Consumer	97	—	—	1

Total nonaccrual loans other than nonperforming troubled debt restructurings	17,829	692	1,534	882
Total nonaccrual loans	24,297	699	2,115	882
Other real estate	18,384	869	—	—

Total nonperforming assets	42,681	1,568	2,115	882
Performing troubled debt restructurings
Residential real estate	328	—	—	—
Commercial real estate	1,637	50	55	—
Commercial and industrial	1,367	1,179	—	—
Real estate construction	90	—	—	—
Consumer	30	—	—	—

Total performing troubled debt restructurings	3,452	1,229	55	—

Total uncovered impaired assets	$46,133	$2,797	$2,170	$882

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$539	$—	$—	$46

	December 31,
(Dollars in thousands)	2013	2012	2011	2010
Covered
Nonperforming troubled debt restructurings
Residential real estate	$900	$176	$—	$—
Commercial real estate	6,561	11,328	—	—
Commercial and industrial	3,052	1,844	—	—
Real estate construction	926	208	—	—
Consumer	25	—	—	—

Total nonperforming troubled debt restructurings	11,464	13,556	—	—
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$88	$—	$126	$54
Commercial real estate	1,563	404	782	—
Commercial and industrial	4,149	2,142	2,094	319
Real estate construction	446	453	4	1
Consumer	6	—	—	4

Total nonaccrual loans other than nonperforming troubled debt restructurings	6,252	2,999	3,006	378
Total nonaccrual loans	17,716	16,555	3,006	378
Other real estate	11,571	23,834	20,303	18,695

Total nonperforming assets	29,287	40,389	23,309	19,073
Performing troubled debt restructurings
Residential real estate	2,691	1,882	1,156	—
Commercial real estate	14,391	9,196	4,870	—
Commercial and industrial	3,802	5,176	2,429	—
Real estate construction	163	238	47	—

Total performing troubled debt restructurings	21,047	16,492	8,502	—

Total covered impaired assets	$50,334	$56,881	$31,811	$19,073

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$1,071	$4,913	$—

        Nonperforming assets consist of nonaccrual loans and other real estate owned. We do not consider performing TDRs to be nonperforming assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed on nonaccrual status due to the continued failure by the borrower to adhere to contractual payment terms coupled with other pertinent factors, such as insufficient collateral value.

        Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments.

        Total nonperforming assets were $72.0 million as of December 31, 2013, compared to $42.0 million at December 31, 2012. The $30.0 million increase was primarily the result of $23.6 million ($22.8 million of which related to First Place Bank) of uncovered loans moved to nonaccrual status due to bankruptcy or delinquent payment status and $18.4 million of uncovered other real estate related to the acquisition of First Place Bank on January 1, 2013, partially offset by a $ 12.3 million decrease in covered other real estate.

        Total nonperforming assets were $42.0 million as of December 31, 2012, compared to $25.4 million at December 31, 2011. The $16.5 million increase was primarily a result of the net addition of $13.5 million of covered nonaccrual loans and $3.5 million of covered other real estate. The increase in covered nonaccrual loans included $4.2 million of covered nonaccrual loans resulting from the modification of loans qualifying as TDRs that were previously accounted for under ASC 310-30. The increase in covered other real estate primarily related to the transfer of loans to other real estate through the foreclosure process.

FDIC Indemnification Asset and Receivable

        In connection with our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC. At each acquisition date, we account for amounts receivable from the FDIC under the loss share agreements as an indemnification asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets. A decline in expected cash flows on covered loans is referred to as impairment and recorded as provision for loan losses, resulting in an increase to the allowance for loan losses on covered loans. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows are recorded as noninterest income in "FDIC loss sharing income" in our consolidated statements of income and result in an increase to the FDIC indemnification asset in the same period. An improvement in expected cash flows on covered loans, once any previously recorded impairment is recaptured, is recognized prospectively as an upward adjustment to the yield on the related loan and a downward adjustment to the yield on the FDIC indemnification asset. As such, overall improvements in expected cash flows on covered loans can result in a negative yield on the FDIC indemnification asset, which is recorded in "interest income" in our consolidated statements of income, while increases to the FDIC indemnification asset are recorded as adjustments to noninterest income in "FDIC loss sharing income" in our consolidated statements of income. When covered loans payoff sooner than expected, any remaining FDIC indemnification asset is reviewed and may result in a direct write off as an adjustment to noninterest income in "Accelerated discount on acquired loans" in our consolidated statements of income. The FDIC indemnification asset is also reduced for claims submitted to the FDIC for reimbursement. We have established a FDIC receivable which represents claims submitted to the FDIC for reimbursement for which we expect to receive payment within 90 days.

        Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels. As of December 31, 2013, the estimated FDIC clawback liability totaled $24.9 million, including $21.0 million and $3.9 million related to the CF Bancorp and First Banking Center acquisitions, respectively.

        The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the years ended December 31,
	2013		2012		2011
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$226,356	$17,999	$358,839	$57,407	$270,332	$15,022
Additions due to acquisitions	—	—	—	—	182,264	—
Accretion	(28,040)	—	(19,156)	—	3,148	—
Sales and write-downs of other real estate owned (covered)	(3,804)	1,925	(1,672)	7,381	(5,129)	10,261
Net effect of change in expected cash flows on covered assets(1)	(33,860)	—	(4,113)	—	5,433	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(28,791)	28,791	(107,542)	107,542	(97,209)	97,209
Additional claimable expenses incurred net of recoveries(2)	—	(8,613)	—	7,488	—	8,681
Claim payments received from the FDIC	—	(32,319)	—	(161,819)	—	(73,766)

Balance at end of period	$131,861	$7,783	$226,356	$17,999	$358,839	$57,407

(1)
Includes the impact of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)
Primarily includes expenses associated with maintaining the underlying properties and legal fees.

Securities Available-for-Sale

	December 31,
(Dollars in thousands)	2013	2012	2011
Available-for-sale securities:
U.S. government sponsored agency obligations	$98,237	$43,581	$33,865
Obligations of state and political subdivisions:
Taxable	396	396	1,063
Tax exempt	182,000	154,058	87,549
Small Business Administration (SBA) Pools	42,426	10,974	6,656
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	218,922	96,480	46,345
Privately issued	4,446	13,773	36,982
Privately issued commercial mortgage backed securities	5,147	5,267	—
Other asset-backed securities	—	—	10,938
Corporate debt securities:
Senior debt	43,845	5,107	—
Subordinated debt	24,175	15,250
Equity securities	489	519	540

Total available-for-sale securities	$620,083	$345,405	$223,938

        The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2013, total securities available-for-sale were $620.1 million, or 13.6% of total assets, compared to $345.4 million, or 14.7% of total assets, at December 31, 2012. Of the $274.7 million increase from December 31, 2012 to December 31, 2013, $139.8 million was related to the January 1, 2013 fair value of the investment securities portfolio acquired in the First Place Bank acquisition. The remaining increase primarily reflected increases in a diverse mix of investments including U.S. agency mortgage-backed securities, corporate debt securities, SBA Pools and tax exempt obligations of state and political subdivisions, partially offset by a decline in U.S government sponsored agency obligations. The investment in corporate debt securities, which is composed of senior and subordinated debt investments primarily in regional and super-regional banks and other financial institutions, reflects management's decision to add investment grade securities that have minimal duration risk in a rising rate environment. Securities with amortized cost of $271.3 million and $41.5 million were pledged at December 31, 2013 and December 31, 2012, respectively, to secure borrowings and deposits.

        The following tables show contractual maturities and yields for the securities available-for-sale portfolio at December 31, 2013 and December 31, 2012.

	Maturity as of December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)
Securities available-for-sale(2):
U.S. government sponsored agency obligations(1)	—	—%	$—	—%	$62,606	1.40%	$39,991	1.09%
Obligations of state and political subdivisions:
Taxable(1)	—	—	—	—	396	6.19	—	—
Tax exempt(1)(3)	2,823	2.78	20,500	3.54	116,683	3.63	44,345	3.59
SBA Pools(4)(5)	—	—	—	—	42,956	1.09	—	—
Residential mortgage-backed securities(4):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	7,356	3.10	134,132	2.23	82,030	2.18	—	—
Privately issued(1)	2,905	3.25	1,548	3.93	—	—	—	—
Commercial mortgage-backed securities(4)	—	—	5,181	2.19	—	—	—	—
Corporate debt securities(6)	—	—	42,635	1.52	14,158	2.29	11,640	2.24

Total available-for-sale securities	13,084	3.06%	$203,996	2.20%	$318,829	2.42%	$95,976	2.39%

(1)
Average yields assume a yield to worst call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations, obligations of state and political subdivisions and non-agency CMO's. $77.8 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 126 basis points and 201 basis points, respectively, or resulting in average yields of 2.66% and 3.10%, respectively.

(2)
This table excludes a mutual fund holding in the CRA Fund.

(3)
Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(4)
Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(5)
$35.0 million of the balances in the five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current December 31, 2013 indexed coupon rates are assumed to remain constant until maturity.

(6)
Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $20.7 million and $11.6 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current December 31, 2013 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2012
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)
Securities available-for-sale(2):
U.S. government sponsored agency obligations(1)	$—	—%	$—	—%	$15,022	1.26%	$28,495	1.47%
Obligations of state and political subdivisions:
Taxable(1)	—	—	—	—	396	6.19	—	—
Tax-exempt(1)(3)	3,423	3.02	12,402	3.53	92,686	3.87	40,448	3.96
SBA Pools(4)(5)	—	—	—	—	10,797	0.91	—	—
Residential mortgage-backed securities(5):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	10,142	2.95	84,337	1.72	1,323	3.41	—	—
Privately issued(1)	8,039	3.32	5,759	3.61	—	—	—	—
Commercial mortgage-backed securities(4)	—	—	5,235	2.19	—	—	—	—
Corporate debt securities(1)	5,100	1.04	—	—	—	—	15,275	5.17

Total available-for-sale securities	$26,704	2.71%	$107,733	2.05%	$120,224	3.28%	$84,218	3.34%

(1)
Yields are based on amortized cost. Average yields assume a yield to worst call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations, obligations of state and political subdivisions, non-agency CMO's and corporate debt securities. $38.5 million of U.S. government sponsored agency obligations maturing beyond 5 years contain either step-up coupon structures or are fixed coupon structures with amortized costs above or below par which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five to ten years bucket and after ten years bucket by 66 basis point and 197 basis points, respectively, or resulting in average yields of 1.92% and 3.44%, respectively. Similarly, the $15.3 million of corporate securities maturing beyond 10 years contain step-up coupon structures which, if were not to be called prior to stated maturities would positively impact average yields for these balances by 361 basis points, resulting in an average yield of 8.78%.

(2)
This table excludes a mutual fund holding in the CRA Fund.

(3)
Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(4)
Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage-backed securities are based on estimated average lives.

(5)
The SBA security balance is a floating rate holding indexed to Prime, which is contractually adjustable on a quarterly basis, in which the current December 31, 2012 indexed coupon rate is assumed to remain constant until maturity.

Loan servicing rights

        Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase and origination of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our Consolidated Balance Sheets. As of December 31, 2013, we serviced loans with an aggregate outstanding principal balance of $7.5 billion.

        As of January 1, 2013, we elected to account for all loan servicing rights under the fair value method. This change in accounting policy in the first quarter of 2013 resulted in a cumulative adjustment to retained earnings in the amount of $31 thousand. Refer to Note 1, "Summary of Significant Accounting Policies," in our audited consolidated financial statements for further details regarding this election.

        Total loan servicing rights were $78.6 million as of December 31, 2013, compared to $5.6 million at December 31, 2012. Of the $73.0 million increase from December 31, 2012 to December 31, 2013, $42.0 million was related to the fair value of loan servicing rights acquired in the First Place Bank acquisition with the remainder of the increase primarily driven by $23.8 million of residential mortgage loan servicing rights added to the portfolio during the year ended December 31, 2013.

Deposits

	December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest-bearing demand deposits	$779,379	$415,882	$357,709
Interest-bearing demand deposits	598,281	325,427	293,573
Money market and savings deposits	1,215,864	552,973	528,832
Time deposits	927,313	434,944	515,485
Other brokered funds	80,000	1,000	—

Total deposits	$3,600,837	$1,730,226	$1,695,599

        Total deposits were $3.6 billion at December 31, 2013 and $1.7 billion at December 31, 2012, representing 91.6% and 94.7% of total liabilities at each period end, respectively. The fair value of deposits acquired in the First Place Bank acquisition totaled $2.1 billion consisting of time deposits of $849.0 million, money market and savings deposits of $645.7 million, noninterest-bearing deposits of $390.3 million, interest-bearing deposits of $235.7 million and other brokered funds of $496 thousand. Since the acquisition of First Place Bank, there has been $250.6 million of net run-off in total deposits. This decline in deposits is primarily due to $356.7 million of net time deposit run-off, partially offset by a $78.5 million increase in other brokered funds. The net time deposit runoff reflects management's efforts to reduce the level of higher cost certificates of deposits acquired in the First Place Bank acquisition. Our interest-bearing deposit costs were 30 basis points and 36 basis points for the year ended December 31, 2013 and the year ended December 31, 2012, respectively.

        Total deposits were $1.7 billion at both December 31, 2012 and 2011, representing 94.7% and 94.1% of total liabilities at each period end, respectively. Changes in deposit composition reflected increases in noninterest-bearing demand deposits of $58.2 million, interest-bearing demand deposits of $31.9 million, money market and savings accounts of $24.1 million and other brokered funds of $1.0 million, partially offset by a decrease in time deposits of $80.5 million. The changes were primarily due to management's focus on maintaining core, transaction account deposits to ensure strong earnings potential in higher interest rate environments. Our interest-bearing deposit costs were 36 basis points and 46 basis points for the years ended December 31, 2012 and December 31, 2011, respectively.

        The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100,000 and over that were outstanding at December 31, 2013, 2012 and 2011.

	December 31,
(Dollars in thousands)	2013	2012	2011
Maturing in
3 months or less	$103,297	$72,594	$69,932
3 months to 6 months	88,492	33,918	39,545
6 months to 1 year	82,517	35,581	48,698
1 year or greater	115,508	51,504	67,182

Total	$389,814	$193,597	$225,357

Borrowings

        The following tables reflect borrowings outstanding as of December 31, 2013, 2012 and 2011.

	As of December 31,
(Dollars in thousands)	2013	2012	2011
Short-term borrowings:
Securities sold under agreements to repurchase	$36,876	$18,338	$15,634
Holding company line of credit	35,000	—	—

Total short-term borrowings	71,876	18,338	15,634

Long-term debt:
FHLB advances(1)	130,368	38,482	46,487
Securities sold under agreements to repurchase(2)	58,079	—	—
Subordinated notes related to trust preferred securities(3)	10,590	—	—

Total long-term debt	199,037	38,482	46,487

Total short-term borrowings and long-term debt:	$270,913	$56,820	$62,121

(1)
The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million. The December 31, 2012 balance includes advances payable of $36.2 million and purchase accounting premiums of $2.3 million. The December 31, 2011 balance includes advances payable of $43.2 million and purchase accounting premiums of $3.3 million.

(2)
The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3)
The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

        Total short-term borrowings and long-term debt outstanding at December 31, 2013 was $270.9 million, an increase of $214.1 million from $56.8 million at December 31, 2012. As part of the First Place Bank acquisition on January 1, 2013, we assumed long-term debt of $313.4 million and short-term borrowings of $21.9 million. In addition, during the year ended December 31, 2013, to support the acquisition and recapitalization of Talmer West Bank, which closed on January 1, 2014, we borrowed $35.0 million under a senior unsecured line of credit. Furthermore, during the year ended December 31, 2013, we repaid a net $155.6 million of FHLB advances that resulted in $1.7 million of gain on debt extinguishment. The $313.4 million of long-term debt assumed in the acquisition of First Place Bank represented $215.5 million of FHLB advances classified as long-term debt and $50.0 million of securities sold under agreements to repurchase and $27.7 million and $9.7 million, respectively, in premiums representing the purchase accounting fair value. In addition, we assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired, and recorded $4.5 million in discounts, representing the purchase accounting fair value.

        Total short-term borrowings and long-term debt at December 31, 2012 was $56.8 million, a decrease of $5.3 million from $62.1 million at December 31, 2011. The decrease in borrowings was primarily related to a $8.0 million decrease in FHLB advances, offset by a $2.7 million increase in securities sold under agreements to repurchase.

        Total debt was collateralized by $949.6 million of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2013, compared to $192.4 million of commercial and mortgage loans, mortgage-backed securities, consumer loans and cash at December 31, 2012. See the "Contractual Obligations" section of this financial review for maturity information.

Capital Resources

        The following table summarizes the changes in our shareholders' equity for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of period	$520,743	$321,326	$250,935
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	31	—	—
Net income	98,558	21,670	33,449
Other comprehensive income (loss)	(11,914)	779	3,530
Stock based compensation expense	9,556	3,034	2,807
Issuance of common shares	41	173,934	30,605

Balance at end of period	$617,015	$520,743	$321,326

        We issued 1.3 million shares of common stock as a result of the exercise of warrants in the third quarter of 2011 and 4.2 million shares of common stock as a result of the acquisition of Lake Shore Wisconsin Corporation completed in the fourth quarter of 2011. The exercise of warrants in the third quarter and the acquisition of Lake Shore Wisconsin Corporation resulted in $4.6 million and $26.0 million of additional capital, respectively.

        In February 2012, we closed on a private placement of our common stock consisting of an initial drawdown by us of approximately $21.0 million and commitments from investors for up to approximately $153.0 million of event driven capital at $8.00 per share to support growth strategies. In December 2012, we closed on the remaining $153.0 million of capital commitments from our investors, which was used to fund the acquisition and recapitalization of First Place Bank.

        We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

        At December 31, 2013, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action. Talmer Bank is required to maintain a ratio of Tier 1 common equity to total assets of at least 10% under the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years after our most recent FDIC-assisted acquisition. Our last failed bank acquisition closed on April 29, 2011 and, therefore, we will remain subject to the heightened capital requirement until April 29, 2014. This amount of capital exceeds that required under otherwise applicable regulatory requirements.

        The capital ratios of First Place Bank at December 31, 2013, exceed the total capital (to risk-weighted assets) ratio of at least 12.00% and the Tier 1 capital (to adjusted total assets) ratio of at least 8.50% as prescribed in the July 13, 2011 Cease and Desist Order issued by its regulator. Notwithstanding First Place Bank's capital levels at December 31, 2013, First Place Bank could not be categorized as well capitalized while it was subject to the Cease and Desist Order. On February 10, 2014, First Place Bank was merged with and into Talmer Bank and the Cease and Desist Order had no further force or effect.

        Our capital ratios exceeded the well capitalized regulatory requirements as follows:

		December 31,
	Well Capitalized Regulatory Requirement
		2013	2012	2011
Total risk-based capital
Consolidated	N/A	19.2%	45.7%	39.0%
Talmer Bank and Trust	10.0%	18.4	27.8	34.6
First Place Bank(1)	N/A	15.9
Tier 1 risk-based capital
Consolidated	N/A	18.3	44.4	37.7
Talmer Bank and Trust	6.0	17.1	26.5	33.3
First Place Bank(1)	N/A	15.3
Tier 1 leverage ratio
Consolidated	N/A	11.9	22.7	14.6
Talmer Bank and Trust	5.0	10.3	13.5	12.9
First Place Bank(1)	N/A	11.7

(1)
Notwithstanding its capital levels, First Place Bank will not be categorized as well capitalized while it is subject to the Cease and Desist Order.

        On January 1, 2014, we purchased Financial Commerce Corporation's wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code. The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

        Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.

        On February 11, 2014, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 registering the shares of the Company's common stock as "TLMR"

on the Nasdaq Capital Market. On February 14, 2013, we completed the initial public offering of 15,555,555 shares of our Class A common stock. Of the 15,555,555 shares sold, 3,703,703 shares were sold by us and 11,851,852 shares were sold by certain selling shareholders. In addition, on February 21, 2014, the selling shareholders sold an additional 2,333,333 shares of Class A common stock to cover the exercise of the underwriters' over-allotment option. We received net proceeds of approximately $42.1 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Off-Balance Sheet Arrangements

        In the normal course of business, we offer a variety of financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit.

        Our exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument, is represented by the contractual amounts of those instruments. The same credit policies are used in making commitments and conditional obligations as are used for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which we are committed.

        Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Our portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to us arises from our obligation to make payment in the event of the customers' contractual default to produce the contracted good or service to a third party. Management conducts regular reviews of these instruments on an individual customer basis and does not anticipate any material losses as a result of these letters of credit.

        We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2013 and December 31, 2012, the allowance for off-balance sheet risk was $1.0 million and $143 thousand, respectively, included in "Other liabilities" on the consolidated balance sheets.

        A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	December 31, 2012
Commitments to extend credit	$523,666	$216,473	$740,139	$350,021
Standby letters of credit	68,452	561	69,013	26,365

Total commitments	$592,118	$217,034	$809,152	$376,386

        We enter into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitments to fund the loans. These commitments to fund mortgage loans (interest rate lock commitments) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.

        The following table reflects the amount and fair value of mortgage banking derivatives.

	December 31,
	2013		2012		2011
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts related to mortgage loans to be delivered for sale	$168,746	$1,484	$63,871	$(2)	$41,797	$(199)
Interest rate lock commitments	67,685	1,146	65,132	1,574	31,094	434

Total included in other assets	$236,431	$2,630	$129,003	$1,572	$72,891	$235

        Note 12, "Derivative Instruments," to our audited consolidated financial statements includes additional information about these derivative contracts.

        In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. The following table represents the activity related to our liability recorded in connection with these representations and warranties. We had no liability or activity related to these representations and warranties in the year ended December 31, 2011.

(Dollars in thousands)	December 31, 2013	December 31, 2012
Reserve balance at beginning of period	$452	$—
Addition of fair value of representations and warranties due to acqusition	8,073	—
Provision	2,264	452
Payments made on settlements	(6,339)	—

Ending reserve balance	$4,450	$452

        Our estimated liability recorded in connection with these representations and warranties was $4.5 million and $452 thousand at December 31, 2013 and 2012, respectively. The reserve at December 31, 2013 included $3.3 million for specific claims and $1.2 million for general allowances. The liability for specific claims includes liability for the estimated likelihood of payment of the claims while the general allowance is developed using a model to estimate the unknown liability including inputs such as the loans sold by year, the number and dollar amount of claims to-date by year, the rate of claims being rescinded and the estimate of the amount of the loss as a percent of the loan balance. During the year ended December 31, 2013, we have paid $6.3 million in claims and have expensed $2.3 million to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties. At December 31, 2012, the reserve was solely made up of general allowances. During the year ended December 31, 2012, the Talmer Bank did not pay any claims, and expensed $452 thousand to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties.

Contractual Obligations

        In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table represents the largest contractual obligations as of December 31, 2013.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments	$29,154	$4,509	$7,775	$6,677	$10,193
FHLB borrowings	121,168	20,885	76,433	12,850	11,000
Holding Company Line of Credit	35,000	35,000	—	—	—
Securities sold under agreements to repurchase	86,876	36,876	30,000	10,000	10,000
Subordinated notes related to trust preferred securities	15,000	—	—	—	15,000

Total	$287,198	$97,270	$114,208	$29,527	$46,193

Liquidity

        Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures. Liquidity is monitored and closely managed by our Asset and Liability Committee ("ALCO"), a group of senior officers from the finance, risk management, treasury, and lending areas. It is ALCO's responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources. In addition, we have implemented modeling software that projects cash flows from the balance sheet under a broad range of potential scenarios, including severe changes in the interest rate environment.

        At December 31, 2013, we had liquidity on hand of $694.5 million, compared to $666.2 million at December 31, 2012. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

        We are a member of the FHLB of Indianapolis, Indiana, and the FHLB of Cincinnati, Ohio, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2013, we had $130.4 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2014 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because Talmer Bank is "well capitalized," it can accept wholesale deposits up to approximately $691.1 million based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of December 31, 2013.

Quantitative And Qualitative Disclosures About Market Risk

        Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates. Interest-rate risk is the risk to earnings and equity value arising from changes in market interest rates and arises in the normal course of business to the extent that there is a divergence between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, re-price, or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates. ALCO oversees market risk management, monitoring risk measures, limits, and policy guidelines for managing the amount of interest-rate risk and its effect on net interest income and capital. Our Board of Directors approves policy limits with respect to interest rate risk.

Interest Rate Risk

        Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective interest rate risk management begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk position given business activities, management objectives, market expectations and ALCO policy limits and guidelines.

        Interest rate risk can come in a variety of forms, including repricing risk, basis risk, yield curve risk and option risk. Repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes impact our assets and liabilities. Basis risk is the risk of adverse consequence resulting from unequal change in the spread between two or more rates for different instruments with the same maturity. Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same or different instruments. Option risk in financial instruments arises from embedded options such as options provided to borrowers to make unscheduled loan prepayments, options provided to debt issuers to exercise call options prior to maturity, and depositor options to make withdrawals and early redemptions.

        We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. ALCO reviews, on at least a quarterly basis, our interest rate risk position.

        The interest-rate risk position is measured and monitored at each bank subsidiary using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure. In addition, periodic Earnings at Risk analyses incorporate the expected change in the value of loan servicing rights, the net interest income simulation results, and the gain on sale from mortgage originations over various interest rate scenarios.

        Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

        The estimated impact on our net interest income as of December 31, 2013 and December 31, 2012, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for December 31, 2013 reflect the addition of First Place Bank.

	December 31, 2013		December 31, 2012
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	4.7%	24.4%	13.4%	20.3%
+300 basis points	3.3	18.3	10.0	15.3
+200 basis points	2.1	12.3	6.7	10.3
+100 basis points	0.8	6.2	3.5	5.3
-100 basis points	(3.3)	(5.5)	(3.4)	(4.6)
-200 basis points	(7.2)	(10.5)	(5.1)	(6.9)
-300 basis points	(8.6)	(12.2)	(6.6)	(9.0)
-400 basis points	(9.2)	(12.8)	(7.0)	(9.5)

        Modeling the sensitivity of net interest income and the economic value of equity to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. The models used for these measurements rely on estimates of the potential impact that changes in interest rates may have on the value and prepayment speeds on all components of our loan portfolio, investment portfolio, loan servicing rights, any hedge or derivative instruments, as well as embedded options and cash flows of other assets and liabilities. Balance sheet growth assumptions are also included in the simulation modeling process. The model includes the effects of off-balance sheet instruments such as interest rate swap derivatives. Due to the current low interest rate environment, we assumed that market interest rates would not fall below 0% for the scenarios that used the down 100, 200, 300 and 400 basis point parallel shifts in market interest rates. The analysis provides a framework as to what our overall sensitivity position is as of our most recent reported position and the impact that potential changes in interest rates may have on net interest income and the economic value of our equity.

        Management strategies may impact future reporting periods, as our actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the difference between actual experience, and the characteristics assumed, as well as changes in market conditions. Market based prepayment speeds are factored into the analysis for loan and securities portfolios. Rate sensitivity for transactional deposit accounts is modeled based on both historical experience and external industry studies.

        We use economic value of equity sensitivity analysis to understand the impact of interest rate changes on long-term cash flows, income, and capital. Economic value of equity is based on discounting the cash flows for all balance sheet instruments under different interest rate scenarios. Deposit premiums are based on external industry studies and utilizing historical experience.

        The table below presents the change in our economic value of equity as of December 31, 2013 and December 31, 2012 assuming immediate parallel shifts in interest rates.

	December 31, 2013	December 31, 2012
+400 basis points	(33.8)%	(15.3)%
+300 basis points	(24.2)	(10.0)
+200 basis points	(14.7)	(6.2)
+100 basis points	(6.4)	(2.8)
-100 basis points	2.6	0.5
-200 basis points	7.1	2.5
-300 basis points	9.3	4.7
-400 basis points	9.4	5.4

Operational Risk

        Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls, operating processes and employee awareness to assess the impact on earnings and capital and to improve the oversight of our operational risk.

Compliance Risk

        Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from our failure to comply with rules and regulations issued by the various banking agencies and standards of good banking practice. Activities which may expose us to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges resulting from the expansion of our banking center network and employment and tax matters.

Strategic and/or Reputation Risk

        Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products, and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help us better understand and report on various risks, including those related to the development of new products and business initiatives.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        The information required by Item 305 of Regulation S-K is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K under the heading "Quantitative and Qualitative Disclosure About Market Risk," which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Talmer Bancorp, Inc.
Troy, Michigan

        We have audited the accompanying consolidated balance sheets of Talmer Bancorp, Inc. (formerly First Michigan Bancorp, Inc.) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Talmer Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Talmer Bancorp, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Talmer Bancorp, Inc.'s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talmer Bancorp Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Grand Rapids, Michigan
March 27, 2014

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$97,167	$104,298
Interest-bearing deposits with other banks	206,160	197,733
Federal funds sold and other short-term investments	72,029	60,740

Total cash and cash equivalents	375,356	362,771
Securities available-for-sale	620,083	345,405
Federal Home Loan Bank stock	16,303	2,820
Loans held for sale, at fair value	85,252	28,491
Loans:
Residential real estate (includes $16.3 million and $0 respectively, measured at fair value)(1)	1,085,453	159,523
Commercial real estate	755,839	192,206
Commercial and industrial	446,644	238,423
Real estate construction (includes $1.4 million and $0 respectively, measured at fair value)(1)	176,226	5,866
Consumer	9,754	8,428

Total loans, excluding covered loans	2,473,916	604,446
Less: Allowance for loan losses—uncovered	(17,746)	(10,945)

Net loans—excluding covered loans	2,456,170	593,501
Covered loans	530,068	717,705
Less: Allowance for loan losses—covered	(40,381)	(51,473)

Net loans—covered	489,687	666,232
Net total loans	2,945,857	1,259,733
Premises and equipment	51,001	39,716
FDIC indemnification asset	131,861	226,356
Other real estate owned	29,955	24,703
Loan servicing rights	78,603	5,626
Core deposit intangible	13,205	6,071
FDIC receivable	7,783	17,999
Company-owned life insurance	39,500	—
Income tax benefit	126,200	16,537
Other assets	26,402	11,280

Total assets	$4,547,361	$2,347,508

Liabilities
Deposits:
Noninterest-bearing demand deposits	$779,379	$415,882
Interest-bearing demand deposits	598,281	325,427
Money market and savings deposits	1,215,864	552,973
Time deposits	927,313	434,944
Other brokered funds	80,000	1,000

Total deposits	3,600,837	1,730,226
FDIC clawback liability	24,887	22,176
Short-term borrowings	71,876	18,338
Long-term debt	199,037	38,482
Other liabilities	33,709	17,543

Total liabilities	3,930,346	1,826,765

Shareholders' equity
Preferred stock—$1.00 par value
Authorized—20,000,000 shares at 12/31/2013 and 12/31/2012
Issued and outstanding—0 shares at 12/31/2013 and 12/31/2012	—	—
Common stock:
Class A Voting Common Stock—$1.00 par value
Authorized—198,000,000 shares at 12/31/2013 and 12/31/2012
Issued and outstanding—66,234,397 shares at 12/31/13 and 66,229,397 shares at 12/31/2012	66,234	66,229
Class B Non-Voting Common Stock—$1.00 par value
Authorized—2,000,000 shares at 12/31/2013 and 12/31/2012
Issued and outstanding—0 shares at 12/31/2013 and 12/31/2012	—	—
Additional paid-in-capital	366,428	356,836
Retained earnings	192,349	93,760
Accumulated other comprehensive income (loss), net of tax	(7,996)	3,918

Total shareholders' equity	617,015	520,743

Total liabilities and shareholders' equity	$4,547,361	$2,347,508

(1)
Amounts represent loans for which the Company has elected the fair value option. See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Interest income
Interest and fees on loans	$194,857	$112,530	$108,103
Interest on investments
Taxable	6,097	4,977	5,246
Tax-exempt	4,230	3,478	2,499

Total interest on securities	10,327	8,455	7,745
Interest on interest earning cash balances	776	133	152
Interest on federal funds and other short term investments	930	507	243
Dividends on FHLB stock	872	95	87
FDIC indemnification asset	(28,040)	(19,156)	3,148

Total interest income	179,722	102,564	119,478

Interest Expense
Interest-bearing demand deposits	673	571	734
Money market and savings deposits	1,889	1,105	1,131
Time deposits	5,864	3,210	4,632
Other brokered funds	142	16	—
Interest on short-term borrowings	105	42	34
Interest on long-term debt	3,052	751	545

Total interest expense	11,725	5,695	7,076

Net interest income	167,997	96,869	112,402
Provision for loan losses—uncovered	15,520	3,614	3,571
Provision (benefit) for loan losses—covered	(10,422)	32,258	64,748

Net interest income after provision for loan losses	162,899	60,997	44,083

Noninterest income
Deposit fee income	15,886	5,353	6,491
Mortgage banking and other loan fees	30,906	3,570	1,579
Net gain on sales of loans	41,405	13,449	4,985
Bargain purchase gain	71,702	—	39,385
FDIC loss sharing income	(10,226)	21,498	50,551
Accelerated discount on acquired loans	17,154	18,914	1,896
Net gain on sales of securities	392	6,057	2,658
Other income	14,136	5,843	6,229

Total noninterest income	181,355	74,684	113,774
Noninterest expenses
Salary and employee benefits	146,609	59,252	57,930
Occupancy and equipment expense	26,755	14,044	13,029
Data processing fees	9,148	4,111	5,030
Professional service fees	16,857	5,301	6,819
FDIC loss sharing expense	2,007	3,024	2,186
Bank acquisition and due diligence fees	8,693	1,382	2,145
Marketing expense	3,484	1,934	5,170
Other employee expense	3,682	1,493	2,151
Insurance expense	9,974	2,436	2,723
Other expense	23,822	10,802	9,408

Total noninterest expenses	251,031	103,779	106,591

Income before income taxes	93,223	31,902	51,266
Income tax provision (benefit)	(5,335)	10,232	17,817

Net income	$98,558	$21,670	$33,449

Earnings per share:
Basic	$1.49	$0.46	$0.85
Diluted	$1.41	$0.44	$0.82
Average shares outstanding—basic	66,230	46,987	39,505
Average shares outstanding—diluted	69,664	48,806	40,639

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Net income	$98,558	$21,670	$33,449
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(17,937)	7,255	8,101
Reclassification adjustment for gains on realized income(1)	(392)	(6,057)	(2,658)

Net unrealized gains (losses) on securities available-for-sale	(18,329)	1,198	5,443
Tax effect	6,415	(419)	(1,913)

Other comprehensive income (loss), net of tax	(11,914)	779	3,530

Total comprehensive income, net of tax	$86,644	$22,449	$36,979

(1)
Amounts are included in "Net gain on sales of securities" in the Consolidated Statements of Income in total noninterest income. Income tax expense associated with the reclassification adjustments for the years ended December 31, 2013, 2012 and 2011 was $137 thousand, $2.1 million and $930 thousand, respectively, and are included in "Income tax provision (benefit)" in the Consolidated Statements of Income.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock
			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2010	38,956	$38,956	$173,729	$38,641	$(391)	$250,935
Net Income				33,449		33,449
Other comprehensive income					3,530	3,530
Stock based compensation expense			2,807			2,807
Issuance of common shares	5,513	5,513	25,092			30,605

Balance at December 31, 2011	44,469	$44,469	$201,628	$72,090	$3,139	$321,326

Balance at December 31, 2011	44,469	$44,469	$201,628	$72,090	$3,139	$321,326
Net income				21,670		21,670
Other comprehensive income					779	779
Stock based compensation expense			3,034			3,034
Issuance of common shares	21,760	21,760	152,174			173,934

Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743

Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings				31		31
Net income				98,558		98,558
Other comprehensive loss					(11,914)	(11,914)
Stock based compensation expense			9,556			9,556
Issuance of common shares	5	5	36			41

Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$98,558	$21,670	$33,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,048	5,193	3,713
Amortization of core deposit intangibles and loan servicing rights	2,682	2,424	1,906
Stock-based compensation expense	9,556	3,034	2,807
Provisions for loan losses	5,098	35,872	68,319
Originations of loans held for sale	(2,339,095)	(384,278)	(227,244)
Proceeds from sales of loans	2,519,915	379,866	235,548
Net gain from sales of loans	(41,405)	(13,449)	(4,985)
Net gain on sales of securities	(392)	(6,057)	(2,658)
Gain on acquisition(s)	(71,702)	—	(37,611)
Gain on extinguishment of FHLB advances	(1,736)	—	—
Valuation writedowns on other real estate	6,874	5,306	3,353
Valuation change in Company owned life insurance	(1,328)	—	—
Valuation change in loan servicing rights	(7,063)	598	582
Net additions to loan servicing rights	(23,916)	(3,607)	(4,186)
Net decrease in FDIC indemnification asset and receivable	104,711	171,891	51,372
Net gain on sales of other real estate owned	(4,003)	(964)	(1,243)
Net (increase)/decrease in accrued interest receivable and other assets	24,897	(2,209)	11,703
Net decrease in accrued expenses and other liabilities	(3,584)	(2,336)	(1,319)
Net amortization of securities	7,539	3,756	2,031
Deferred income tax benefit	(14,989)	(19,678)	(9,398)
Other, net	1,617	694	(161)

Net cash from operating activities	280,282	197,726	125,978

Cash flows from investing activities
Net increase in uncovered loans	(353,920)	(291,585)	(186,948)
Net decrease in covered loans	174,478	151,008	187,175
Purchase of FHLB stock	(490)	—	—
Purchases of available-for-sale securities	(421,533)	(451,251)	(167,331)
Purchases of premises and equipment	(2,629)	(3,639)	(30,785)
Proceeds from:
Maturities and redemptions of available-for-sale securities	239,835	92,147	140,828
Sale of available-for-sale securities	31,667	241,136	135,533
Sale of uncovered loans	3,542	11,290	10,601
Sale of other real estate owned	36,528	17,399	20,060
Sale of premises and equipment	109	120	327
Sale of FHLB Stock	—	—	6,229
Net cash provided from acquisition	394,805	—	173,435

Net cash from (used in) investing activities	102,392	(233,375)	289,124

Cash flows from financing activities
Net increase/(decrease) in deposits	(250,647)	34,627	(380,678)
Proceeds from long-term FHLB advances	30,000	12,000	—
Repayments of FHLB advances	(185,631)	(20,005)	(10,643)
Draw on senior unsecured line of credit	35,000	—	—
Other net increase in borrowings	1,148	2,704	15,634
Proceeds from issuance of common stock	41	173,934	4,606

Net cash from (used in) financing activities	(370,089)	203,260	(371,081)

Net change in cash and cash equivalents	12,585	167,611	44,021
Beginning cash and cash equivalents	362,771	195,160	151,139

Ending cash and cash equivalents	$375,356	$362,771	$195,160

Supplemental disclosure of cash flow information:
Interest paid	$11,084	$5,789	$6,916
Income taxes paid	15,800	46,830	19,670
Transfer from loans to other real estate owned	22,151	25,543	6,900
Loans securitized	10,359	—	—
Transfer from loans held for sale to loans held for investment	17,708	—	—
Transfer from premises and equipment to other real estate owned	4,052	1,467	—
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	139,764	—	29,458
FHLB stock	12,993	—	1,409
Loans held for sale	213,946	—	—
Uncovered loans	1,530,376	—	8,459
Covered loans	—	—	396,101
Premises and equipment	22,168	—	72
FDIC indemnification asset	—	—	182,264
Loan servicing rights	41,967	—	—
Company-owned life insurance	38,172	—	—
Other real estate owned	18,448	—	16,878
Core deposit intangible	9,816	—	2,835
Other assets	128,278	—	1,260
Deposits	2,121,258	—	687,854
Short-term borrowings	21,892	—	—
Long-term debt	312,956	—	57,675
Other liabilities	22,925	—	3,031
Purchase accounting adjustment in connection with acquisitions	—	—	1,774

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principles of Consolidation:    The consolidated financial statements include Talmer Bancorp, Inc., (the "Company"), previously First Michigan Bancorp, Inc., a registered bank holding company, and the accounts and operations of its wholly owned subsidiaries, Talmer Bank and Trust, First Place Bank and First Place Holdings. Intercompany transactions and balances are eliminated in consolidation. Certain amounts in the financial statements for prior years have been reclassified to conform to current financial statement presentation.

        The Company provides financial services through 77 offices as of December 31, 2013, located in Midwest markets in Southeastern Michigan, smaller communities in Northeastern Michigan, Northeastern and Eastern Ohio, South Central and Southeastern Wisconsin and Chicago, Illinois. On January 1, 2014, the Company acquired Talmer West Bank, which expanded its presence into Western Michigan and Northern Indiana.

        The Company is a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals within its geographic footprint. Our product line includes loans to small and medium-sized businesses, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, residential and commercial construction and development loans, capital markets loan products, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area. Approximately 17.6% of the Company's loan portfolio was acquired through Federal Deposit Insurance Corporation ("FDIC")-assisted acquisitions of loans from failed banks and is covered under FDIC loss sharing agreements.

        Talmer Bank and Trust and First Place Bank also engage in mortgage banking activities and, as such, acquire, sell, and service one-to-four family residential mortgage loans and construction loans.

  Subsequent Events:

        Subsequent Acquisition:    For information about the Company's subsequent acquisition of Talmer West Bank effective January 1, 2014, refer to Note 24, Subsequent Acquisition.

        Subsequent Consolidation:    On January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank and Trust, which occurred on February 10, 2014.

        Subsequent Public Offering:    On February 11, 2014, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 registering the shares of the Company's common stock as "TLMR" on the Nasdaq Capital Market. On February 14, 2014, we completed the initial public offering of 15,555,555 shares of our Class A common stock. Of the 15,555,555 shares sold, 3,703,703 shares were sold by the Company and 11,851,852 shares were sold by certain selling shareholders. In addition, on February 21, 2014, the selling shareholders sold an additional 2,333,333 shares of Class A common stock to cover the exercise of the underwriters'

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

over-allotment option. We received net proceeds of approximately $42.1 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

        Use of Estimates:    To prepare financial statements in conformity with U.S. generally accepted accounting principles ('GAAP'), management is required to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The expected cash flows from purchased credit impaired loans and the FDIC indemnification assets, the allowance for loan losses, the carrying value of deferred tax liabilities and assets, the valuation of other real estate owned, the FDIC clawback liabilities and the fair values of financial instruments are particularly subject to change.

        Cash Flows:    Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

        Interest-Bearing Deposits with Other Banks:    Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

        Investment Securities:    Securities that are not held for trading purposes are accounted for as securities available-for-sale and are recorded at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

        Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

        Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For debt securities in an unrealized loss position, management assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

        Federal Home Loan Bank ("FHLB") Stock:    Talmer Bank and Trust is a member of the FHLB of Indianapolis and First Place Bank is a member of the FHLB of Cincinnati. As members, the Banks are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

        Loans Held for Sale:    Mortgage and construction loans intended for sale in the secondary market are carried at fair value based on the Company's election of the fair value option. The fair value includes the servicing value of the loans as well as any accrued interest.

        These loans are sold both with servicing rights retained and with servicing rights released. Under current business practice, the majority of loans sold are sold with servicing rights retained.

  Loans:

        Purchased Loans:    Purchased loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. Larger purchased loans are individually evaluated while smaller purchased loans are grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

        The Company accounts for purchased credit impaired loans in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Purchased credit impaired loans are not classified as nonperforming assets as the loans are considered performing under ASC 310-30. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on all purchased loans accounted for under ASC 310-30. Expected cash flows are re-estimated quarterly for all loans accounted for under ASC 310-30. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan. Improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured. Accelerated discounts on acquired loans result from the accelerated recognition of a portion of the loan discount that would have been recognized over the expected life of the loan and occur when a loan is paid in full or otherwise settled.

        Purchased loans outside the scope of ASC 310-30 including purchased loans with revolving privileges, are accounted for under FASB ASC Topic 310-20, "Receivables—Nonrefundable Fees and Other Costs" ("ASC 310-20") or under FASB ASC Topic 310-40, "Receivables—Troubled Debt Restructurings by Creditors" ("ASC 310-40"), where applicable. Discounts created when the loans were

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded at their estimated fair values at acquisition are amortized over the remaining term of the loan as an adjustment to the related loan's yield.

        Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Purchased loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan losses or future period yield adjustments. Purchased loans outside the scope of ASC 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans outside the scope of ASC 310-30 are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value.

        The accrual of interest income, for loans outside the scope of ASC 310-30 on commercial and industrial, commercial real estate, residential real estate and real estate construction loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. The accrual of interest income for bankruptcy loans is discontinued upon notification of bankruptcy status of the borrower. Consumer loans outside the scope of ASC 310-30 are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans outside the scope of ASC 310-30 are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued, but not received for a loan placed on nonaccrual, is charged against interest income. Interest received on such loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        Certain loans acquired in FDIC-assisted transactions are initially covered under loss sharing agreements and are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for 80% of losses incurred on covered loans. For certain purchased loans, the reimbursement rate for losses are reduced for losses above a certain threshold. The Company will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under the loss sharing agreement. For loans that were fully charged off prior to acquisition, the FDIC will reimburse the Company for 50% of expenses incurred to collect on the loan and the Company will reimburse the FDIC for 50% of the recoveries recognized from its collection efforts. The FDIC's obligation to reimburse the Company for losses with respect to covered loan began with the first dollar of loss incurred by the Company.

        Originated Loans:    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments.

        During the normal course of business, loans originated with the initial intention to sell, but are not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment. During the year ended December 31, 2013, the Company transferred $17.7 million of loans held for sale to our portfolio of loans held for investment. In accordance with the provisions of FASB ASC Topic 825 "Financial Instruments," loans elected to be carried at fair value retain the election and continue to be carried at fair value. Loans held for sale are carried at fair value based on the Company's election of the fair value option, and as such, the loans transferred from held for sale will continue to be reported at fair value. The fair value of these loans is estimated using discounted cash flows taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan, and an illiquidity discount reflecting the relative illiquidity of the market.

        Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as, insufficient collateral value.

        The accrual of interest income on single family residential mortgage, commercial and commercial real estate loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not received for a loan placed on nonaccrual is charged against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        For further information about the loan portfolio, refer to Note 5.

  Allowance for Loan Losses:

        Purchased Loans:    The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30 and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by quarterly re-estimating expected cash flows with any decline in expected cash flows recorded as impairment in

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, the Company first reverses only previously recorded allowance for loan loss, then adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life. For non-purchased credit impaired loans acquired in the First Place Bank transaction and that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

        For covered loans, the required allowance is recorded gross and the related estimated reimbursement for losses due from the FDIC under loss sharing agreements is recorded as both FDIC loss sharing income and an increase to the FDIC indemnification asset.

        Originated loans:    The allowance for loan losses represents management's assessment of probable, incurred credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

        Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. Loans are considered impaired when based on current information and events it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if the Company will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, the Company considers the borrower's overall financial condition, resources and payment record, support from guarantors, and the realizable value of any collateral. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        All consumer and residential real estate impaired loans are identified to be individually evaluated for impairment. Commercial and industrial, commercial real estate and real estate construction impaired loans are identified to be individually evaluated for impairment based on a defined dollar threshold. For individually evaluated impaired loans, a specific allowance is established when the discounted expected cash flows or the fair value of the underlying collateral of the impaired loan is lower than the carrying value of the loan. The valuations are reviewed and updated on a quarterly basis. While the determination of specific allowance may involve estimates, each estimate is unique to the individual loan, and none is individually significant.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by all banks in Michigan and Wisconsin and our own historical losses. For loans originated by First Place Bank subsequent to the acquisition date, the historical loss rates are based on actual historical loss experienced by all banks in Ohio and Michigan. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial and real estate construction, and further segregated by region, including Michigan, Ohio and Wisconsin, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.

        The allowance is increased by the provision for loan losses charged to expense and decreased by actual charge-offs, net of recoveries of previous amounts charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        For further information about the allowance for loan and lease losses, refer to Note 6.

        FDIC Indemnification Asset and Clawback Liability:    The FDIC indemnification asset results from the loss sharing agreements in FDIC-assisted transactions. The asset is measured separately from the related covered assets as they are not contractually embedded in those assets and are not transferable with the assets should the Company choose to dispose of them. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for 80% of losses incurred on covered assets. For certain purchased loans, the reimbursement rate for losses are reduced for losses above a certain threshold. Expected reimbursements from the FDIC do not include reimbursable amounts related to future covered expenditures.

        FDIC indemnification assets were recorded at fair value at the time of the FDIC-assisted transaction. Fair values were determined using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to the present value and the discount rate includes a risk premium to reflect the uncertainty of the timing and collection of the loss sharing reimbursement from the FDIC.

        The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. The Company re-estimates the expected indemnification asset cash flows in conjunction with the quarterly re-estimation of cash flows on covered assets accounted for under

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 310-30. Improvements in cash flow expectations on covered assets generally result in a related decline in the expected indemnification cash flows and are reflected as a downward yield adjustment on the indemnification assets. When the expected cash flows on the indemnified assets increase such that a previously recorded covered allowance for loan losses is reversed, we account for the associated decrease in the indemnification asset immediately in earnings. Any remaining decrease in the indemnification asset is amortized over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. Deterioration in cash flow expectations on covered assets generally results in an increase in expected indemnification cash flows and is reflected as both FDIC loss sharing income and an increase to the indemnification asset. If the indemnified asset is paid in full or otherwise settled, the related indemnification asset is adjusted to the current expected claimable amount.

        Reimbursement requests are submitted to the FDIC at a quarterly basis for all covered assets. As of December 31, 2013, the reimbursement claims submitted by the Company to the FDIC were being reimbursed on a timely basis.

        The CF Bancorp, First Banking Center and Peoples State Bank loss sharing agreements contain a provision where if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC. This obligation is referred to as the FDIC clawback liability and, if applicable, is due to the FDIC at the end of the loss share period (ten years). The formula for the FDIC clawback liability varies from agreement to agreement and is calculated using the formula provided in the individual loss share agreements and is not consolidated into one calculation. The estimated fair value of the FDIC clawback liability is recorded in the Consolidated Balance Sheets. Any valuation adjustments for the FDIC clawback liability are recorded as "Other expense" in the Consolidated Statements of Income.

        Premises and Equipment:    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with useful lives ranging from 10 to 40 years for buildings and related components, 1 to 10 years for furniture, fixtures and equipment, and 1 to 3 years for software and hardware. Leasehold improvements are amortized over the lesser of their useful lives or the base term of the respective lease. Maintenance and repairs are charged to operations as incurred.

        Securitizations:    Periodically, we will securitize residential real estate loans in order to gain access to a large number of buyers than would typically be interested in whole loan purchases. Historically, all residential real estate loans have been securitized with a government sponsored entity. The securitization is recorded as a sale when control of the loan has been relinquished. A gain or loss is recorded based on the difference between the sales proceeds and the carrying amount of the assets transferred. If the servicing is retained, a servicing right is initially recorded at its fair value. If the securitization and the sale of the security take place simultaneously, the gain or loss is included in the "Mortgage banking and other loan fees" in the Consolidated Statements of Income. If the securities are retained and subsequently sold, the gain or loss is included in the "Net gains on sales of loans" in the Consolidated Statements of Income.

        Other Real Estate Owned:    Other real estate owned represents property acquired by the Company as part of an acquisition or subsequently through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loans and additionally includes closed branches or operating facilities. The acquired properties are recorded at fair value at the date of acquisition. Losses arising at the time of acquisition of properties not acquired as part of an acquisition are charged against the allowance for loan and lease losses. Foreclosed properties and closed branches or operating facilities are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, all other real estate owned is valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed by management. Subsequent write-downs in the carrying value of other real estate owned properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property. Improvement amounts may not be capitalized in excess of the net realizable value of the property. Any gains or losses realized at the time of disposal are reflected in the Consolidated Statements of Income. For other real estate owned acquired by the Company covered under a loss sharing agreement with the FDIC, pursuant to the terms of the loss sharing agreements, 80% of losses and expenses incurred while holding such covered assets are reimbursed by the FDIC. In addition, any losses recognized at foreclosure, during the holding period or realized at the time of disposal are partially offset by the FDIC loss share income reflected in the Consolidated Statements of Income. Gains realized are shared with the FDIC in accordance with the loss sharing agreements.

        Core Deposit Intangibles ("CDIs"):    CDIs represent the estimated value of acquired relationships with deposit customers. The estimated fair value of CDIs are based on a discounted cash flow methodology that gives appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. CDIs are amortized on an accelerated basis over their useful lives. CDIs are evaluated on an accrual basis for impairment in accordance with ASC Topic 350, "Intangibles—Goodwill and Other".

        Company-owned life insurance:    Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

        Loan Servicing Rights:    Loan servicing rights are recognized as separate assets when such rights are purchased or when loans are sold into the secondary market, with servicing retained. Purchased servicing rights are recorded at purchase cost, which represents fair value. Upon the sale of an originated loan, the loan servicing right is established and recorded at the estimated fair value by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of loan prepayments are the most significant factors driving the fair value of loan servicing rights. Increases in loan prepayments reduce estimated future net servicing cash flows as the life of the underlying loan is shorter.

        As of January 1, 2013, the Company elected to account for all loan servicing rights under the fair value method. The guidance in FASB Accounting Standards Codification ("ASC") Subtopic 860-50, "Transfers and Servicing—Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for a Company to apply this election

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loan servicing rights under the fair value method. The change in accounting policy in the first quarter of 2013 resulted in a cumulative adjustment to retained earnings in the amount of $31 thousand. Prior to January 1, 2013, loan servicing rights were subject to impairment testing.

        Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. Late fees related to loan servicing are not material. Servicing fees are recorded as a component of "Mortgage banking and other loan fees" in the Consolidated Statements of Income.

        Transfer of Financial Assets:    Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

        Loan Commitments and Related Financial Instruments:    Financial instruments with off-balance sheet risk are offered to meet the financing needs of customers, such as outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding and compensating balance and other covenants or requirements. Loan commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event there is a significant deterioration in the credit quality of the customers. Since many commitments expire without being drawn upon, the total contractual amount of commitments does not necessarily represent future cash requirements. Such financial instruments are recorded when they are funded. The carrying amounts are reasonable estimates of the fair value of these financial instruments. Carrying amounts, which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are insignificant.

        Allowance for Lending-Related Commitments:    The allowance for lending-related commitments provides for probable credit losses inherent in unused commitments to extend credit and letters of credit. The reserve is calculated for homogeneous pools of lending-related commitments within each internal risk rating, using the same inputs discussed above for the general component of the allowance for loan losses. An estimated draw factor is then applied to adjust for the probability of draw. The allowance for lending-related commitments is included in "Other liabilities" in the consolidated balance sheets, with the corresponding charge reflected as a component of "Other expense" in the consolidated statements of income.

        Mortgage Banking Derivatives:    Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are recorded in "Other assets" and "Other liabilities" in the Consolidated Balance Sheets. These commitments are accounted for as free standing derivatives under FASB ASC Topic 815,

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Derivatives and Hedging". Fair values of these derivatives are estimated based on the fair value of the related mortgage loans determined using observable market data. The Company adjusts the outstanding interest rate lock commitments with prospective borrowers based on exercise and funding expectations. Changes in the fair values of these derivatives are included in "Net gain sales of loans" in the Consolidated Statements of Income.

        Stock-Based Compensation:    Compensation cost is recognized for stock option awards issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period.

        Income Taxes:    The provision for income taxes is based on amounts reported in the Consolidated Statements of Income (after deducting tax credits related to investments in low income housing partnerships) and includes deferred income taxes on temporary differences between the income tax basis and financial accounting basis of assets and liabilities. Deferred tax assets are evaluated for realization based on available evidence of future reversals of existing temporary differences and assumptions made regarding future events. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized.

        A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not test" test, no tax benefit is recorded.

        The Company classifies interest and penalties on income tax liabilities in the provision for income taxes in the consolidated statements of income, if applicable.

        Earnings per Common Share:    Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is recognized as a separate component of equity.

        Loss Contingencies:    Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.

        Restrictions on Cash:    Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

        Dividend Restriction:    Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Company or by the Company to shareholders.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value Measurements:    Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items for which there is an active market.

        Fair value measurements for assets and liabilities where limited or no observable market data exists are estimated based on discounted cash flows or other valuation methods. Inputs to these valuation methods are subjective in nature, involve uncertainties, and require significant judgment. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

        For further information about fair value measurements, refer to Note 3.

        Operating Segments:    In 2013, management continued to review operating performance and make decisions as one banking segment across all geographies served. While the chief decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.

        Troubled Debt Restructurings ("TDRs"):    As of January 1, 2013, the Company changed its policy for identifying TDRs on modified loans accounted for individually under ASC Subtopic 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under the updated policy a modified loan, individually accounted for under ASC 310-30, is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired in association with consideration of qualitative factors included within ASC Subtopic 310-40, "Receivables—Troubled Debt Restructurings by Creditors" ("ASC 310-40"). Prior to the change, the Company evaluated whether ASC 310-30 loans were TDRs by reference to the contractual terms of the loan agreement. This change reduced the number of ASC 310-30 loans deemed to be TDRs for disclosure purposes. Management believes this election provides more comparable results to peers as many of those within our industry group identify TDRs on modified loans accounted for individually under ASC 310-30 under this method. The guidance in ASC Subtopic 250-10 "Accounting Changes and Error Corrections" requires retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The change in accounting policy only impacted the disclosures on TDRs and thus comparative disclosures were updated for the change. The change did not have an impact on net income as there were no material

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

improvements in expected cash flows on the modified ASC 310-30 loans that were removed from TDR classification due to the change in the policy for identifying TDRs.

        During the year ended December 31, 2012, the Company corrected an error in its accounting for TDRs on modified loans accounted for individually under ASC Subtopic 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under the corrected accounting policy a troubled debt restructuring of a loan previously individually accounted for under ASC 310-30 is accounted for in a manner similar to the accounting required by ASC 310-30 except that improvements in expected future cash flows do not result in an increased yield on the loan. Prior to the correction, the Company accounted for such loans by accelerating into earnings any remaining loan discounts and establishing an allowance for loan losses following ASC 310-10 "Receivables—Overall". The error in the accounting for TDRs was isolated to the year ended December 31, 2012 and was an intra-year issue corrected prior to finalizing the audit of the full-year 2012 financial statements, therefore none of our prior year financial statements, including full-year 2011, were impacted.

        Recently Adopted and Issued Accounting Standards:    In January 2014, FASB issued ASU N0. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"), which clarifies the time at which a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan. The creditor is considered to have physical possession when legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed. Consequently it should reclassify the loan to other real estate owned at that time. ASU 2014-04 is effective for companies for annual periods, and interim period within those annual periods, beginning after December 15, 2014, as such, the Company will adopt ASU 2014-04 as of January 1, 2015. Under the provisions, the Company will have the option to adopt the amendments in the ASU using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the provisions of ASU 2014-04.

        In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statement as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for public companies for interim and annual reporting periods beginning after December 15, 2013, as such the Company will adopt the amendments as of January 1, 2014. The Company is currently evaluating the provisions of this amendment.

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The effective date of ASU 2013-02 is fiscal years, and interim periods within those years, beginning after December 15, 2012.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The adoption of the provision of ASU 2013-02 as of January 1, 2013 did not have any impact on the Company's financial condition or results of operations and impacted disclosures only.

        The Company is an "emerging growth company", as defined in the Jumpstart Our Business Startups Acts of 2012 ("JOBS Act"). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933 and the Securities Exchange Act of 1934 for complying with new or revised accounting standards. In other words, an emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has not elected to delay such adoption of new or revised accounting standards until the adoption date applicable to private companies and will adopt new accounting standards when they apply to public companies.

2. BUSINESS COMBINATIONS

        The Company has determined that the acquisitions of Peoples State Bank, Community Central Bank, Lake Shore Wisconsin Corporation, and First Place Bank constitute business combinations as defined by the FASB ASC Topic 805, "Business Combinations". Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, "Fair Value Measurement". In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

        On January 1, 2013, the Company purchased substantially all of the assets of First Place Financial Corp. (FPFC) including all of the issued and outstanding shares of common stock of First Place Bank, a wholly-owned subsidiary of FPFC, headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million. Under the provisions of the asset purchase agreement, the Company assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired. Following the acquisition, the Company contributed $179.0 million of additional capital in order to recapitalize First Place Bank with commitments to contribute additional capital if needed. The Company incurred $1.4 million of acquisition related expenses during the year ended December 31, 2012 primarily related to the acquisition of First Place Bank included within "Bank acquisition and due diligence fees" in the Consolidated Statements of Income. For the year ended December 31, 2013, the Company incurred $8.7 million of bank acquisition and due diligence fees of which $8.3 million related to costs associated with the First Place Bank transaction. First Place Bank was consolidated with and into Talmer Bank and Trust on February 10, 2014.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

        The following table presents a summary of the assets and liabilities purchased in the First Place Bank acquisition recorded at fair value.

(Dollars in thousands)
Consideration paid:
Cash	$45,000
Fair Value of identifiable assets acquired:
Cash and cash equivalents	439,805
Investment securities	139,764
Federal Home Loan Bank stock	12,993
Loans held-for-sale	213,946
Loans	1,530,376
Premises and equipment	22,168
Loan servicing rights	41,967
Company-owned life insurance	38,172
Other real estate owned	18,448
Core deposit intangible	9,816
Other assets	128,278

Total identifiable assets acquired	2,595,733
Fair value of liabilities assumed:
Deposits	2,121,258
Short-term borrowings	21,892
Long-term debt	313,420
Other liabilities	22,461

Total liabilities assumed	2,479,031

Fair Value of net identifiable assets acquired	116,702

Bargain purchase gain resulting from acquisition	$71,702

        The First Place Bank acquisition resulted in a pre-tax bargain purchase gain of $71.7 million as the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed and consideration paid. The gain was included within "Bargain purchase gain" in the Consolidated Statements of Income.

        The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be 10 years.

        Loans acquired in the First Place Bank acquisition were initially recorded at fair value with no separate allowance for loan losses. Fair values for purchased loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. Larger purchased loans are individually evaluated while smaller purchased loans are grouped

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

        The Company accounts for purchased credit impaired loans in accordance with the provisions of ASC 310-30. The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on the acquired loans accounted for under ASC 310-30.

        Purchased loans outside the scope of ASC 310-30 are accounted for under ASC 310-20. Premiums and discounts created when the loans were recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan's yield.

        Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$738,639
Contractual cash flows not expected to be collected (nonaccretable difference)	150,008

Expected cash flows	588,631
Interest component of expected cash flows (accretable yield)	158,221

Fair value at acquisition	430,410
Excluded from ASC 310-30 accounting:
Unpaid principal balance	1,094,223
Fair value premium	5,743

Fair value at acquisition	1,099,966

Total Fair value at acquisition	$1,530,376

        First Place Bank's results of operations have been included in the Company's financial results since the January 1, 2013 acquisition date.

        The following unaudited pro forma financial information presents the consolidated results of operation of the Company and First Place Bank as if the acquisition had occurred as of January 1, 2012 with pro forma adjustments to give effect to any change in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, and the

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2012.

	For the years ended December 31,
(Dollars in thousands)	2013(1)	2012
Net Interest and other income	349,352	416,319
Net Income	98,558	45,279
Earnings per share:
Basic	$1.49	$0.68
Diluted	1.41	0.67

(1)
As the business combination was effective January 1, 2013, there were no proforma adjustments for the year ended December 31, 2013.

        On February 11, 2011 Talmer Bank and Trust entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC"), as receiver, pursuant to which Talmer Bank and Trust acquired certain assets and assumed certain deposits and other liabilities of Peoples State Bank. Prior to the acquisition, Peoples State Bank operated 10 branches located in Southeast Michigan. Excluding the effects of purchase accounting adjustments, Talmer Bank and Trust acquired $321.2 million of loans and $385.5 million of deposits.

        On April 29, 2011, Talmer Bank and Trust entered into a purchase and assumption with the FDIC as receiver, pursuant to which Talmer Bank and Trust acquired certain assets and assumed certain deposits and other liabilities of Community Central Bank. Prior to the acquisition, Community Central Bank operated four branches located in Southeast Michigan. Excluding the effects of purchase accounting adjustments, Talmer Bank and Trust acquired $329.8 million of loans, $302.3 million of deposits and $53.6 million of FHLB borrowings.

        In connection with the 2011 Peoples State Bank and Community Central Bank acquisitions, Talmer Bank and Trust entered into loss sharing agreements with the FDIC that cover $325.2 million and $341.7 million, respectively, of assets, based upon the seller's records, including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate owned (collectively, covered assets). In each acquisition, Talmer Bank and Trust acquired certain other assets not covered by the loss sharing agreement with the FDIC, including cash, securities and loans purchased at fair value. Pursuant to the terms of the loss sharing agreement, the covered assets are subject to loss reimbursement whereby the FDIC will reimburse Talmer Bank and Trust for 80% of losses. Talmer Bank and Trust will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid Talmer Bank and Trust a reimbursement under the loss sharing agreement. The FDIC's obligation to reimburse Talmer Bank and Trust for losses with respect to covered assets begins with the first dollar of loss incurred.

        The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and include certain future net direct costs. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and Company reimbursement to the FDIC, in

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

each case as described above, for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and reimbursement of recoveries to the FDIC for eight years, in each case as described above.

        The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at an estimated fair value of $82.3 million and $100.0 million, respectively, on the acquisition dates in 2011 for the Peoples State Bank and Community Central Bank acquisitions. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

        For the 2011 Peoples State Bank and Community Central Bank acquisitions, the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed resulting in pre-tax bargain purchase gains of $12.7 million and $24.9 million, respectively.

        The table below presents a summary of the assets and liabilities purchased in the 2011 Peoples State Bank and Community Central Bank acquisitions recorded at fair value.

	Peoples State Bank			Community Central Bank
(Dollars in thousands)	Recorded by FDIC	Fair Value Adjustments	As Recorded by the Bank	Recorded by FDIC	Fair Value Adjustments	As Recorded by the Bank
Assets
Cash and due from banks	$27,987	$—	$27,987	$48,058	$—	$48,058
Fed funds sold	—	—	—	3,176	—	3,176
Securities	30,364	—	30,364	503	—	503
Uncovered Loans	4,831	(1,085)	3,746	6,931	(2,218)	4,713
Covered Loans	316,355	(111,956)	204,399	322,883	(131,181)	191,702

Total loans	321,186	(113,041)	208,145	329,814	(133,399)	196,415
Core deposit intangible	—	2,355	2,355	—	480	480
Covered foreclosed assets	8,796	(3,098)	5,698	18,800	(7,620)	11,180
FDIC indemnification asset	—	82,284	82,284	—	99,980	99,980
Other assets	2,072	(1,283)	789	1,788	(1,392)	396

Total assets acquired	$390,405	$(32,783)	$357,622	$402,139	$(41,951)	$360,188

Liabilities
Noninterest bearing deposit accounts	$44,018	$—	$44,018	$21,053	$—	$21,053
Interest bearing deposit accounts	341,505	—	341,505	281,278	—	281,278

Total deposits	385,523	—	385,523	302,331	—	302,331
Advances from FHLB	—	—	—	53,591	4,084	57,675
Other liabilities	700	—	700	2,186	—	2,186

Total liabilities assumed	$386,223	$—	$386,223	$358,108	$4,084	$362,192

Bargain purchase gain recorded			$12,681			$24,930

Cash due from FDIC for net liabilities/assets assumed			$41,282			$26,934

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

        Talmer Bank and Trust did not acquire the real estate, banking facilities, or furniture and equipment of Peoples State Bank or Community Central Bank as part of the purchase and assumption agreement but had the option to purchase these assets at fair market value from the FDIC. Talmer Bank and Trust completed a review of the former Peoples State Bank and Community Central Bank locations following each acquisition and provided notification to the FDIC of the intent to purchase certain properties. Talmer Bank and Trust completed the acquisition of the Peoples State Bank properties in the second quarter of 2011 for a purchase price of $5.6 million and the Community Central Bank properties in the third quarter of 2011 for a purchase price of $2.8 million.

        On December 15, 2011 the Company finalized the acquisition of Lake Shore Wisconsin Corporation. Prior to this date, Lake Shore Wisconsin Corporation had divested its subsidiary, Hiawatha National Bank, which operated three branches located in Western Wisconsin, to its shareholders. As a result of the transaction, the Company issued 4.2 million common shares and increased its cash and equity by $26.0 million. The fair value of the common shares issued was determined based on the estimated fair market value as of June 30, 2011, which reflects the date the Company obtained effective control over Lake Shore Wisconsin Corporation and coincides with the date the Company received regulatory approval for the transaction.

        The table below presents a summary of the assets and liabilities purchased in the 2011 Lake Shore Wisconsin Corporation acquisition recorded at fair value.

Lake Shore Wisconsin Corporation
(Dollars in thousands)	Fair Value Recorded
Assets acquired:
Cash and cash equivalents	$32,450
Other assets	147

Total assets acquired	32,597

Liabilities assumed:
Accounts payable	145

Total liabilities assumed	145
Consideration paid:
Cash	6,453
Common stock issued (4,166,550 shares)	25,999

Total consideration paid	32,452

Goodwill/Bargain Purchase Gain resulting from acquisition	$—

        The operating results of the Company for the years ended December 31, 2013 and 2012 include the operating results of the acquired assets and assumed liabilities of Peoples State Bank, Community Central Bank, Lake Shore Wisconsin Corporation and First Place Bank for each of the years ended December 31, 2013 and 2012.

        The operating results of the Company for the period ended December 31, 2011 include the operating results of the acquired assets and assumed liabilities of Peoples State Bank for the period of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. BUSINESS COMBINATIONS (Continued)

February 11, 2011 to December 31, 2011, of the acquired assets and assumed liabilities of Community Central Bank for the period from April 29, 2011 to December 31, 2011, of the acquired assets and assumed liabilities of Lake Shore Wisconsin Corporation for the period from December 15, 2011 to December 31, 2011. The operating results of the Company for the period ended December 31, 2011 also include acquisition related expenses in the amount of $2.1 million.

        As a result of the loss sharing agreements with the FDIC, the risks associated with the loans and the other real estate owned has been completely altered, making historical financial information of Peoples State Bank and Community Central Bank not meaningful to the Company's results, and thus no 2011 pro forma information is presented. Due to the significant differences in operations and insignificance of business activity, historical results from Lake Shore Wisconsin Corporation are not meaningful to the Company's results, and thus no 2011 pro forma information is presented.

3. FAIR VALUE

        The fair value framework as detailed by FASB ASC Topic 820, "Fair Value Measurement" requires the categorization of assets and liabilities into a three-level hierarchy based on the markets in which the financial instruments are traded and the reliability of the assumptions used to determine fair value. A brief description of each level follows.

        Level 1—Valuation is based upon quoted prices (unadjusted) for identical instruments in active markets.

        Level 2—Valuation is based upon quoted prices for identical or similar instruments in markets that are not active; quoted prices for similar instruments in active markets; or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

        Level 3—Valuation is measured through utilization of model-based techniques that rely on at least one significant assumption not observable in the market. Any necessary unobservable assumptions used reflect estimates of assumption that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

        Fair value estimates are based on existing financial instruments and, in accordance with GAAP, do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. In addition, tax ramifications related to the recognition of unrealized gains and losses, such as those within the investment securities portfolio, can have a significant effect on estimated fair values and, in accordance with GAAP, have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of the value of the Company.

        Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and any significant assumptions used to estimate fair value disclosures for financial assets and liabilities not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets for liabilities are

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

classified. Transfers of asset or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

        Cash and cash equivalents:    Due to the short-term nature, the carrying amount of these assets approximates the estimated fair value. The Company classifies cash and due from banks as Level 1 and interest-bearing deposits with other banks and federal funds and other short-term investments as Level 2.

        Securities available-for-sale:    Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include obligations issued by U.S. government-sponsored enterprises, state and municipal obligations, mortgage-backed securities issued by both U.S. government-sponsored enterprises and non-agency enterprises securities, corporate debt securities, Small Business Administration Pools and privately issued commercial mortgage-backed securities that have active markets at the measurement date. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.

        Securities classified as Level 3, including an obligation of a political subdivision and a trust preferred security (included within "Corporate debt securities") as of December 31, 2013, represent securities in less liquid markets requiring significant management assumptions when determining fair value. The fair values of these investment securities represent less than 1.0% of the total available-for-sale securities. The Troubled Asset Relief Program preferred securities and the trust preferred security fair values are compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment. Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics. Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis. The fair value of the political subdivision obligation is determined using a discounted cash flow model prepared internally which includes a significant unobservable input related to the credit assumption of the security. This security was purchased in the fourth quarter of 2012 and as no credit related concerns have come to the Company's attention, no additional credit loss assumptions were made from original purchase price of the security.

        Federal Home Loan Bank ("FHLB") Stock:    Restricted equity securities are not readily marketable and are recorded at cost and evaluated for impairment based on the ultimate recoverability of initial cost. No significant observable market data is available for these instruments. The Company

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of cost. The Company believes its investments in FHLB stock are ultimately recoverable at cost.

        Loans held for sale:    Loans held for sale are carried at fair value based on the Company's election of the fair value option. The fair value is determined based on quoted market rates and other market conditions considered relevant. These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties. The Company classifies loans held for sale as recurring Level 2.

        Loans measured at fair value:    During the normal course of business, loans originated with the initial intention to sell but are not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination. The fair value of these loans is estimated using discounted cash flows taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan, and an illiquidity discount reflecting the relative illiquidity of the market. Due to the adjustments for unobservable inputs, the Company classifies the loans transferred from loans held for sale as recurring Level 3.

        Loans:    The Company does not record loans at fair value on a recurring basis other than those discussed in "Loans carried at fair value" above. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans, outside the scope of ASC 310-30, are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans, which include all nonaccrual loans and troubled debt restructurings, are disclosed as nonrecurring fair value measurements when an allowance is established based on the fair value of the underlying collateral. Appraisals for collateral-dependent impaired loans are prepared by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor's required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics to determine if additional downward adjustments should be made, which generally range from 0% to 40%. Property values are typically adjusted when management is aware of circumstances, economic changes

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

or other conditions, since the date of the appraisal that would impact the expected selling price. Such adjustments are usually significant and result in a nonrecurring Level 3 classification.

        Estimated fair values for loans accounted for under ASC 310-30 are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company's assessment of risk inherent in the cash flow estimates. Cash flows expected to be collected on these loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. The Company classifies the estimated fair value of loans accounted for under ASC 310-30 as Level 3.

        For loans excluded from ASC 310-30 accounting that are not individually evaluated for impairment, fair value is estimated using a discounted cash flow model. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. The Company classifies the estimated fair value of non-collateral dependent loans excluded from ASC 310-30 accounting as Level 3.

        Premises and equipment:    Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Impaired premises and equipment at December 31, 2013 was recorded at fair value based on a recent appraisal through a valuation allowance and at December 31, 2012 was recorded at fair value based on an existing sale commitment through a valuation allowance. The Company classifies impaired premises and equipment as nonrecurring Level 2.

        FDIC indemnification asset:    The fair value of the FDIC indemnification asset is estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. The Company re-estimates the expected indemnification asset cash flows in conjunction with the quarterly re-estimation of cash flows on covered loans accounted for under ASC 310-30. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be subject to significant change. The estimates used in calculating the value of the FDIC indemnification asset are reflective of the estimates utilized to determine the estimated fair value of loans accounted for under ASC 310-30. The Company classifies the estimated fair value of the FDIC indemnification asset as Level 3.

        Other real estate owned:    Other real estate owned represents property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered loans, and closed branches and operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value less estimated costs to sell based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management's estimate of the value, using a single valuation

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor's required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Adjustments are typically significant and result in a Level 3 classification.

        Loan servicing rights:    Loan servicing rights are accounted for under the fair value measurement method as of January 1, 2013 based on accounting election as described in Note 1, "Summary of Significant Accounting Policies". A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. Changes in fair value of loan servicing rights are recorded in "Mortgage banking and other loan fees". Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3.

        Prior to January 1, 2013, loan servicing rights were subject to impairment testing. A third party valuation model was used for impairment testing, which utilized a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. If the valuation model reflected a value less than the carrying value, loan servicing rights were adjusted to fair value through a valuation allowance as determined by the model.

        At December 31, 2013 loan servicing rights included the following assumptions:

	Commercial Real Estate	Agricultural	Mortgage
Prepayment speed	8.50 - 50.00%	4.98 - 53.16%	3.55 - 44.49%
Weighted average ("WA") discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA Ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73 - 1.54%

        FDIC receivable:    The FDIC receivable represents claims submitted to the FDIC for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC receivable as Level 2.

        Company-owned life insurance:    The Company holds life insurance policies on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Company classifies the estimated fair value of Company-owned life insurance as Level 2.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

        Derivative instruments:    The Company enters into interest rate lock commitments with prospective borrowers to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, which are carried at fair value on a recurring basis. The fair value of these commitments is based on the fair value of related mortgage loans determined using observable market data. Interest rate lock commitments are adjusted for expectations of exercise and funding. This adjustment is not considered to be a material input. The Company classifies derivatives as recurring Level 2.

        Accrued interest receivable and payable:    Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value; therefore, the Company classifies the estimated fair value of accrued interest receivable and payable as Level 2.

        Deposits:    The estimated fair value of demand deposits (e.g., noninterest and interest-bearing demand, savings, other brokered funds and certain types of money market accounts) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of the Company's long-term relationships with depositors, commonly known as core deposit intangibles, which are not considered financial instruments. The Company classifies the estimated fair value of deposits as Level 2.

        Clawback Liability:    The CF Bancorp, First Banking Center and Peoples State Bank loss sharing agreements contain a provision where if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC. The carrying amount of these instruments approximates the estimated fair value. The estimated fair value requires management's assumption of what estimated losses will be, which is a significant component. As such, the Company classifies the estimated fair value of the FDIC clawback liability as Level 3.

        Short-term borrowings:    Short-term borrowings represent federal funds purchased, a senior unsecured line of credit and certain short-term FHLB advances. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of short-term borrowings as Level 2.

        Long-term debt:    Long-term debt includes securities sold under agreements to repurchase, FHLB advances and subordinated notes related to trust preferred securities. The estimated fair value is based on current rates for similar financing or market quotes to settle those liabilities. The Company classifies the estimated fair value of long-term debt as Level 2.

        FDIC warrants payable:    FDIC warrants payable represent stock warrants that were issued to the FDIC in connection with the 2010 FDIC-assisted acquisition of CF Bancorp. These warrants are recorded at net present value based on management's estimates used in a discounted pricing model. The inputs into the pricing model include management's assumption of an 8% annualized growth rate. The carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC warrants payable as Level 3.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

        The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,237	$—	$98,237	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	182,000	—	182,000	—
Small Business Administration ("SBA") Pools	42,426	—	42,426	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	218,922	—	218,922	—
Privately issued	4,446	—	4,446	—
Privately issued commercial mortgage-backed securities	5,147	—	5,147	—
Corporate debt securities	68,020	—	67,615	405
Equity securities	489	489	—	—

Total available-for-sale securities	620,083	489	618,793	801
Loans measured at fair value:
Residential real estate	16,334	—	—	16,334
Real estate construction	1,374	—	—	1,374
Loans held for sale	85,252	—	85,252	—
Loan servicing rights	78,603	—	—	78,603
Derivative assets	2,630	—	2,630	—

Total assets at fair value	$804,276	$489	$706,675	$97,112

December 31, 2012
Securities available-for-sale:
U.S. government sponsored agency obligations	$43,581	$—	$43,581	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	154,058	—	154,058	—
SBA Pools	10,974	—	10,974	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	96,480	—	96,480	—
Privately issued	13,773	—	13,773	—
Privately issued commercial mortgage-backed securities	5,267	—	5,267	—
Corporate debt securities	20,357	—	5,107	15,250
Equity securities	519	519	—	—

Total available-for-sale securities	345,405	519	329,240	15,646
Loans held for sale	28,491	—	28,491	—
Derivative assets	1,574	—	1,574	—

Total assets at fair value	$375,470	$519	$359,305	$15,646

Derivative liabilities	$2	$—	$2	$—

Total liabilties at fair value	$2	$—	$2	$—

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

        There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2013 or 2012.

        The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Year-ended December 31, 2013
	Available-for-sale securities
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of year	$396	$15,250	$—	$—
Transfers based on new accounting policy election	—	—	—	5,657	(1)
Additions due to acquisition	—	440	—	41,967
Transfers from loans held for sale	—	—	17,707	—
Total gains (losses)
Recorded in earnings (realized):
Recorded in "Interest on investments"	—	233	—	—
Recorded in "Net gain on sales of securities"	—	166	—	—
Recorded in "Net gain on sales of loans"	—	—	(314)	—
Recorded in "Mortgage banking and other loan fees"	—	—	—	7,063
Recorded in OCI (pre-tax)	—	(14)	—	—
New originations	—	—	—	23,916
Sales/calls	—	(15,670)	—	—
Repayments	—	—	(507)	—
Draws on previously issued lines of credits	—	—	822	—

Balance, end of year	$396	$405	$17,708	$78,603

(1)
The balance transferred in includes $31 thousand of cumulative adjustment related to the change in accounting policy, referenced in Note 1.

        The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	December 31, 2013
Aggregate fair value	$17,708
Contractual balance	18,022
Fair market value loss	(314)

        There were no gains (losses) included in the fair value changes above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

December 31, 2013 was $293 thousand and $301 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due, $252 thousand were on nonaccrual status. There were no loans held for investment measured and recorded at fair value as of December 31, 2012.

        Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment and is recorded in "interest and fees on loans" in the Consolidated Statements of Income. For the year ended December 31, 2013, there was $108 thousand of interest income earned on loans transferred from loans held for sale to loans held for investment subsequent to the date transferred to loans held for investment.

        The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in "interest and fees on loans" in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of December 31, 2013 or 2012.

        The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale was as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Aggregate fair value	$85,252	$28,491
Contractual balance	82,567	28,347
Unrealized gain	2,685	144

        The total amount of gains (losses) from changes in fair value included in "Net gain on sales of loans" in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Change in fair value	$(2,940)	$(230)	$390

        Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

        The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans:(1)
Uncovered
Residential real estate	$1,569	$—	$—	$1,569
Commercial and industrial	762	—	—	762

Total uncovered impaired loans	2,331	—	—	2,331

Covered
Commercial real estate	644	—	—	644

Total covered impaired loans	644	—	—	644

Total impaired loans	2,975	—	—	2,975
Other real estate owned (uncovered)(2)	2,216	—	—	2,216
Other real estate owned (covered)(3)	4,596	—	—	4,596
Premises and equipment(4)	105	—	105	—

Total	$9,892	$—	$105	$9,787

December 31, 2012
Impaired loans:(1)
Uncovered
Commercial and industrial	$329	$—	$—	$329

Total uncovered impaired loans	329	—	—	329

Covered
Commercial and industrial	370	—	—	370
Commercial real estate	2,122	—	—	2,122

Total covered impaired loans	2,492	—	—	2,492

Total impaired loans	2,821	—	—	2,821
Other real estate owned (covered)(3)	11,699	—	—	11,699
Loan servicing rights	5,333	—	—	5,333
Premises and equipment(4)	807	—	807	—

Total	$20,660	$—	$807	$19,853

(1)
Specific reserves of $1.4 million and $1.1 million were provided to reduce the fair value of these loans at December 31, 2013 and 2012, respectively, based on the estimated fair value of the underlying collateral. In addition, charge-offs of $86 thousand reduced the fair value of these loans in for the year ended December 31, 2013. There were no charge-offs on impaired loans for the year ended December 31, 2012.

(2)
The Company charged $2.0 million through other non-interest expenses during the year ended December 31, 2013, to reduce the fair value of these properties.

(3)
The Company charged $4.9 million and $5.3 million through other noninterest expenses during the years ended December 31, 2013 and 2012, respectively, to reduce the fair value of these properties. These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4)
The Company charged $5 thousand and $137 thousand through other noninterest expenses during the years ended December 31, 2013 and 2012, respectively, to reduce the value of premises and equipment deemed impaired during the period.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

        The Company typically holds the majority of its financial instruments until maturity and thus does not expect to realize many of the estimated fair value amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings potential of significant customer relationships and the value of fee generating businesses. The Company believes the imprecision of an estimate could be significant.

        The following tables present the carrying amount and estimated fair values of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's consolidated balance sheets.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Cash and cash equivalents	$375,356	$375,356	$97,167	$278,189	$—
Federal Home Loan Bank stock	16,303	N/A
Net loans, excluding covered loans(1)	2,456,170	2,574,109	—	—	2,574,109
Net covered loans(2)	489,687	534,857	—	—	534,857
Accrued interest receivable	7,968	7,968	—	7,968	—
FDIC indemnification asset	131,861	84,010	—	—	84,010
FDIC receivable	7,783	7,783	—	7,783	—
Company-owned life insurance	39,500	39,500	—	39,500	—
Financial liabilities:
Deposits:
Savings and demand deposits	$2,673,524	$2,673,524	$—	$2,673,524	$—
Time deposits	927,313	928,128	—	928,128	—

Total deposits	3,600,837	3,601,652	—	3,601,652
FDIC Clawback liability	24,887	24,887	—	—	24,887
Short term borrowings	71,876	71,876	—	71,876	—
Long-term debt	199,037	190,420	—	190,420	—
FDIC warrants payable	4,118	4,118	—	—	4,118
Accrued interest payable	626	626	—	626	—

(1)
Included $2.3 million of impaired loans recorded at fair value on a nonrecurring basis and $17.7 million of loans recorded at fair value on a recurring basis.

(2)
Included $644 thousand of impaired loans recorded at fair value on a nonrecurring basis.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. FAIR VALUE (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2012
Financial assets:
Cash and cash equivalents	$362,771	$362,771	$104,298	$258,473	$—
Federal Home Loan Bank stock	2,820	N/A
Net loans, excluding covered loans(1)	593,501	629,337	—	—	629,337
Net covered loans(2)	666,232	807,967	—	—	807,967
Accrued interest receivable	3,652	3,652	—	3,652	—
FDIC indemnification asset	226,356	143,229	—	—	143,229
FDIC receivable	17,999	17,999	—	17,999	—
Loan servicing rights(3)	5,626	5,657	—	—	5,657
Financial liabilities:
Deposits:
Savings and demand deposits	$1,295,282	$1,295,282	$—	$1,295,282	$—
Time deposits	434,944	435,867	—	435,867	—

Total deposits	1,730,226	1,731,149	—	1,731,149	—
FDIC clawback liability	22,176	22,176	—	—	22,176
Short term borrowings	18,338	18,338	—	18,338	—
Long-term debt	38,482	40,698	—	40,698	—
FDIC warrants payable	3,736	3,736	—	—	3,736
Accrued interest payable	282	282	—	282	—

(1)
Included $329 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(2)
Included $2.5 million of impaired loans recorded at fair value on a nonrecurring basis.

(3)
Included $5.3 million of loan servicing rights recorded at fair value on a nonrecurring basis.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

4. SECURITIES

        A summary of the Company's securities available-for-sale is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government sponsored agency obligations	$102,597	$—	$(4,360)	$98,237
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	184,351	2,102	(4,453)	182,000
SBA Pools	42,956	162	(692)	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	223,518	729	(5,325)	218,922
Privately issued	4,453	22	(29)	4,446
Privately issued commercial mortgage-backed securities	5,181	—	(34)	5,147
Corporate debt securities	68,433	237	(650)	68,020
Equity securities	500	—	(11)	489

Total available-for-sale securities	$632,385	$3,252	$(15,554)	$620,083

December 31, 2012
U.S. government sponsored agency obligations	$43,517	$64	$—	$43,581
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	148,959	5,222	(123)	154,058
SBA Pools	10,797	177	—	10,974
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	95,802	763	(85)	96,480
Privately issued	13,797	44	(68)	13,773
Privately issued commercial mortgage-backed securities	5,235	32	—	5,267
Corporate debt securities	20,375	26	(44)	20,357
Equity securities	500	19	—	519

Total available-for-sale securities	$339,378	$6,347	$(320)	$345,405

        Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Proceeds	$31,667	$241,136	$135,533
Gross gains	420	6,094	2,698
Gross losses	(28)	(37)	(40)

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

4. SECURITIES (Continued)

        The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	2,823	$2,837
After one year through five years	63,269	63,975
After five years through ten years	203,880	199,656
After ten years	361,913	353,126
Equity securities	500	489

Total available-for-sale securities	$632,385	$620,083

        Securities with amortized cost of $271.3 million and $41.5 million were pledged at December 31, 2013 and December 31, 2012, respectively, to secure borrowings and deposits.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

4. SECURITIES (Continued)

        A summary of the Company's investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2013
U.S. government sponsored agency obligations	$98,237	$(4,360)	$—	$—	$98,237	$(4,360)
Obligations of state and political subdivisions:
Tax-exempt	102,585	(4,159)	5,794	(294)	108,379	(4,453)
SBA Pools	26,498	(692)	—	—	26,498	(692)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	155,028	(4,952)	18,846	(373)	173,874	(5,325)
Privately issued	557	(1)	1,746	(28)	2,303	(29)
Privately issued commercial mortgage-backed securities	5,147	(34)	—	—	5,147	(34)
Corporate debt securities	34,487	(650)	—	—	34,487	(650)
Equity securities	489	(11)	—	—	489	(11)

Total available-for-sale securities	$423,028	$(14,859)	$26,386	$(695)	$449,414	$(15,554)

December 31, 2012
Obligations of state and political subdivisions:
Taxable	396	—	—	—	396	—
Tax-exempt	18,690	(123)	489	—	19,179	(123)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	23,140	(85)	—	—	23,140	(85)
Privately issued	252	—	6,266	(68)	6,518	(68)
Corporate debt securities	11,370	(44)	—	—	11,370	(44)

Total available-for-sale securities	$53,848	$(252)	$6,755	$(68)	$60,603	$(320)

        As of December 31, 2013, the Company's security portfolio consisted of 316 securities, 187 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates and, to a lesser extent, illiquidity. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

        The unrealized losses are spread across all asset classes, primarily in those securities carrying fixed interest rates. At December 31, 2013, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $449.4 million with gross unrealized losses of $15.6 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads during the year ended December 31, 2013.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS

        Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15 to 30 year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. The majority of these loans originated by the Company conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. As such, the credit underwriting standards adhere to the underwriting standards and documentation requirements established by the respective investor or correspondent bank. Residential real estate loans also include home equity loans and line of credit that are secured by a first- or second-lien on the borrower's residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

        Commercial real estate loans consist of term loans secured by a mortgage lien on the real property such as apartment buildings, office and industrial buildings, retail shopping centers, and farmland. The credit underwriting for both owner-occupied and non-owner occupied commercial real estate loans includes detailed market analysis, historical and projected cash flow analysis, appropriate equity margins, assessment of lessees and lessors, type of real estate and other analysis. Risk of loss is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower. Geographic diversification, as well as diversification across industries, are other means by which the risk of loss is managed by the Company.

        Commercial and industrial loans include financing for commercial purposes in various lines of business, including manufacturing, agricultural, service industry and professional service areas. The Company works with businesses to meet their short-term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.

        Real estate construction loans are term loans to individuals, companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Generally, these loans are for construction projects that have been either presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in the project.

        Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans. Risk elements in the consumer loan portfolio are primarily focused on the borrower's cash flow and credit history, key indicators of the ability to repay and borrower credit scores. A certain level of security is provided through liens on automobile or watercraft titles, where applicable. Economic conditions that affect consumers in the Company's markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        Loans at December 31, 2013 and 2012 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
December 31, 2013
Residential real estate	$100,034	$23,300	$123,334	$253,528	$831,925	$1,085,453	$1,208,787
Commercial real estate	262,769	36,632	299,401	98,299	657,540	755,839	1,055,240
Commercial and industrial	51,407	27,030	78,437	5,985	440,659	446,644	525,081
Real estate construction	15,268	1,950	17,218	1,970	174,256	176,226	193,444
Consumer	11,508	170	11,678	2,907	6,847	9,754	21,432

Total	$440,986	$89,082	$530,068	$362,689	$2,111,227	$2,473,916	$3,003,984	(1)

December 31, 2012
Residential real estate	$123,771	$24,373	$148,144	$8	$159,515	$159,523	$307,667
Commercial real estate	358,572	37,103	395,675	6,122	186,084	192,206	587,881
Commercial and industrial	81,704	47,831	129,535	1,130	237,293	238,423	367,958
Real estate construction	27,912	1,628	29,540	—	5,866	5,866	35,406
Consumer	14,646	165	14,811	3,498	4,930	8,428	23,239

Total	$606,605	$111,100	$717,705	$10,758	$593,688	$604,446	$1,322,151	(1)

(1)
Reported net of deferred fees and costs totaling $9.8 million and $915 thousand at December 31, 2013 and 2012, respectively.

Nonperforming Assets and Past Due Loans

        Nonperforming assets consist of loans for which the accrual of interest has been discontinued, and property which has been acquired through the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank or First Place Bank and other real estate owned obtained through foreclosure or closing of branch or operating facilities.

        Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest income is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments are no longer doubtful. Loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan losses or future yield adjustments.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        Information as to nonperforming assets was as follows:

	December 31,
(Dollars in thousands)	2013	2012
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$15,415	$87
Commercial real estate	5,591	21
Commercial and industrial	2,681	591
Real estate construction	510	—
Consumer	100	—

Total nonaccrual loans	24,297	699
Other real estate owned	18,384	869

Total uncovered nonperforming assets	42,681	1,568
Covered nonperforming assets
Nonaccrual loans
Residential real estate	988	176
Commercial real estate	8,124	11,732
Commercial and industrial	7,201	3,986
Real estate construction	1,372	661
Consumer	31	—

Total nonaccrual loans	17,716	16,555
Other real estate owned	11,571	23,834

Total covered nonperforming assets	29,287	40,389

Total nonperforming assets	$71,968	$41,957

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential Real Estate	$539	$—

Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$539	$—

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	December 31, 2013
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,244	$1,849	$6,641	$19,734	$812,191	$831,925	$539
Commercial real estate	1,400	4,992	1,122	7,514	650,026	657,540	—
Commercial and industrial	136	25	560	721	439,938	440,659	—
Real estate construction	5,038	356	359	5,753	168,503	174,256	—
Consumer	207	38	4	249	6,598	6,847	—

Total	$18,025	$7,260	$8,686	$33,971	$2,077,256	$2,111,227	$539

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$827	$260	$224	$1,311	$21,989	$23,300	$—
Commercial real estate	324	558	5,681	6,563	30,069	36,632	—
Commercial and industrial	1,619	119	4,476	6,214	20,816	27,030	—
Real estate construction	—	—	1,365	1,365	585	1,950	—
Consumer	1	17	7	25	145	170	—

Total	$2,771	$954	$11,753	$15,478	$73,604	$89,082	$—

	December 31, 2012
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$782	$90	$87	$959	$158,556	$159,515	$—
Commercial real estate	115	—	19	134	185,950	186,084	—
Commercial and industrial	13	—	162	175	237,118	237,293	—
Real estate construction	—	—	—	—	5,866	5,866	—
Consumer	2	—	—	2	4,928	4,930	—

Total	$912	$90	$268	$1,270	$592,418	$593,688	$—

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$451	$143	$85	$679	$23,694	$24,373	$91
Commercial real estate	1,116	505	1,347	2,968	34,135	37,103	197
Commercial and industrial	652	247	3,218	4,117	43,714	47,831	726
Real estate construction	6	128	676	810	818	1,628	26
Consumer	2	—	31	33	132	165	31

Total	$2,227	$1,023	$5,357	$8,607	$102,493	$111,100	$1,071

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

Impaired Loans

        Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Uncovered
Nonaccrual loans	$24,297	$699
Performing troubled debt restructurings:
Residential real estate	328	—
Commercial real estate	1,637	50
Commercial and industrial	1,367	1,179
Real estate construction	90	—
Consumer	30	—

Total uncovered performing troubled debt restructurings	3,452	1,229

Total uncovered impaired loans	$27,749	$1,928

Covered
Nonaccrual loans	$17,716	$16,555
Performing troubled debt restructurings:
Residential real estate	2,691	1,882
Commercial real estate	14,391	9,196
Commercial and industrial	3,802	5,176
Real estate construction	163	238

Total covered performing troubled debt restructurings	21,047	16,492

Total covered impaired loans	$38,763	$33,047

Troubled Debt Restructurings

        The Company assesses all loan modifications to determine whether a modification constitutes a TDR. For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower. For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the expected cash flows after the modification is less than the expected cash flows at the time the loan was acquired in association with consideration of qualitative factors included within ASC 310-40. All TDRs are considered impaired loans. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of charge off and/or allowance for loan losses.

        As of December 31, 2013, there were $17.9 million of nonperforming TDRs and $24.5 million of performing TDRs included in impaired loans. As of December 31, 2012, there were $13.6 million of nonperforming TDRs and $17.7 million of performing TDRs included in impaired loans. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

        The following tables present the recorded investment of loans modified in TDRs during the years ended December 31, 2013 and 2012 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

							Financial effects of modification
	Concession type					Total recorded investment at December 31, 2013
								Provision (benefit) for loan losses(2)
(Dollars in thousands)	Principal deferral	Principal reduction(1)	Interest rate	Forbearance agreement	Total number of loans		Net charge-offs
For the year ended December 31, 2013
Uncovered
Residential real estate	$3	$1,539	$1,255	$—	30	$2,797	$313	$800
Commercial real estate	1,737	—	3,416	19	12	5,172	550	308
Commercial and industrial	636	—	302	—	11	938	—	(33)
Real estate construction	90	—	—	—	3	90	—	—
Consumer	—	—	30	—	4	30	2	3

Total uncovered	$2,466	$1,539	$5,003	$19	60	$9,027	$865	$1,078

Covered
Residential real estate	$1,091	$46	$183	$—	29	$1,320	$47	$97
Commercial real estate	202	—	1,933	1	17	2,136	1,138	752
Commercial and industrial	594	54	468	73	34	1,189	218	168
Real estate construction	774	—	7	—	4	781	—	—
Consumer	6	—	—	—	3	6	(8)	(8)

Total covered	$2,667	$100	$2,591	$74	87	$5,432	$1,395	$1,009

Total loans	$5,133	$1,639	$7,594	$93	147	$14,459	$2,260	$2,087

(1)
Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2013 totaled $1.4 million.

(2)
The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

							Financial effects of modification
	Concession type					Total recorded investment at December 31, 2012
								Provision (benefit) for loan losses(3)
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	A/B Note Restructure(1)	Total number of loans		Net charge-offs(2)
For the year ended December 31, 2012
Uncovered
Commercial and industrial	$446	$729	$—	—	$3	$1,175	$—	$133

Total uncovered	$446	$729	$—	$—	3	$1,175	$—	$133

Covered
Residential real estate	$765	$121	$18	$—	20	$904	$—	$(20)
Commercial real estate	5	3,498	5,755	8,395	31	17,653	2,063	1,982
Commercial and industrial	51	2,701	557	476	52	3,785	438	619
Real estate construction	—	307	11	—	3	318	(29)	(1)

Total covered	$821	$6,627	$6,341	$8,871	106	$22,660	$2,472	$2,580

Total loans	$1,267	$7,356	$6,341	$8,871	109	$23,835	$2,472	$2,713

(1)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loan which is expected to be collected; and a "B" note, which is fully charged off.

(2)
No amounts were forgiven for the year ended December 31, 2012 as a result of modification.

(3)
The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

        When a modification qualifies as a TDR and was initially individually accounted for under ASC 310-30, the loan is required to be moved from ASC 310-30 accounting and accounted for under ASC 310-40. In order to accomplish the transfer of the accounting for the TDR from ASC 310-30 to ASC 310-40, the loan is essentially retained in the ASC 310-30 accounting model and subject to the periodic cash flow re-estimation process. Similar to loans accounted for under ASC 310-30, deterioration in expected cash flows result in the recognition of allowance for loan losses. However, unlike loans accounted for under ASC 310-30, improvements in estimated cash flows on these loans result only in recapturing previously recognized allowance for loan losses and the yield remains at the last yield recognized under ASC 310-30.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the years ended December 31, 2013 and 2012, including the recorded investment as of December 31, 2013 and 2012. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the year ended December 31, 2013
(Dollars in thousands)	Total number of loans	Total recorded investment at December 31, 2013	Charge-offs following a subsequent default
Uncovered
Residential real estate	21	$2,062	$406
Commercial real estate	7	2,677	550
Commercial and industrial	1	4	—
Consumer	3	30	3

Total uncovered	32	4,773	959
Covered
Residential real estate	5	215	31
Commercial real estate	8	1,127	224
Commercial and industrial	14	318	191

Total covered	27	1,660	446

Total loans	59	$6,433	$1,405

	For the year ended December 31, 2012
(Dollars in thousands)	Total number of loans	Total recorded investment at December 31, 2012	Charge-offs following a subsequent default
Uncovered
Commercial and industrial	1	$7	$—

Total uncovered	1	7	—
Covered
Residential real estate	6	322	—
Commercial real estate	6	1,998	523
Commercial and industrial	6	530	116
Real estate construction	1	196	—
Consumer	1	—	35

Total covered	20	3,046	674

Total loans	21	$3,053	$674

        At December 31, 2013, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.5 million.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        The terms of certain other loans were modified during the years ending December 31, 2013 and 2012 that did not meet the definition of a TDR. The modification of these loans generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in lower expected cash flows than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

Credit Quality Indicators

        Credit risk monitoring and management is a continuous process to manage the quality of the loan portfolio.

        The Company categorizes commercial and industrial, commercial real estate and real estate construction loans into risk categories based on relevant information about the ability of borrowers to service their debt including, current financial information, historical payment experience, credit documentation and current economic trends, among other factors. The risk rating system is used as a tool to analyze and monitor loan portfolio quality. Risk ratings meeting an internally specified exposure threshold are updated annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The following describes each risk category:

        Pass:    Includes all loans without weaknesses or potential weaknesses identified in the categories of special mention, substandard or doubtful.

        Special Mention:    Loans with potential credit weakness or credit deficiency, which, if not corrected, pose an unwarranted financial risk that could weaken the loan by adversely impacting the future repayment ability of the borrower.

        Substandard:    Loans with a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans also are distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected.

        Doubtful:    Loans with all the characteristics of a loan classified as Substandard, with the added characteristic that credit weaknesses make collection in full highly questionable and improbable.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

        Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Uncovered loans
Commercial real estate	$645,276	$43,597	$61,375	$5,591	$755,839
Commercial and industrial	423,295	10,237	10,431	2,681	446,644
Real estate construction	164,466	19	11,231	510	176,226

Total	$1,233,037	$53,853	$83,037	$8,782	$1,378,709

Covered loans
Commercial real estate	$163,167	$17,058	$111,052	$8,124	$299,401
Commercial and industrial	43,917	6,951	20,368	7,201	78,437
Real estate construction	6,193	2,803	6,850	1,372	17,218

Total	$213,277	$26,812	$138,270	$16,697	$395,056

December 31, 2012
Uncovered loans
Commercial real estate	$184,664	$6,568	$953	$21	$192,206
Commercial and industrial	230,847	1,209	5,776	591	238,423
Real estate construction	5,866	—	—	—	5,866

Total	$421,377	$7,777	$6,729	$612	$436,495

Covered loans
Commercial real estate	$210,600	$25,562	$147,781	$11,732	$395,675
Commercial and industrial	75,915	13,162	36,472	3,986	129,535
Real estate construction	8,781	4,244	15,854	661	29,540

Total	$295,296	$42,968	$200,107	$16,379	$554,750

        For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans secured by a residence where the debt has been discharged but the borrower continues to make

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. LOANS (Continued)

payments are considered nonperforming. The following presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2013
Uncovered loans
Residential real estate	$1,070,038	$15,415	$1,085,453
Consumer	9,654	100	9,754

Total	$1,079,692	$15,515	$1,095,207

Covered loans
Residential real estate	$122,346	$988	$123,334
Consumer	11,647	31	11,678

Total	$133,993	$1,019	$135,012

December 31, 2012
Uncovered
Residential real estate	$159,436	$87	$159,523
Consumer	8,428	—	8,428

Total	$167,864	$87	$167,951

Covered loans
Residential real estate	$147,968	$176	$148,144
Consumer	14,811	—	14,811

Total	$162,779	$176	$162,955

6. ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses represents management's assessment of probable, incurred credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. Management's evaluation in establishing the adequacy of the allowance includes evaluation of actual past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates. The evaluation of these factors is the responsibility of certain senior officers from the credit administration, finance, and lending areas.

        The Company established an allowance for loan losses associated with purchased credit impaired loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. The Company re-estimates cash flows expected to be collected for purchased credit impaired loans on a quarterly basis, with any decline in expected cash flows recorded as provision for loan losses

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company first reverses any previously recorded allowance for loan loss, then adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life.

        For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all commercial real estate, commercial and industrial and real estate construction nonaccrual loans and TDRs greater than $250,000. For residential real estate loans and consumer loans, the Company assesses all loans for impairment if on nonaccrual status or if the loan is a TDR.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

        Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance	Average recorded investment	Interest income recognized
As of and for the year ended December 31, 2013
Uncovered individually evaluated impaired loans
Residential real estate	$8,143	$5,871	$14,014	$17,005	$1,923	$14,099	$540
Commercial real estate	4,588	—	4,588	4,423	—	5,034	442
Commercial and industrial	1,817	1,065	2,882	3,548	284	3,221	476
Real estate construction	359	—	359	359	—	280	—
Consumer	3	30	33	33	1	33	3

Total uncovered individually evaluated impaired loans	$14,910	$6,966	$21,876	$25,368	$2,208	$22,667	$1,461

Covered individually evaluated impaired loans
Residential real estate	$1,141	$1,537	$2,678	$3,389	$360	$2,747	$162
Commercial real estate	17,138	924	18,062	21,814	230	18,317	1,102
Commercial and industrial	3,704	1,417	5,121	5,503	937	6,108	230
Real estate construction	1,138	—	1,138	2,672	—	1,082	103
Consumer	6	19	25	45	2	26	4

Total covered individually evaluated impaired loans	$23,127	$3,897	$27,024	$33,423	$1,529	$28,280	$1,601

As of and for the year ended December 31, 2012
Uncovered individually evaluated impaired loans
Commercial and industrial	$700	$446	$1,146	$1,146	$177	$1,305	$92

Total uncovered individually evaluated impaired loans	$700	$446	$1,146	$1,146	$177	$1,305	$92

Covered individually evaluated impaired loans
Commercial real estate	$15,108	$2,743	$17,851	$21,325	$509	$17,016	$1,173
Commercial and industrial	815	2,358	3,173	3,266	2,014	3,478	134
Real estate construction	452	—	452	707	—	518	34

Total covered individually evaluated impaired loans	$16,375	$5,101	$21,476	$25,298	$2,523	$21,012	$1,341

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

Uncovered Loans

        Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2013
Allowance for loan losses—uncovered:
Balance at beginning of period	$2,059	$4,265	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	10,980	3,107	(80)	1,425	88	15,520
Gross charge-offs	(8,942)	(4,070)	(1,136)	(165)	(528)	(14,841)
Recoveries	3,611	965	458	499	589	6,122

Net (charge-offs) recoveries	(5,331)	(3,105)	(678)	334	61	(8,719)

Ending allowance for loan losses	$7,708	$4,267	3,404	$2,027	$340	$17,746

As of December 31, 2013
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$1,923	$—	$284	$—	$1	$2,208
Collectively evaluated for impairment	2,697	2,862	2,959	2,025	224	10,767
Accounted for under ASC 310-30	3,088	1,405	161	2	115	4,771

Allowance for loan losses—uncovered:	$7,708	$4,267	$3,404	$2,027	$340	$17,746

Balance of loans—uncovered:
Individually evaluated for impairment	$14,014	$4,588	$2,882	$359	$33	$21,876
Collectively evaluated for impairment	817,911	652,952	437,777	173,897	6,814	2,089,351
Accounted for under ASC 310-30	253,528	98,299	5,985	1,970	2,907	362,689

Total uncovered loans	$1,085,453	$755,839	$446,644	$176,226	$9,754	$2,473,916

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2012
Allowance for loan losses—uncovered:
Balance at beginning of period	$1,504	$2,681	$3,307	$132	$263	$7,887
Provision for loan and lease losses	1,041	1,590	823	134	26	3,614
Gross charge-offs	(491)	(37)	—	—	(142)	(670)
Recoveries	5	31	32	2	44	114

Net recoveries (charge-offs)	(486)	(6)	32	2	(98)	(556)

Ending allowance for loan losses	$2,059	$4,265	4,162	$268	$191	$10,945

As of December 31, 2012
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$—	$—	$177	$—	$—	$177
Collectively evaluated for impairment	2,059	4,049	3,936	268	39	10,351
Accounted for under ASC 310-30	—	216	49	—	152	417

Allowance for loan losses—uncovered:	$2,059	$4,265	$4,162	$268	$191	$10,945

Balance of loans—uncovered:
Individually evaluated for impairment	$—	$—	$1,146	$—	$—	$1,146
Collectively evaluated for impairment	159,515	186,084	236,147	5,866	4,930	592,542
Accounted for under ASC 310-30	8	6,122	1,130	—	3,498	10,758

Total uncovered loans	$159,523	$192,206	$238,423	$5,866	$8,428	$604,446

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Margin for imprecision	Total
For the year ended December 31, 2011
Allowance for loan losses—uncovered:
Balance at beginning of peiod	$804	$2,038	$1,062	$—	$74	$442	$4,420
Provision (benefit) for loan losses	734	608	2,245	132	294	(442)	3,571
Gross charge-offs	(35)	—	—	—	(168)	—	(203)
Recoveries	1	35	—	—	63	—	99

Net recoveries (charge-offs)	(34)	35	—	—	(105)	—	(104)

Ending allowance for loan losses	$1,504	$2,681	$3,307	$132	$263	$—	$7,887

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

Covered Loans

        Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2013
Allowance for loan losses—covered:
Balance at beginning of period	$5,716	$30,150	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	368	(4,567)	(3,270)	(2,712)	(241)	(10,422)
Gross charge-offs	(2,664)	(9,211)	(4,654)	(1,904)	(214)	(18,647)
Recoveries	1,276	10,022	4,236	2,091	352	17,977

Net (charge-offs) recoveries	(1,388)	811	(418)	187	138	(670)

Ending allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

As of December 31, 2013
Allowance for loan losses—covered:
Individually evaluated for impairment	$360	$230	$937	$—	$2	$1,529
Collectively evaluated for impairment	192	3,010	471	108	1	3,782
Accounted for under ASC 310-30	4,144	23,154	5,819	1,876	77	35,070

Allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

Balance of covered loans:
Individually evaluated for impairment	$2,678	$18,062	$5,121	$1,138	$25	$27,024
Collectively evaluated for impairment	20,622	18,570	21,909	812	145	62,058
Accounted for under ASC 310-30	100,034	262,769	51,407	15,268	11,508	440,986

Total covered loans	$123,334	$299,401	$78,437	$17,218	$11,678	$530,068

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2012
Allowance for loan losses—covered:
Balance at beginning of period	$7,125	$28,331	$13,827	$5,750	$319	$55,352
Provision (benefit) for loan losses	1,739	19,922	7,644	3,029	(76)	32,258
Gross charge-offs	(4,381)	(23,042)	(15,462)	(5,375)	(390)	(48,650)
Recoveries	1,233	4,939	4,906	1,105	330	12,513

Net charge-offs	(3,148)	(18,103)	(10,556)	(4,270)	(60)	(36,137)

Ending allowance for loan losses	$5,716	30,150	10,915	4,509	183	51,473

As of December 31, 2012
Allowance for loan losses—covered:
Individually evaluated for impairment	$—	$509	$2,014	$—	$—	$2,523
Collectively evaluated for impairment	477	924	1,496	400	1	3,298
Accounted for under ASC 310-30	5,239	28,717	7,405	4,109	182	45,652

Allowance for loan losses	$5,716	$30,150	$10,915	$4,509	$183	$51,473

Balance of covered loans:
Individually evaluated for impairment	$—	$17,851	$3,173	$452	$—	$21,476
Collectively evaluated for impairment	24,373	19,252	44,658	1,176	165	89,624
Accounted for under ASC 310-30	123,771	358,572	81,704	27,912	14,646	606,605

Total covered loans	$148,144	$395,675	$129,535	$29,540	$14,811	$717,705

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2011
Allowance for loan losses—covered:
Balance at beginning of period	$3,456	$4,198	$2,356	$2,494	$294	$12,798
Provision for loan losses	9,974	33,108	15,229	5,547	890	64,748
Gross charge-offs	(8,183)	(10,205)	(4,352)	(4,176)	(1,687)	(28,603)
Recoveries	1,878	1,230	594	1,885	822	6,409

Net charge-offs	(6,305)	(8,975)	(3,758)	(2,291)	(865)	(22,194)

Ending allowance for loan losses	$7,125	$28,331	$13,827	$5,750	$319	$55,352

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

        A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC reimburses the Bank for the 80% of losses incurred. The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. The estimated FDIC clawback liability totaled $24.9 million ($21.0 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at December 31, 2013 compared to $22.2 million ($18.1 million related to the CF Bancorp acquisition and $4.1 million related to the First Banking Center acquisition) at December 31, 2012. No clawback liability was recorded in relation to Peoples State Bank as of both December 31, 2013 and December 31, 2012.

        Acquired loans were recorded at fair value as of the acquisition date, which includes loans acquired in each FDIC-assisted acquisition and in the First Place Bank acquisition. At the acquisition date, where a loan exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the Company accounts for the loan under ASC 310-30 and recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. We recognize accretion of the accretable discount as interest income over the expected remaining life of the purchased loan. Fair value discounts/premiums created on acquired loans accounted for outside the scope of ASC 310-30 are accounted for under ASC 310-20 and are accreted/amortized into interest income over the remaining term of the loan as an adjustment to the related loans yield.

        Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of period	$216,970	$184,499	$149,141
Additions due to acquisitions	158,221	—	77,002
Discount accretion	(95,758)	(81,683)	(83,937)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	82,490	145,382	81,808
Other activity, net(1)	(59,636)	(31,228)	(39,515)

Balance at end of period	$302,287	$216,970	$184,499

(1)
Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

        For loans accounted for under ASC 310-30, the Company remeasures expected cash flows on a quarterly basis. For loans where the remeasurement process results in a decline in expected cash flows, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

anticipated future cash payments to be received from the FDIC. Alternatively, when a loan's remeasurement results in an increase in expected cash flows, the effective yield of the related loan is increased through an addition to the accretable discount. As a result of the improved cash flows, the indemnification asset is first reduced by the writing off of any indemnification asset related to impairment previously recorded with any remaining indemnification asset accreting off over the shorter of the expected term of the loan or the remaining life of the related loss-sharing agreement.

        The Company remeasures expected cash flows for loans accounted for under ASC 310-30 acquired in each transaction on a quarterly basis. The total identified improvement in the cash flow expectations during the years ended December 31, 2013, 2012 and 2011 for both covered and uncovered loans was $82.5 million, $145.4 million and $81.8 million, respectively. These reclassifications resulted in yield adjustments on these loans on a prospective basis. The Company also identified declines in the cash flow expectations of certain loans. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

        Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at December 31, 2013 and 2012.

	December 31,
(Dollars in thousands)	2013	2012
Contractual cash flows	$1,357,070	$1,042,745
Non-accretable difference	(251,108)	(208,412)
Accretable yield	(302,287)	(216,970)

Loans accounted for under ASC 310-30	$803,675	$617,363

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

        The following table details the components and impact of the provision for loan losses-covered and the related FDIC loss sharing income.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Provision for loan losses—covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$11,179	$26,219	$50,770
Additional provision (benefit) recorded, net of recoveries, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(21,601)	6,039	13,978

Total provision (benefit) for loan losses-covered	$(10,422)	$32,258	$64,748

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$5,598	$16,883	$35,585
Income (expense) recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(17,281)	4,831	11,182

Total loss sharing income (expense) due to provision for loan losses-covered	$(11,683)	$21,714	$46,767

Net decrease to income before taxes:
Net expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$5,581	$9,336	$15,185
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(4,320)	1,208	2,796

Net decrease to income before taxes	$1,261	$10,544	$17,981

(1)
The results of re-estimation also included $49.1 million, $145.4 million and $81.8 million of cash flow improvements related to covered loans for the years ended December 31, 2013, 2012 and 2011, respectively. Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

        The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the years ended December 31, 2013 and 2012. For further detail on impairment

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 "Allowance for Loan Losses."

(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable
Balance at January 1, 2012	$358,839	$57,407
Accretion	(19,156)	—
Sales and write-downs of other real estate owned (covered)	(1,672)	7,381
Net effect of change in allowance on covered assets(1)	(4,113)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(107,542)	107,542
Recoveries net of additional claimable expenses incurred(2)	—	7,488
Claim payments received from the FDIC	—	(161,819)

Balance at December 31, 2012	$226,356	$17,999

Accretion	(28,040)	—
Sales and write-downs of other real estate owned (covered)	(3,804)	1,925
Net effect of change in allowance on covered assets(1)	(33,860)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(28,791)	28,791
Recoveries net of additional claimable expenses incurred(2)	—	(8,613)
Claim payments received from the FDIC	—	(32,319)

Balance at December 31, 2013	$131,861	$7,783

(1)
Includes the impact of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)
Primarily includes expenses associated with maintaining the underlying properties and legal fees.

8. PREMISES AND EQUIPMENT

        The following table summarized premises and equipment at December 31:

(Dollars in thousands)	2013	2012
Land and land improvements	$9,067	$643
Buildings	36,905	31,273
Furniture and equipment	16,383	13,054
Data processing software	3,454	2,417
Leasehold improvements	2,514	2,074
Automobiles	312	242

Total	68,635	49,703
Less accumulated depreciation and amortization	17,634	9,987

Premises and equipment, net	$51,001	$39,716

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

8. PREMISES AND EQUIPMENT (Continued)

        The Company leases certain branch properties and equipment under operating leases. Net rent expense was $5.1 million, $2.2 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the years ended December 31, 2013 and 2012, the Company transferred $4.0 million and $1.5 million from premises and equipment to other real estate owned, respectively, due to branch or building operation closings/consolidations.

        Future minimum lease payments for operating leases, before considering renewal options that generally are present, are as follows:

(Dollars in thousands)	Future Minimum Lease Payments
Years Ending December 31
2014	$4,714
2015	4,082
2016	3,677
2017	3,546
2018	3,120
Thereafter	10,016

Total	$29,155

9. OTHER REAL ESTATE OWNED

        Changes in other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
Balance at January 1, 2011	—	18,695	18,695
Additions due to acquisitions	—	16,878	16,878
Transferred to other real estate owned	—	6,900	6,900
Disposals	—	(18,817)	(18,817)
Write-downs	—	(3,353)	(3,353)

Balance at December 31, 2011	$—	$20,303	$20,303

Transferred to other real estate owned(1)	1,467	25,543	27,010
Disposals	(598)	(16,706)	(17,304)
Write-downs	—	(5,306)	(5,306)

Balance at December 31, 2012	$869	$23,834	$24,703

Additions due to acquisitions	18,448	—	18,448
Transferred to other real estate owned(1)	13,714	12,489	26,203
Disposals	(12,656)	(19,869)	(32,525)
Write-downs	(1,991)	(4,883)	(6,874)

Balance at December 31, 2013	$18,384	$11,571	$29,955

(1)
Includes loans transferred to other real estate owned and transfers to other real estate owned due to branch or building operation closings/consolidations.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

9. OTHER REAL ESTATE OWNED (Continued)

        Income and expenses related to other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
For the year ended December 31, 2013
Net gain on sale	$3,521	$482	$4,003
Write-downs	(1,991)	(4,883)	(6,874)
Net operating (expenses) income	(1,520)	146	(1,374)

Total	$10	$(4,255)	$(4,245)

For the year ended December 31, 2012
Net gain (loss) on sale	$(49)	$1,013	$964
Write-downs	—	(5,306)	(5,306)
Net operating (expenses) income	(88)	434	346

Total	$(137)	$(3,859)	$(3,996)

For the year ended December 31, 2011
Net gain on sale	$—	$1,243	$1,243
Write-downs	—	(3,353)	(3,353)
Operating expenses, net of income	—	(229)	(229)

Total	$—	$(2,339)	$(2,339)

        Note that covered other real estate expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

10. CORE DEPOSIT INTANGIBLES

        The Company recorded core deposit intangibles (CDIs) associated with the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank and First Place Bank. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining average useful life of 7.78 years as of December 31, 2013. The Company had no other intangible assets as of December 31, 2013 or 2012.

        The table below presents the Company's net carrying amount of CDIs.

	December 31,
(Dollars in thousands)	2013	2012
Gross carrying amount	$19,331	$9,515
Accumulated amortization	(6,126)	(3,444)

Net carrying amount	$13,205	$6,071

        Amortization expense recognized on CDIs was $2.7 million, $1.2 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

10. CORE DEPOSIT INTANGIBLES (Continued)

        The estimated amortization expense of CDIs for the next five years is as follows:

(Dollars in thousands)	Estimated Amortization Expense
2014	$2,287
2015	2,054
2016	1,855
2017	1,690
2018	1,551

11. LOAN SERVICING RIGHTS

        Loan servicing rights are created as a result of the Company's mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in the Consolidated Balance Sheets.

        The Company elected as of January 1, 2013 to account for all loan servicing rights under the fair value method. This change in accounting policy resulted in a cumulative adjustment to retained earnings as of January 1, 2013 in the amount of $31 thousand. For further information on this election, refer to Note 1, "Summary of Significant Accounting Policies." The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	72	23,844	23,916
Changes in fair value due to:
Reductions from loans paid off during the period	(34)	(471)	(6,650)	(7,155)
Changes due to valuation inputs or assumptions(1)	(116)	(95)	14,429	14,218

Fair value, end of period	$368	$962	$77,273	$78,603

Principal balance of loans serviced	$260,771	$43,847	$7,173,782	$7,478,400

(1)
Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

        Custodial escrow balances maintained in connection with serviced loans were $72.4 million and $4.3 million at December 31, 2013 and 2012, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. LOAN SERVICING RIGHTS (Continued)

        Prior to January 1, 2013, the Company accounted for loan servicing rights using the amortization method. Activity for loan servicing rights and the related valuation allowance for the years ended December 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2012
Carrying value, beginning of period	$643	$1,683	$1,477	$3,803
Addition of servicing assets	—	222	3,385	3,607
Net (impairment) recovery	26	(126)	(498)	(598)
Amortization and other	(151)	(351)	(684)	(1,186)

Carrying value, end of period	$518	$1,428	$3,680	$5,626

Fair value, end of period	$518	$1,456	$3,683	$5,657

Principal balance of loans serviced	$351,121	$66,867	$485,213	$903,201

For the year ended December 31, 2011
Carrying value, beginning of period	$—	$—	$752	$752
Addition of servicing assets	865	1,897	1,424	4,186
Net impairment charge	(124)	(10)	(448)	(582)
Amortization and other	(98)	(204)	(251)	(553)

Carrying value, end of period	$643	$1,683	$1,477	$3,803

Fair value, end of period	$643	$1,709	$1,477	$3,829

Principal balance of loans serviced	$347,528	$72,396	$202,783	$622,707

        Under the amortization method, impairment of loan servicing rights was recognized through a valuation allowance when the carrying value of the loan servicing rights exceeded the fair value. Subsequent increases in fair value, up to the original carrying value, were recorded as impairment

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

11. LOAN SERVICING RIGHTS (Continued)

recoveries through the valuation allowance. Activity in the valuation allowance for loan servicing rights for the years ended December 31, 2012 and 2011 is shown in the following table.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2012
Balance, beginning of period	$(124)	$(10)	$(500)	$(634)
Impairment charges	(98)	(215)	(1,672)	(1,985)
Impairment recoveries	124	89	1,174	1,387

Balance, end of period	$(98)	$(136)	$(998)	$(1,232)

For the year ended December 31, 2011
Balance, beginning of period	$—	$—	$(52)	$(52)
Impairment charges	(131)	(10)	(500)	(641)
Impairment recoveries	7	—	52	59

Balance, end of period	$(124)	$(10)	$(500)	$(634)

        Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of December 31, 2013 and 2012.

	Commercial Real Estate	Agricultural	Mortgage
As of December 31, 2013
Prepayment speed	8.50 - 50.00%	4.98 - 53.16%	3.55 - 44.49%
Weighted average ("WA") discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA Ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73 - 1.54%
As of December 31, 2012
Prepayment speed	8.50 - 50.00%	4.41 - 44.46%	4.99 - 31.90%
WA discount rate	20.00%	20.00%	10.51%
WA cost to service/per year	$467	$200	$60
WA Ancillary income/per year	N/A	N/A	45
WA float range	1.50%	2.60%	0.47 - 0.81%

        The Company realized total loan servicing fee income of $16.1 million, $2.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, recorded as a component of "Mortgage banking and other loan fees" in the Consolidated Statements of Income.

12. DERIVATIVE INSTRUMENTS

        Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

12. DERIVATIVE INSTRUMENTS (Continued)

delivery of mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. The Company has no derivatives designated as qualifying accounting hedging instruments.

        The following table reflects the amount and fair value of mortgage banking derivatives included in "Other assets" and "Other liabilities" in the Consolidated Balance Sheets.

	December 31,
	2013		2012
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts related to mortgage
loans to be delivered for sale	$168,746	$1,484	$63,871	$(2)
Interest rate lock commitments	67,685	1,146	65,132	1,574

Total included in other assets	$236,431	$2,630	$129,003	$1,572

        In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gain on sales of loans" and is considered a cost of executing a forward contract. The following table reflects the net gains (losses) relating to free-standing derivative instruments used for risk management recorded in "Net gains on sales of loans" in the Consolidated Statements of Income.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Forward contracts related to mortgage
loans to be delivered for sale	$23,798	$(229)	$(638)
Interest rate lock commitments	(6,934)	1,140	260

        Methods and assumptions used by the Company in estimating the fair value of its forward contracts and interest rate lock commitments are discussed in Note 3, "Fair Value".

13. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

        In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit.

        The Company's exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument, is represented by the contractual amounts of those instruments. The credit policies used in making commitments and conditional obligations are the same as those used for on-balance sheet instruments.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

13. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

        Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Company is committed.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to the Company arises from its obligation to make payment in the event of the customers' contractual default to produce the contracted good or service to a third party.

        The allowance for credit losses on lending-related commitments included $1.0 million and $143 thousand at December 31, 2013 and 2012, respectively, for probable credit losses inherent in the Company's unused commitments and was recorded in "Other liabilities" in the Consolidated Balance Sheets.

        A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	December 31, 2012
Commitments to extend credit	$523,666	$216,473	$740,139	$350,021
Standby letters of credit	68,452	561	69,013	26,365

Total commitments	$592,118	$217,034	$809,152	$376,386

        Commitments to make residential mortgage loans are generally made for period of 60 days or less, and 90 days or less for commercial loans. The fixed rate loan commitments have interest rates ranging from 1.75% to 17.75% and maturities ranging from 4 months to 30 years.

Contingencies and Guarantees

        The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. At December 31, 2013, these loans had an outstanding balance of $79.5 million. As of that date, the maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $42.9 million. In the event of nonperformance, we have rights to the underlying collateral securing the loans. As of December 31, 2013, we had recorded a liability of $567 thousand in

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

13. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

connection with the recourse agreements, recorded in "Other liabilities" in the Consolidated Balance Sheets. For the year ended December 31, 2013, we paid $215 thousand in claims.

        We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties. If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria applied to commercial loans. Therefore, they represent the same risk to us as a loan to that commercial loan customer. At December 31, 2013, our standby letters of credit totaled $69.0 million.

Representations and Warranties

        In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. The following table represents the activity related to our liability recorded in connection with these representations and warranties.

(Dollars in thousands)	December 31, 2013	December 31, 2012
Reserve balance at beginning of period	$452	$—
Addition of fair value of representations and warranties due to acqusition	8,073	—
Provision	2,264	452
Payments made on settlements	(6,339)	—

Ending reserve balance	$4,450	$452

Legal Proceedings

        The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business. Some of these claims are against entities or assets of which the Company has acquired in business acquisitions, and certain of these claims, or future claims, will be covered by loss sharing agreements with the FDIC.

        The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, in the opinion of management, any liabilities arising from pending legal proceedings would not have a material adverse effect on the Company's financial statements.

14. DEPOSITS

        Time deposits, including certificates of deposit, Certificate of Deposit Account Registry Service deposits ("CDARS") and certain individuals retirement account deposits, of $100 thousand or more totaled $389.8 million and $193.6 million at December 31, 2013 and 2012, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

14. DEPOSITS (Continued)

        At December 31, 2013, the scheduled maturities of time deposits for the next five years were as follows:

(Dollars in thousands)
2014	$609,377
2015	166,598
2016	94,481
2017	37,882
2018	17,338
Thereafter	1,637

Total	$927,313

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        The following table presents the components of the Company's short-term borrowings and long-term debt.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.80% fixed-rate notes	$36,876	0.20%	$18,338	0.10%
Holding company line of credit:
Floating rate based on one-month LIBOR plus 3.00%	35,000	3.17%	—	—

Total short-term borrowings	71,876	1.64%	18,338	0.10%

Long-term debt:
FHLB advances: 0.07% - 7.44% fixed-rate notes due 2014 to 2027(2)	130,368	3.28%	38,482	4.07%
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037(3)	58,079	4.19%	—	—
Subordinated notes related to trust preferred securities: Floating-rate based on three-month LIBOR plus 1.45% due 2034 to 2035(4)	10,590	2.49%	—	—

Total long-term debt	199,037	3.50%	38,482	4.07%

Total short-term borrowings and
long-term debt:	$270,913	3.01%	$56,820	2.79%

(1)
Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million. The December 31, 2012 balance includes advances payable of $36.2 million and purchase accounting premiums of $2.3 million.

(3)
The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(4)
The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

        Selected financial information pertaining to the components of our short-term borrowings is as follows:

(Dollars in thousands)	For the year ended December 31, 2013
Securities sold under agreement to repurchase:
Average daily balance	$38,205
Average interest rate during the year	0.24%
Weighted-average interest rate at year end	0.20%
Maximum month-end balance	$42,864
Short-term FHLB advances:
Average daily balance	$10,729
Average interest rate during the year	0.09%
Interest rate at year end	N/A (1)
Maximum month-end balance	$135,000
Holding company line of credit:
Average daily balance	$479
Average interest rate during the year	3.17%
Interest rate at year end	3.17%
Maximum month-end balance	$35,000

(1)
There were no short-term FHLB advances outstanding at December 31, 2013.

        Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term borrowings). At maturity, the securities underlying the agreements are returned to the Banks. Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with an amortized cost of $271.3 million at December 31, 2013.

        The Banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $678.3 million of commercial and mortgage loans under a blanket lien at December 31, 2013. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to an additional $269.2 million at year-end 2013; however, due to Board resolutions, this amount is limited to $245.9 million.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

        During the year ended December 31, 2013, the Holding Company entered into a senior unsecured line of credit, to support the pending acquisition and recapitalization of Talmer West Bank. As of December 31, 2013, the outstanding balance was $35.0 million, which was the maximum credit under the agreement. On February 14, 2014, the $35.0 million senior unsecured line of credit, including accrued interest, was paid in full.

        At December 31, 2013, the Banks had pledged loans totaling $213.8 million which provided for up to $155.3 million of available collateralized borrowing with the Federal Reserve Bank.

        At December 31, 2013, the contractual principal payments due and the amortization/accretion of purchase accounting adjustments for the remaining maturities of long-term debt over the next five years and thereafter are as follows:

(Dollars in thousands)
2014	$21,662
2015	11,397
2016	103,157
2017	13,313
2018	11,036
Thereafter	38,472

Total	$199,037

16. INCOME TAXES

        The current and deferred components of the provision for income taxes were as follows:

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Current income tax expense
Federal	$8,273	$28,276	$25,569
State	247	1,645	1,707

Total current income tax expense	8,520	29,921	27,276
Deferred income tax expense (benefit)
Federal	889	(18,665)	(8,792)
State	(318)	(1,024)	(667)

Total deferred income tax expense (benefit)	571	(19,689)	(9,459)
Change in valuation allowance	(14,426)	—	—

Income tax provision (benefit)	$(5,335)	$10,232	$17,817

        The change in valuation allowance for the year ended December 31, 2013 was due to changes in judgment about the valuation allowance established at the January 1, 2013 acquisition of First Place Bank due to post-acquisition date changes in facts and circumstances as more fully discussed below.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

16. INCOME TAXES (Continued)

        A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company's provision for income taxes and effective tax rate follows:

	For the years ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$32,628	35.0%	$11,166	35.0%	$17,943	35.0%
Effect of:
Tax exempt income	(1,705)	(1.8)	(1,335)	(4.2)	(910)	(1.8)
State taxes, net of federal benefit	(46)	(0.0)	409	1.3	666	1.4
Change in valuation allowance	(14,426)	(15.5)	—	—	—	—
Bargain purchase gain	(25,096)	(26.9)	—	—	—	—
Transaction costs	2,748	2.9	—	—	—	—
Other, net	562	0.6	(8)	(0.0)	118	0.2

Income tax expense (benefit)	$(5,335)	(5.7)%	$10,232	32.1%	$17,817	34.8%

        For the year ended December 31, 2013, the Company recognized an income tax benefit of $5.3 million on $93.2 million of pre-tax income, an effective tax rate of negative 5.7%, compared to an income tax expense of $10.2 million on $31.9 million of pre-tax income, an effective tax rate of 32.1% for the year ended December 31, 2012 and an income tax expense of $17.8 million on $51.3 million of pre-tax income, an effective tax rate of 34.8% for the year ended December 31, 2011. The income tax benefit for the year ended December 31, 2013 resulted primarily from treating the $71.7 million bargain purchase gain resulting from the acquisition of First Place Bank as non-taxable, based on the tax structure of the acquisition, and a $14.4 million reduction in the valuation allowance established at acquisition date against the deferred tax assets associated with First Place Bank pre-ownership change tax losses.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

16. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities were as follows:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$51,527	$24,319
Other real estate losses	3,702	4,411
Organizational costs	311	353
Accrued stock-based compensation	5,926	2,575
Accrued expenses	—	1,522
Loss and tax credit carry forwards	19,298	863
Other reserves	1,988	—
Goodwill and other intangibles	1,494	—
Nonaccrual interest	10,150	900
Business combination adjustments	53,890	—
Net unrealized loss on available for sale securities	4,306	—
Other	—	175

Total deferred tax assets	152,592	35,118
Deferred tax liabilities:
Depreciation	3,996	2,760
FHLB stock dividends	1,541	—
Deferred loan fees	1,229	—
Business combination adjustments	—	11,940
Prepaid expenses	799	—
Net unrealized gain on available for sale securities	—	2,109
Mortgage servicing rights	27,334	1,437
Other	247	72

Total deferred tax liabilities	35,146	18,318

Net deferred tax asset before valuation allowance	117,446	16,800
Valuation allowance	(10,127)	—

Net deferred tax asset	$107,319	$16,800

        It is the Company's policy not to record deferred taxes on outside basis differences in the Company's subsidiaries if the Company expects it would liquidate a subsidiary in a tax-free manner, which is the case with the ownership of First Place Bank.

        On January 1, 2013, the Company acquired First Place Bank and recorded $70.2 million in deferred tax assets, net of a $24.5 million valuation allowance, at acquisition. Upon acquisition, First Place Bank incurred a Section 382 ownership change. As such, the Company's ability to benefit from the use of First Place Bank's pre-ownership change net operating loss and tax credit carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited to approximately $1.7 million per year,

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

16. INCOME TAXES (Continued)

putting at risk the utilization of associated deferred tax assets before they expire. A valuation allowance of $24.5 million was established against the deferred tax assets associated with First Place Bank's pre-change losses based on management's estimate of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on our utilization of pre-ownership change operating loss and tax credit carry forwards. In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in First Place Bank's loan portfolio and, to a lesser extent, on tax losses embedded in fixed assets, other real estate owned, tax-deductible goodwill, and certain accrued expenses and contingent reserves, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.

        The valuation allowance against the deferred tax assets associated with First Place Bank's pre-change losses totaled $24.5 million at January 1, 2013 and $10.1 million at December 31, 2013. The $14.4 million decrease in the deferred tax asset valuation allowance during the year ended December 31, 2013 was largely due to a lower actual realized built-in losses on loans (i.e. bad debt deductions) occurring during the year ended December 31, 2013 than our estimates at January 1, 2013. For tax purposes, realized built-in loss for items related to bad debt deductions is triggered upon final disposition of a loan or determination of the total worthlessness of a loan within the first year following the applicable change in control. Resolution of loans resulting in recognition of bad debt deductions after the one year period following the acquisition are not subject to the Section 382 limitation and the tax benefits are more likely than not to be realized. At the acquisition date, the Company projected realized built-in losses on loans and established a related valuation allowance of $12.4 million. This valuation allowance was estimated based on the economic conditions that existed at the date of acquisition, and the Company's expectations of the impact of those conditions on trends in the bankruptcy status of borrowers and realization of built-in losses on loans in the process of foreclosure. During 2013, the Company reduced the valuation allowance related to loans by $9.3 million to $3.1 million at December 31, 2013. This reduction was driven primarily by the actual performance of the loans in our portfolio through December 31, 2013, which was the end of the one year period following the acquisition. The remaining valuation allowance of $3.1 million at December 31, 2013 relates to the Company's estimate of non-bad-debt related built-in losses on the loan portfolio more likely than not to be realized during the remaining four years of the five year Section 382 recognition period.

        To a lesser extent, the decrease in the deferred tax asset valuation allowance during the year ended December 31, 2013 was also due to a post-acquisition date reduction in the Company's estimates of projected realized built-in losses on other real estate owned. During the year ended December 31, 2013, the Company reduced the valuation allowance related to other real estate owned by approximately $300 thousand to $1.7 million because other real estate owned properties resolved during the year ended December 31, 2013 were at higher prices than estimated at the acquisition date. Improvement in economic conditions since January 1, 2013 positively affected the sales prices of these properties, resulting in reduced expectations about the realization of built-in losses in First Place Bank's other real estate owned portfolio.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

16. INCOME TAXES (Continued)

        The valuation allowance was also reduced by $4.8 million as the reduction in expected realized built-in loss on loans and other real estate owned resulted in increased expected utilization of other realized built-in loss and pre-ownership change net operating loss and tax credit carry forwards than what was initially estimated.

        Actual outcomes could vary from the Company's revised estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

        Management concluded that no valuation allowance was necessary on the remainder of the Company's net deferred tax assets at either January 1, 2013 or December 31, 2013. This determination was based on the Company's history of pre-tax and taxable income over the prior three years and First Place Bank's pre-tax income over the prior two calendar years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

        At January 1, 2013, First Place Bank and its related acquired affiliates had the following estimated loss and tax credit carry forwards: $24.8 million in gross federal loss carry forwards and $856 thousand in tax credits expiring between 2027 and 2032, and $1.9 million in federal alternative minimum tax credits with an indefinite life. At December 31, 2013, the Company also had $3.7 million of gross federal loss carry forwards which, if unused, will expire between 2027 and 2029, and whose use is limited to $145 thousand annually due to an ownership change within the meaning of Section 382 of the Internal Revenue Code incurred in November 2009. The carrying value was previously reduced to reflect that $1.4 million will expire unused.

        At December 31, 2013, First Place Bank had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes has been recorded. This amount represents First Place Bank's qualifying thrift bad debt reserve at December 31, 1987. Historically, savings institutions, such as First Place Bank, that met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts based on a percentage of taxable income and to make annual additions thereto, which were deducted in arriving at taxable income. In August 1996, provisions repealing the thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996". These rules eliminated the percentage of taxable income method for making additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. First Place Bank has paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The un-recaptured bad debt reserves are generally not subject to recapture as long as a thrift continues to carry on the business of banking. The following events could trigger recapture of these reserves into taxable income for First Place Bank: failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, distributions to shareholders in excess of the Bank's current or accumulated earnings and profits or a change in federal tax law. At December 31, 2013, the potential tax on the above amount was approximately $13.0 million. First Place Bank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

16. INCOME TAXES (Continued)

        In the ordinary course of business, the Company enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service ("IRS") and state taxing authorities may review and/or challenge specific interpretive tax positions taken by the Company with respect to those transactions. The Company believes that it's tax returns were filed based upon applicable statutes, regulations and case laws in effect at the time of the transactions. The IRS, various states and other jurisdictions, if presented with the transactions, could disagree with the Company's interpretation of the tax law.

        The Company's wholly-owned subsidiary, First Place Bank, received notice that the IRS had denied the refunds claimed in amended returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005. First Place Bank disagrees with the IRS position and is working with its former parent company to appeal the examination-level decision. Though not anticipated, an adverse result on appeal could impact the $11.7 million refund receivable recorded by the Company upon acquisition of First Place Bank. Federal tax returns for this subsidiary for the short period ended January 1, 2013 and for fiscal years ended June 30, 2012, 2011 and 2010 are currently subject to potential examination as well.

        During 2013, the Company substantially closed an examination by the IRS of Talmer Bancorp Inc. and subsidiaries' federal returns for the years ended December 31, 2011 and 2010, which resulted in an immaterial net tax benefit. The Company's federal tax returns for the years ended December 31, 2012 to present remain open to potential examination. The Company's most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Company and/or its subsidiaries are subject to minor amounts of income tax in various other states, with varying years open to potential examination.

        The Company had no unrecognized tax benefits at December 31, 2013 or 2012 and does not expect to record unrecognized tax benefits of any significance during the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. There are no amounts accrued for interest or penalties at December 31, 2013 or 2012.

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS

        The Company's 2009 Equity Incentive Plan (the "Plan"), along with amendments made to the Plan, permit the grant of share options to employees, directors and certain consultants for up to 9.3 million shares of common stock as of December 31, 2013. Options are granted with an exercise price equal to or greater than the estimated fair market price of the Company's common stock at the date of grant. The vesting and terms of option awards are determined by the Company's Compensation Committee of the Board of Directors. During the year ended December 31, 2013, the Company granted 3.6 million stock options that were fully vested upon issuance and will remain outstanding for 10 years after the grant date. As of December 31, 2013, 817 thousand option shares were available to be granted.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Given minimal trading in the Company's stock, it was not practicable for the Company to estimate volatility of its share price; therefore, the Company used the volatility of an appropriate industry index (the ABA NASDAQ Community Bank Index) as an input in the valuation model. Since no historical data is available, the expected term of options granted was estimated to be six years based on expected lives used by a sample of other Midwest banks and taking into consideration the Company's business strategy and the circumstances of its capitalization. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

        The fair value of options granted was determined using the following weighted-average assumptions as of the grant date. There were no options granted during the year ended December 31, 2012.

	For the years ended December 31,
	2013	2011
Fair value of options granted	$2.13	$2.24
Expected dividend yield	0.00%	0.00%
Expected volatility	24.37%	30.56%
Risk-free interest rate	0.97%	2.13%
Expected life (in years)	6.00	6.00

        Activity in the Plan during the year ended December 31, 2013 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 1, 2013	4,831	$5.82
Granted	3,615	8.29
Exercised(2)	5	8.25

Outstanding at December 31, 2013	8,441	6.88	7.64	34,758

Options fully vested and expected to vest	8,441	6.88	7.64	34,758
Exercisable at December 31, 2013	8,093	6.89	7.57	33,289

(1)
Assumes an $11.00 stock price at December 31, 2013.

(2)
Options exercised during the year ended December 31, 2013 had a fair value of $1.87 per share.

        There were no options exercised from the inception of the plan through December 31, 2011. The total intrinsic value of stock options exercised was $14 thousand and $105 thousand for the years ended December 31, 2013 and 2012, respectively. Total cash received from option exercises during the year

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

ended December 31, 2013 was $41 thousand. The options exercised during the year ended December 31, 2012 were exercised using net-share settlement, therefore no cash was received.

        Total compensation expense for the stock options, included in "Salary and employee benefits" in the Consolidated Statements of Income, was $9.6 million, $3.0 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        A summary of changes in the Company's nonvested shares for the year follows:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,754	$2.11
Granted	3,615
Vested	5,021

Nonvested at December 31, 2013	348	$2.24

        As of December 31, 2013, there was $293 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized during the year ended December 31, 2014.

Stock Warrants

        The Company has issued five different sets of stock warrants: 1) to seed capital investors in February 2010; 2) to an investor in relation to the April 2010 capital raise from private equity investors; 3) to the FDIC in relation to the Company's April 2010 acquisitions of CF Bancorp; 4) to an investor in relation to the Company's February 2012 capital raise from private equity investors and 5) to an investor in relation to the Company's December 2012 capital raise from private equity investors.

        On February 10, 2010, 38,855 common stock warrants were issued to certain seed investors. These warrants have a strike price of $10.00 per share and expire April 28, 2017. These warrants have a feature that dictates that the warrants only become exercisable after an eligible capital transaction, which is either an initial public offering or a sale of the Company in which the stock of the Company is valued above certain threshold levels. These warrants were not issued concurrently with the issuance of stock and meeting the definition of a derivative under ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" (ASC 815-40), however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2013.

        On April 30, 2010, 1,623,162 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $6.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2013.

        On April 30, 2010, 390,000 common stock warrants were issued to the FDIC. These warrants have a strike price of $6.00 and a 10 year term. These warrants have a feature that allows settlement in cash and were issued as consideration paid to the FDIC for the purchase of assets of CF Bancorp. These warrants meet the definition of a liability due to the cash settlement feature and are recorded as such in the Consolidated Balance Sheets. The purchase accounting adjustments related to the CF Bancorp acquisition included an estimated present value of the potential cash settlement that may be paid to the FDIC of $2.9 million which was recorded in "FDIC warrants payable" in the Consolidated Balance Sheets. At each subsequent reporting period, the Company determined the potential cash settlement amount for these warrants and, to the extent that the present value of the potential cash settlement amount is greater than the initial contingent purchase accounting adjustment, the company would accrue additional expense to fully reflect the present value of the potential cash settlement amount. For the years ended December 31, 2013, 2012 and 2011, $219 thousand, $195 thousand and $144 thousand, respectively, was recognized as periodic amortization expense. For the years ended December 31, 2013, 2012 and 2011, $163 thousand, $326 thousand and $101 thousand were recognized as additional expense due to the change in potential cash settlement amount. At December 31, 2013, the Company's recorded balance of FDIC Warrants Payable was $4.1 million.

        On February 21, 2012, 109,122 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $8.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2013.

        On December 27, 2012, 797,132 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $8.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2013.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

18. TRANSACTIONS WITH RELATED PARTIES

        Loans to executive officers, directors, principal shareholders and their related interests in 2013 and 2012 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Beginning balance	$7,094	$8,338
Additional financing	166	523
Repayments	(295)	(1,767)

Ending balance	$6,965	$7,094

        Deposits from executive officers, directors, principal shareholders and their related interests were approximately $8.3 million and $13.2 million at December 31, 2013 and 2012, respectively.

19. REGULATORY CAPITAL MATTERS

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2013, the Company and Banks met all capital adequacy requirements to which they are subject.

        Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

        Talmer Bank and Trust is required to maintain Tier 1 common equity to total assets ratio of at least 10% under the FDIC's Statement of Policy regarding failed bank acquisitions for a period of three years following a failed bank acquisition, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC's Statement of Policy. Talmer Bank and Trust's last failed bank acquisition closed on April 29, 2011 and, therefore, we will remain subject to the heightened capital requirement until April 29, 2014. At December 31, 2013 and December 31, 2012, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

        The capital ratios of First Place Bank at December 31, 2013 exceed the total capital (to risk-weighted assets) ratio of at least 12.00% and a Tier 1 capital (to adjusted total assets) ratio of at least 8.50% as prescribed in the Cease and Desist Order from the Office of the Comptroller of the Currency ("OCC") which replaced the separate supervisory agreement entered into with the Office of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

19. REGULATORY CAPITAL MATTERS (Continued)

Thrift Supervision ("OTS") on March 1, 2011. Notwithstanding its capital levels, First Place Bank will not be categorized as well capitalized while it is subject to the Cease and Desist Order.

Cease and Desist Order

        On July 13, 2011, First Place Bank consented to a Cease and Desist Order which replaced the separate supervisory agreement entered into with the OTS on March 1, 2011. The Cease and Desist Order represents an agreement to take certain actions, including the submission of capital and business plans to, among other things, preserve and enhance the capital of First Place Bank and strengthen and improve its earnings and profitability. On January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank and Trust. Effective February 10, 2014, First Place Bank was merged with Talmer Bank and Trust and the Cease and Desist Order has no further force or effect.

        The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$583,370	19.2%	$242,885	8.0%	N/A	N/A
Talmer Bank and Trust	253,044	18.4	110,123	8.0	$137,654	10.0%
First Place Bank(1)	263,297	15.9	132,207	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	555,350	18.3	121,443	4.0	N/A	N/A
Talmer Bank and Trust	235,448	17.1	55,062	4.0	82,593	6.0
First Place Bank(1)	252,873	15.3	66,104	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	555,350	11.9	186,922	4.0	N/A	N/A
Talmer Bank and Trust	235,448	10.3	91,363	4.0	114,204	5.0
First Place Bank(1)	252,873	11.7	86,521	4.0	N/A	N/A
December 31, 2012
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$525,156	45.7%	$92,010	8.0%	N/A	N/A
Talmer Bank and Trust	318,056	27.8	91,379	8.0	$114,224	10.0%
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	510,191	44.4	46,005	4.0	N/A	N/A
Talmer Bank and Trust	303,108	26.5	45,689	4.0	68,534	6.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	510,191	22.7	89,874	4.0	N/A	N/A
Talmer Bank and Trust	303,108	13.5	89,872	4.0	112,340	5.0

(1)
Notwithstanding its capital levels, First Place Bank will not be categorized as well capitalized while it is subject to the Cease and Desist Order.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

19. REGULATORY CAPITAL MATTERS (Continued)

        The Company's principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts. Further, Talmer Bank and Trust may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full. These limitations can affect Talmer Bank and Trust's ability to pay dividends.

        Under OCC regulations, limitations are imposed on all of First Place Bank's capital distributions, including cash dividends. The regulations establish a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are well-capitalized and have received favorable qualitative examination ratings by the OCC. As of December 31, 2013, First Place Bank was not able to pay any dividends without the prior written approval of the OCC.

20. PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets—Parent Co.

	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and cash equivalents	$98,411	$211,849
Investment in banking subsidiaries	562,381	313,660
Income tax benefit	5,404	—
Other assets	1,783	2,632

Total assets	$667,979	$528,141

Liabilities
Income tax liability	$—	$4,914
Short-term borrowings	35,000	—
Long-term debt	10,590	—
Accrued expenses and other liabilities	5,374	2,484

Total liabilities	50,964	7,398

Shareholders' equity	617,015	520,743

Total liabilities and shareholders' equity	$667,979	$528,141

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Income and Comprehensive Income—Parent Co.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Income
Dividend income from subsidiary	$88,000	$—	$—
Bargain purchase gain	71,702	—	—
Other noninterest income	481	—	—

Total income	160,183	—	—

Expenses
Salaries and employee benefits	19,624	5,191	4,369
Bank acquisition professional fees	8,619	52	—
Professional services	1,163	1,096	1,005
Marketing expense	1,039	26	31
Interest on long-term debt	551	—	—
Other	401	448	356

Total expenses	31,397	6,813	5,761

Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	128,786	(6,813)	(5,761)
Income tax benefit	8,568	2,382	2,060
Equity in (over)/under distributed earnings of subsidiaries	(38,796)	26,101	37,150

Net income	$98,558	$21,670	$33,449

Total comprehensive income, net of tax	$98,558	$21,670	$33,449

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows—Parent Co.

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$98,558	$21,670	33,449
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(49,204)	(26,101)	(37,150)
Gain on acquisition	(71,702)	—	—
Stock-based compensation expense	8,392	1,615	1,590
Increase (decrease) in income tax liability	(10,318)	15,228	(9,128)
Decrease (increase) in other assets, net	8,777	(2,507)	(102)
Increase (decrease) in accrued expenses and other liabilities, net	3,018	2,300	(1,316)

Net cash from (used in) operating activities	(12,479)	12,205	(12,657)
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(45,000)	—	—
Capital contributions to subsidiaries	(179,000)	—	25,999
Dividends received from subsidiaries	88,000	—	—

Net cash from (used in) investing activities	(136,000)	—	25,999
Cash flows from financing activities
Issuance of common stock	41	173,934	4,606
Draw on senior unsecured line of credit	35,000	—	—

Net cash from financing activities	35,041	173,934	4,606

Net increase (decrease) in cash and cash equivalents	(113,438)	186,139	17,948
Beginning cash and cash equivalents	211,849	25,710	7,762

Ending cash and cash equivalents	$98,411	$211,849	$25,710

Increase in assets and liabilities (non-cash) in Lake Shore Wisconsin Corporation acquisition:
Other assets	$—	$—	$147
Other liabilities	$—	$—	$145

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

21. EARNINGS PER COMMON SHARE

        The factors used in the basic and diluted earnings per share ("EPS") computation follow:

	For the years ended December 31,
(In thousands, except per share data)	2013	2012	2011
Numerator for basic and diluted EPS:
Net income	$98,558	$21,670	$33,449

Denominator for basic EPS—weighted average shares	66,230	46,987	39,505
Effect of dilutive securities—
Employee and director stock options	2,485	1,312	323
Warrants	949	507	811

Denominator for diluted EPS—adjusted weighted average shares	69,664	48,806	40,639

EPS available to common shareholders
Basic	$1.49	$0.46	$0.85

Diluted	$1.41	$0.44	$0.82

        For the effect of dilutive securities, it was assumed that the average stock valuation is $9.81 per share for the year ended December 31, 2013, and $8.02 per share for the year ended December 31, 2012, and $7.05 per share for the year ended December 31, 2011.

        The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive.

	For the years ended December 31,
(Shares in thousands)	2013	2012	2011
Average outstanding options	40	218	3,879
Range of exercise prices	$10.00	$7.00	$6.00 - $7.25
Average outstanding warrants	39	39	39
Range of exercise prices	$10.00	$10.00	$10.00

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

22. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$41,932	$46,869	$47,076	$43,845
Interest expense	2,648	2,868	3,021	3,188

Net interest income	39,284	44,001	44,055	40,657
Provision for loan losses (uncovered)	6,569	2,852	4,923	1,176
Provision (benefit) for loan losses (covered)	(3,319)	(727)	(7,460)	1,084
Bargain purchase gain	—	—	—	71,702
Other noninterest income	23,657	18,037	36,061	31,898
Noninterest expense	53,109	53,426	59,904	84,592

Income before income taxes	6,582	6,487	22,749	57,405
Income tax provision (benefit)	(5,971)	(4,057)	7,743	(3,050)

Net income	$12,553	$10,544	$15,006	$60,455

Earnings per share:
Basic	$0.19	$0.16	$0.23	$0.91
Diluted	0.18	0.15	0.21	0.89

	2012
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$25,896	$26,362	$24,086	$26,220
Interest expense	1,275	1,426	1,470	1,524

Net interest income	24,621	24,936	22,616	24,696
Provision (benefit) for loan losses (uncovered)	1,683	(700)	1,357	1,274
Provision for loan losses (covered)	2,510	8,603	13,859	7,286
Other noninterest income	18,256	16,755	24,191	15,482
Noninterest expense	27,800	25,043	25,146	25,790

Income before income taxes	10,884	8,745	6,445	5,828
Income tax provision	3,450	2,751	2,096	1,935

Net income	$7,434	$5,994	$4,349	$3,893

Earnings per share:
Basic	$0.15	$0.13	$0.09	$0.09
Diluted	0.15	0.12	0.09	0.08
23. EMPLOYEE BENEFIT PLAN

        In 2013, 2012 and 2011, the Company sponsored a defined contribution 401(k) plan covering substantially all employees and allowing employees, at their option, to contribute up to $17,500 for the

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

23. EMPLOYEE BENEFIT PLAN (Continued)

year ended December 31, 2013, $17,000 for the year ended December 31, 2012 and $16,500 for the year ended December 31, 2011 with an additional $5,500 if age 50 or older in each calendar year, subject to certain IRS limitations and Company service requirements. The Company matched the employee's elective contributions up to 1% of pay with $1 for every dollar contributed. Elective contributions over 1% of pay and up to 6% of pay are matched with $0.50 for every dollar contributed. The Company's matching contributions vest 100% upon completion of 2 years of service.

        Total contributions to the 401(k) plan were $2.1 million, $1.1 million and $911 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

24. SUBSEQUENT ACQUISITION

        On January 1, 2014, the Company purchased 100% of the capital stock of Financial Commerce Corporation's wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capital Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

        Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. In connection with the acquisition, the Company contributed $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company incurred $423 thousand of acquisition related expenses during the year ended December 31, 2013 related to the acquisition of Talmer West Bank, included within "Bank acquisition and due diligence fees" in the consolidated statements of income. Although the acquisition included five branches in Nevada and New Mexico that are outside of the Company's target markets, 12 of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company's target market areas. The Company will evaluate its long-term strategy with respect to the branches acquired in Nevada and New Mexico in light of its Midwest regional bank focus.

        The assets and liabilities associated with the acquisition were recorded in the consolidated balance sheets at estimated fair value as of the acquisition date. The initial accounting for the acquisition was

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

24. SUBSEQUENT ACQUISITION (Continued)

incomplete at the time these financial statements were issued. The following allocation is preliminary and may change as additional information becomes available and additional analyses are completed.

(Dollars in thousands)
Consideration paid:
Cash	$6,500
Fair Value of identifiable assets acquired:
Cash and cash equivalents	216,331
Investment securities	13,619
Federal Home Loan Bank stock	5,933
Loans	572,173
Premises and equipment	4,912
Loan servicing rights	767
Other real estate owned	30,878
Core deposit intangible	3,633
Other assets	56,552

Total identifiable assets acquired	904,798
Fair value of liabilities assumed:
Deposits	857,769
Other liabilities	3,535

Total liabilities assumed	861,304

Fair Value of net identifiable assets acquired	43,494

Bargain purchase gain resulting from acquisition	$36,994

        Loans acquired in the Talmer West Bank acquisition were initially recorded at fair value with no separate allowance for loan losses. The Company reviewed the loans at acquisition to determine which should be considered purchased impaired loans (i.e. loans accounted for under ASC 310-30) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

        Information required by Item 11 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 12 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by Item 13 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services.

        Information required by Item 14 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        A list of financial statements filed herewith is contained in Part II, Item 8, "Financial Statements and Supplementary Data," above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index beginning on page 226 of this Annual Report on Form 10-K and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALMER BANCORP, INC.
March 27, 2014	By:	/s/ DAVID T. PROVOST David T. Provost Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Provost, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID PROVOST David Provost	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2014
/s/ DENNIS KLAESER Dennis Klaeser	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2014
/s/ MAX BERLIN Max Berlin	Director	March 27, 2014
/s/ DONALD COLEMAN Donald Coleman	Director	March 27, 2014

Name	Title	Date

/s/ GARY COLLINS Gary Collins	Vice Chairman, Director	March 27, 2014
/s/ JENNIFER GRANHOLM Jennifer Granholm	Director	March 27, 2014
/s/ PAUL HODGES, III Paul Hodges, III	Director	March 27, 2014
/s/ RONALD KLEIN Ronald Klein	Director	March 27, 2014
/s/ DAVID LEITCH David Leitch	Director	March 27, 2014
/s/ BARBARA MAHONE Barbara Mahone	Director	March 27, 2014
/s/ ROBERT NAFTALY Robert Naftaly	Director	March 27, 2014
/s/ ALBERT PAPA Albert Papa	Director	March 27, 2014
/s/ WILBUR ROSS, JR. Wilbur Ross, Jr.	Director	March 27, 2014
/s/ THOMAS SCHELLENBERG Thomas Schellenberg	Director	March 27, 2014
/s/ GARY TORGOW Gary Torgow	Chairman of the Company and the Board	March 27, 2014
/s/ ARTHUR WEISS Arthur Weiss	Director	March 27, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of CF Bancorp, Michigan, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 of our registration statement on Form S-1 filed on January 10, 2014)†

2.2	Purchase and Assumption Agreement, dated as of November 19, 2010, among the Federal Deposit Insurance Corporation, Receiver of First Banking Center, Burlington, Wisconsin, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 of our registration statement on Form S-1 filed on January 10, 2014)†

2.3	Purchase and Assumption Agreement, dated as of February 11, 2011, among the Federal Deposit Insurance Corporation, Receiver of Peoples State Bank, Hamtramck, Michigan, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 of our registration statement on Form S-1 filed on January 10, 2014)†

2.4	Purchase and Assumption Agreement, dated as of April 29, 2011, among the Federal Deposit Insurance Corporation, Receiver of Community Central Bank, Mount Clemens, Michigan, the Federal Deposit Insurance Corporation and Talmer Bank and Trust (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.4 of our registration statement on Form S-1 filed on January 10, 2014)†

2.5	Amended and Restated Asset Purchase Agreement by and between First Place Financial Corp. and Talmer Bancorp, Inc. dated December 14, 2012 (incorporated by reference to Exhibit 2.5 of our registration statement on Form S-1 filed on January 10, 2014)†

2.6	Stock Purchase Agreement by and among Talmer Bancorp, Inc., Capitol Bancorp Ltd. and Financial Commerce Corporation dated as of October 11, 2013 (incorporated by reference to Exhibit 2.6 of our registration statement on Form S-1 filed on January 10, 2014)†

3.1	Articles of Incorporation of Talmer Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of our registration statement on Form S-1 filed on January 10, 2014)

3.2	Third Amended and Restated Bylaws of Talmer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of our registration statement on Form S-1 filed on January 10, 2014)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our registration statement on Form S-1 filed on January 31, 2014)

4.2	Registration Rights Agreement entered into by Talmer Bancorp, Inc. for the benefit of WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. dated March 29, 2010 (incorporated by reference to Exhibit 4.2 of our registration statement on Form S-1 filed on January 10, 2014)

Exhibit Number		Description
4.3		Amendment No. 1 to Registration Rights Agreement by and between Talmer Bancorp, Inc. and WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. dated February 21, 2012 (incorporated by reference to Exhibit 4.3 of our registration statement on Form S-1 filed on January 10, 2014)

4.4		Form of Registration Rights Agreement by and between Talmer Bancorp, Inc. and the other signatories thereto dated February 21, 2012 (incorporated by reference to Exhibit 4.4 of our registration statement on Form S-1 filed on January 10, 2014)

10.1	*	Employment Agreement between David T. Provost, First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) and First Michigan Bank (now known as Talmer Bank and Trust) dated April 30, 2010 (incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed on January 10, 2014)

10.2	*	Employment Agreement between Gary Torgow and First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) dated April 30, 2010 (incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed on January 10, 2014)

10.3	*	Employment Agreement between Dennis Klaeser and First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) dated May 4, 2010 (incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed on January 10, 2014)

10.4	*	First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed on January 10, 2014)

10.5	*	First Amendment to Equity Incentive Plan dated April 30, 2010 (incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed on January 10, 2014)

10.6	*	Second Amendment to Equity Incentive Plan dated March 15, 2011(incorporated by reference to Exhibit 10.6 of our registration statement on Form S-1 filed on January 10, 2014)

10.7	*	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to our registration statement on Form S-1 filed on January 21, 2014)

10.8		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed on January 10, 2014)

10.9		Form of Stock Subscription Agreement by and between First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) and WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P. dated March 29, 2010 (incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed on January 10, 2014)

10.10		Form of Agreement and Amendment to Stock Subscription Agreement by and between First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) and WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P. dated April 14, 2010 (incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed on January 10, 2014)

10.11		Form of Warrant to Purchase Class A Common Stock issued to WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P. dated April 30, 2010 (incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed on January 10, 2014)

10.12		Form of Warrant to Purchase Class A Common Stock issued to WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P.(incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed on January 10, 2014)

Exhibit Number	Description
10.13	Warrant to Purchase Class B Common Stock issued to the FDIC dated April 30, 2010 (incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed on January 10, 2014)

10.14	Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 20, 2013 (incorporated by reference to Exhibit 10.15 of our registration statement on Form S-1 filed on January 10, 2014)

10.15	Consent Order effective April 5, 2010, between the FDIC, Michigan Office of Financial and Insurance Regulation (now known as the Michigan Department of Insurance and Financial Services) and Michigan Commerce Bank (now known as Talmer West Bank) (incorporated by reference to Exhibit 10.16 of our registration statement on Form S-1 filed on January 10, 2014)

21.1	Subsidiaries of Talmer Bancorp, Inc.

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

*
Management contract or compensatory plan or arrangement.

†
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.