Form 10-Q
period 2014-03-31
TALMER BANCORP, INC.
filed 2014-05-15
CIK 1360683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36308

TALMER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	61-1511150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 West Big Beaver Rd, Suite 525 Troy, Michigan	48084
(Address of principal executive offices)	(Zip Code)

(248) 498-2802

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the issuer’s Class A common stock, as of May 14, 2014 was 69,991,613.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  These forward-looking statements include statements related to our projected growth, proposed branch sales, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.  Potential risks and uncertainties include the following:

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

You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of some of the important factors that may affect actual outcomes

PART I

Item 1.  Financial Statements.

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2014	2013

Assets
Cash and due from banks	$107,170	$97,167
Interest-bearing deposits with other banks	318,368	206,160
Federal funds sold and other short-term investments	105,000	72,029
Total cash and cash equivalents	530,538	375,356
Securities available-for-sale	632,047	620,083
Federal Home Loan Bank stock	12,335	16,303
Loans held for sale, at fair value	75,931	85,252
Loans:
Residential real estate (includes $17.6 million and $16.3 million respectively, measured at fair value) (1)	1,268,200	1,085,453
Commercial real estate	1,147,820	755,839
Commercial and industrial	573,268	446,644
Real estate construction (includes $278 thousand and $1.4 million respectively, measured at fair value) (1)	143,569	176,226
Consumer	12,932	9,754
Total loans, excluding covered loans	3,145,789	2,473,916
Less: Allowance for loan losses - uncovered	(22,771)	(17,746)
Net loans - excluding covered loans	3,123,018	2,456,170
Covered loans	497,920	530,068
Less: Allowance for loan losses - covered	(38,000)	(40,381)
Net loans - covered	459,920	489,687
Net total loans	3,582,938	2,945,857
Premises and equipment	56,352	51,001
FDIC indemnification asset	119,045	131,861
Other real estate owned	57,451	29,955
Loan servicing rights	77,892	78,603
Core deposit intangible	16,102	13,205
FDIC receivable	8,130	7,783
Company-owned life insurance	39,814	39,500
Income tax benefit	178,882	126,200
Other assets	29,744	26,402
Total assets	$5,417,201	$4,547,361
Liabilities
Deposits:
Noninterest-bearing demand deposits	$950,671	$779,379
Interest-bearing demand deposits	714,043	598,281
Money market and savings deposits	1,370,691	1,215,864
Time deposits	1,270,927	927,313
Other brokered funds	80,000	80,000
Total deposits	4,386,332	3,600,837
FDIC clawback liability	25,593	24,887
FDIC warrants payable	4,423	4,118
Short-term borrowings	89,562	71,876
Long-term debt	177,483	199,037
Other liabilities	36,340	29,591
Total liabilities	4,719,733	3,930,346
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 3/31/2014 and 12/31/2013
Issued and outstanding - 0 shares at 3/31/2014 and 12/31/2013	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value Authorized - 198,000,000 shares at 3/31/2014 and 12/31/2013 Issued and outstanding - 69,962,461 shares at 3/31/2014 and 66,234,397 shares at 12/31/2013	69,962	66,234
Class B Non-Voting Common Stock - $1.00 par value Authorized - 2,000,000 shares at 3/31/2014 and 12/31/2013 Issued and outstanding - 0 shares at 3/31/2014 and 12/31/2013	—	—
Additional paid-in-capital	404,905	366,428
Retained earnings	225,016	192,349
Accumulated other comprehensive income (loss), net of tax	(2,415)	(7,996)
Total shareholders’ equity	697,468	617,015
Total liabilities and shareholders’ equity	$5,417,201	$4,547,361

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Interest income
Interest and fees on loans	$53,420	$48,738
Interest on investments
Taxable	1,878	1,364
Tax-exempt	1,952	994
Total interest on securities	3,830	2,358
Interest on interest earning cash balances	216	290
Interest on federal funds and other short term investments	177	200
Dividends on FHLB stock	185	407
FDIC indemnification asset	(6,718)	(8,148)
Total interest income	51,110	43,845
Interest Expense
Interest-bearing demand deposits	224	167
Money market and savings deposits	494	518
Time deposits	1,491	1,661
Other brokered funds	29	24
Interest on short-term borrowings	175	22
Interest on long-term debt	574	796
Total interest expense	2,987	3,188
Net interest income	48,123	40,657
Provision for loan losses - uncovered	6,424	1,176
Provision (benefit) for loan losses - covered	(2,498)	1,084
Net interest income after provision for loan losses	44,197	38,397

Noninterest income
Deposit fee income	3,274	4,512
Mortgage banking and other loan fees	1,264	5,185
Net gain on sales of loans	3,040	16,815
Bargain purchase gain	36,994	71,702
FDIC loss sharing income	(113)	130
Accelerated discount on acquired loans	6,466	2,293
Net gain (loss) on sales of securities	(2,310)	31
Other income	4,397	2,951
Total noninterest income	53,012	103,619

Noninterest expenses
Salary and employee benefits	35,726	52,896
Occupancy and equipment expense	9,148	7,022
Data processing fees	1,740	1,647
Professional service fees	4,290	3,887
FDIC loss sharing expense	524	696
Bank acquisition and due diligence fees	1,711	7,229
Marketing expense	1,091	1,537
Other employee expense	729	896
Insurance expense	1,849	2,932
Other expense	8,806	5,869
Total noninterest expenses	65,614	84,611
Income before income taxes	31,595	57,405
Income tax provision (benefit)	(1,072)	(3,050)
Net income	$32,667	$60,455

Earnings per share:
Basic	$0.48	$0.91
Diluted	$0.45	$0.89
Average shares outstanding - basic	68,121	66,229
Average shares outstanding - diluted	73,377	68,200

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013

Net income	$32,667	$60,455
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	6,277	(759)
Reclassification adjustment for (gains) losses on realized income (1)	2,310	(31)
Net unrealized gains (losses) on securities available-for-sale	8,587	(790)
Tax effect	(3,006)	283
Other comprehensive income (loss), net of tax	5,581	(507)
Total comprehensive income, net of tax	$38,248	$59,948

(1) Amounts are included in “Net gain (loss) on on sales of securities” in the Consolidated Statements of Income in total noninterest income. Income tax expense (benefit) associated with the reclassification adjustments for the three months ended March 31, 2014 and 2013 was ($808) thousand and $11 thousand, respectively, and are included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings				31		31
Net income				60,455		60,455
Other comprehensive loss					(507)	(507)
Stock based compensation expense			8,271			8,271
Balance at March 31, 2013	66,229	$66,229	$365,107	$154,246	$3,411	$588,993
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income				32,667		32,667
Other comprehensive income					5,581	5,581
Stock based compensation expense			180			180
Issuance of common shares	3,728	3,728	38,297			42,025
Balance at March 31, 2014	69,962	$69,962	$404,905	$225,016	$(2,415)	$697,468

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$32,667	$60,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,198	2,197
Amortization of core deposit intangibles	736	688
Stock-based compensation expense	180	8,270
Provisions for loan losses	3,926	2,260
Originations of loans held for sale	(239,275)	(744,770)
Proceeds from sales of loans	251,347	738,460
Net gain from sales of loans	(3,040)	(16,815)
Net (gain)/loss on sales of securities	2,310	(31)
Gain on acquisition	(36,994)	(71,702)
Valuation writedowns on other real estate	1,046	1,513
Valuation change in Company owned life insurance	(314)	(334)
Valuation change in loan servicing rights	3,067	92
Net additions to loan servicing rights	(1,589)	(6,229)
Net decrease in FDIC indemnification asset and receivable	12,469	27,063
Net gain on sales of other real estate owned	(1,006)	(1,452)
Net (increase)/decrease in accrued interest receivable and other assets	(2,478)	7,835
Net decrease in accrued expenses and other liabilities	4,243	46,792
Net securities premium/discount amortization	748	1,134
Other, net	721	11
Net cash from operating activities	29,962	55,438

Cash flows from investing activities
Net increase in uncovered loans	(107,499)	(9,548)
Net decrease in covered loans	30,202	49,264
Net decrease in FHLB stock	9,901	—
Purchases of available-for-sale securities	(61,288)	(257,771)
Purchases of premises and equipment	(4,263)	(959)
Proceeds from:
Maturities and redemptions of available-for-sale securities	14,014	156,213
Sale of available-for-sale securities	54,458	5,514
Sale of uncovered loans	3,034	1,426
Sale of other real estate owned	9,347	7,399
Sale of premises and equipment	1,618	10
Net cash provided from acquisition	209,831	394,805
Net cash from investing activities	159,355	346,353

Cash flows from financing activities
Net decrease in deposits	(72,274)	(48,151)
Repayments of long-term FHLB advances	(21,179)	(110,491)
Issuances of long-term FHLB advances	—	18,935
Repayment of senior unsecured line of credit	(35,000)	—
Net increase in other short-term borrowings	52,668	28,805
Other changes in long-term debt	(375)	90
Proceeds from issuance of common stock	42,025	—
Net cash used in financing activities	(34,135)	(110,812)

Net change in cash and cash equivalents	155,182	290,979
Beginning cash and cash equivalents	375,356	362,771
Ending cash and cash equivalents	$530,538	$653,750

Supplemental disclosure of cash flow information:
Interest paid	$3,312	2,282
Income taxes paid	2,226	15,775
Transfer from loans to other real estate owned	5,730	4,782
Transfer from loans held for sale to loans held for investment	236	—
Transfer from premises and equipment to other real estate owned	275	2,471

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	13,619	139,764
FHLB stock	5,933	12,993
Loans held for sale	—	213,946
Uncovered loans	572,173	1,530,376
Premises and equipment	4,912	22,168
Loan servicing rights	767	41,967
Company-owned life insurance	—	38,172
Other real estate owned	30,878	—
Core deposit intangible	3,633	9,816
Other assets	56,552	128,278
Deposits	857,769	2,121,258
Short-term borrowings	18	21,892
Long-term debt	—	312,956
Other liabilities	3,517	22,925

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BASIS OF PRESENTATION AND RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Talmer Bancorp, Inc. (“the Company”), and its wholly-owned subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Consolidated Financial Statements, primarily consisting of normal recurring adjustments, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or for any other interim period. Certain items in prior periods were reclassified to conform to the current presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s consolidated financial statements and footnotes included in the Annual Report of Talmer Bancorp, Inc. on Form 10-K for the year ended December 31, 2013.

On February 11, 2014, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 registering the shares of the Company’s common stock as “TLMR” on the Nasdaq Capital Market.  On February 14, 2014, the Company completed the initial public offering of 15,555,555 shares of Class A common stock for $13 per share.  Of the 15,555,555 shares sold, 3,703,703 shares were sold by the Company and 11,851,852 shares were sold by certain selling shareholders.  In addition, on February 21, 2014, the selling shareholders sold an additional 2,333,333 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option.  The Company received net proceeds of approximately $42.0 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.

Customer Initiated Derivatives

In the first quarter 2014, the Company began entering into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”).  Therefore, these derivatives are not used to manage interest rate risk in the Company’s assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivative.  Income primarily results from the spread between the customer derivative and the offsetting dealer positions. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further by the type of hedging relationship.  The Company presents derivative instruments at fair value in the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.  The Company has no derivatives designated as qualifying accounting hedging instruments.  For derivative instruments not designated as hedging instruments, the gain or loss derived from changes in fair value are recognized in current earnings during the period of change.

Subsequent Events

In April 2014, the Company entered into an agreement to sell its 11 branch offices in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation.  Town Bank will assume all of the Company’s deposits in Wisconsin.  As of March 31, 2014, the Company’s deposits in Wisconsin were approximately $360 million.  The Company will not sell any loans to Town Bank in the transaction.  The closing of the transaction, which is expected in the third quarter of 2014, is pending regulatory approval, an environmental review of the 11 branch offices and other customary terms and conditions.  Under the terms of the purchase and assumption agreement, the Company will sell the owned branch offices for approximately $13.5 million more than the net book value of the assets.  The transaction is also expected to eliminate approximately $1 million of the Company’s core deposit intangibles related to the deposits sold.  The Company expects to incur approximately $1 million in expenses related to the transaction.

Also in April 2014, Talmer West Bank agreed to sell its single branch office in Albuquerque, New Mexico along with its approximate $37 million of deposits and approximately $20 million of loans to Grants State Bank, a unit of First Bancorp of Durango Inc. The transaction is expected to be completed in the third quarter of 2014, subject to regulatory approval and other customary terms and conditions.

Recently Adopted and Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), which clarifies the time at which a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan.  The creditor is considered to have physical possession when legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed.  Consequently it should reclassify the loan to other real estate owned at that time.  ASU 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, as such, the Company will adopt ASU 2014-04 as of January 1, 2015.  Under the provisions, the Company will have the option to adopt the amendments in the ASU using either a modified retrospective transition method or a prospective transition method.  The Company is currently evaluating the provisions of ASU 2014-04.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results and will permit companies to have continuing cash flows and significant continuing involvement with the disposed component.  ASU 2014-08 is effective for disposals (or classifications as held for sale) and acquired businesses or nonprofit activities that  are classified as held for sale upon acquisition that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  As such, the Company will evaluate the provisions of ASU 2014-08 as it relates to any potential disposals or acquisitions beginning on or after January 1, 2015.

2.  BUSINESS COMBINATIONS

The Company has determined that the acquisitions of First Place Bank and Talmer West Bank (formerly known as Michigan Commerce Bank) constitute business combinations as defined by the FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement”. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

On January 1, 2014, the Company purchased 100% of the capital stock of Financial Commerce Corporation’s wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana

Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capital Bancorp, Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to the Company.

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  The Company contributed $99.5 million of additional capital during the three months ended March 31, 2014 to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter 2014.  The Company incurred $1.6 million of acquisition related expenses during the three months ended March 31, 2014 related to the acquisition of Talmer West Bank, included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Although the acquisition included five branches in Nevada and New Mexico that are outside of the Company’s target markets, 12 of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the consolidated balance sheets at estimated fair value as of the acquisition date.  The initial accounting for the acquisition was incomplete at the time these financial statements were issued.  The following allocation is preliminary and may change as additional information becomes available and additional analyses are completed.

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

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available to make preliminary estimates of the fair value. While the Company believes that information provides a reasonable basis for estimating the fair values, it expects to obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the acquisition or the date we receive the information about the facts and circumstances that existed at acquisition date. Subsequent adjustments, if any, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired and changes in the determination on whether such loans are considered purchased credit impaired; (2) changes in the estimated fair value of certain  premises and equipment acquired; (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be built in losses; (4) changes in the estimated fair value of time deposits and (5) a change in the bargain purchase gain caused by the net effect of these adjustments.

The Talmer West Bank acquisition resulted in a pre-tax bargain purchase gain of $37.0 million as the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed and consideration paid.  The gain was included within “Bargain purchase gain” in the Consolidated Statements of Income.

Loans acquired in the Talmer West Bank acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”)) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

Fair values for purchased loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of the loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates.  Larger purchased loans are individually evaluated while smaller purchased loans are grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.

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

Purchased loans outside the scope of ASC 310-30 are accounted for under FASB ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Other Costs” (“ASC 310-20”).  Premiums and discounts created when the loans were recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan’s yield.

Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)

Accounted for under ASC 310-30:
Contractual cash flows	$331,514
Contractual cash flows not expected to be collected (nonaccretable difference)	85,806
Expected cash flows	245,708
Interest component of expected cash flows (accretable yield)	32,852
Fair value at acquisition	$212,856

Excluded from ASC 310-30 accounting:
Unpaid principal balance	$362,782
Fair value discount	(3,465)
Fair value at acquisition	359,317
Total fair value at acquisition	$572,173

Talmer West Bank’s results of operations have been included in the Company’s financial results since the January 1, 2014 acquisition date.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Talmer West Bank as if the acquisition had occurred as of January 1, 2013 with pro forma adjustments to give effect of any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2013.

	For the three months ended March 31,
(Dollars in thousands)	2014 (1)	2013
Net Interest and other income	$101,135	$157,271
Net Income	32,667	61,064
Earnings per share:
Basic	$0.48	$0.92
Diluted	0.45	0.90

(1) As the business combination was effective January 1, 2014, there were no proforma adjustments for the three months ended March 31, 2014.

On January 1, 2013, the Company purchased substantially all of the assets of First Place Financial Corp. (FPFC) including all of the issued and outstanding shares of common stock of First Place Bank, a wholly-owned subsidiary of FPFC, headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million.  Under the provisions of the asset purchase agreement, the Company assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired.  Following the acquisition, the Company contributed $179.0 million of additional capital in order to recapitalize First Place Bank with commitments to contribute additional capital if needed.  For the three months ended March 31, 2014, the Company incurred $130 thousand of acquisition and due diligence fees related to costs associated with the First Place Bank transaction.  The Company incurred $7.2 million of acquisition related expenses during the three months ended March 31, 2013 primarily related to the acquisition of First Place Bank included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  First Place Bank was consolidated with and into Talmer Bank and Trust on February 10, 2014.

The following table presents a summary of the assets and liabilities purchased in the First Place Bank acquisition recorded at fair value.

(Dollars in thousands)
Consideration paid:
Cash	$45,000

Fair value of identifiable assets acquired:
Cash and cash equivalents	439,805
Investment securities	139,764
Federal Home Loan Bank stock	12,993
Loans held-for-sale	213,946
Loans	1,530,376
Premises and equipment	22,168
Loan servicing rights	41,967
Company-owned life insurance	38,172
Other real estate owned	18,448
Core deposit intangible	9,816
Other assets	128,278
Total identifiable assets acquired	2,595,733

Fair value of liabilities assumed:
Deposits	2,121,258
Short-term borrowings	21,892
Long-term debt	312,956
Other liabilities	22,925
Total liabilities assumed	2,479,031

Fair value of net identifiable assets acquired	116,702
Bargain purchase gain resulting from acquisition	$71,702

The First Place Bank acquisition resulted in a pre-tax bargain purchase gain of $71.7 million as the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed and consideration paid. The gain was included within “Bargain purchase gain” in the Consolidated Statements of Income.

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

Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)

Accounted for under ASC 310-30:
Contractual cash flows	$738,639
Contractual cash flows not expected to be collected (nonaccretable difference)	150,008
Expected cash flows	588,631
Interest component of expected cash flows (accretable yield)	158,221
Fair value at acquisition	$430,410

Excluded from ASC 310-30 accounting:
Unpaid principal balance	$1,094,223
Fair value premium	5,743
Fair value at acquisition	1,099,966
Total fair value at acquisition	$1,530,376

First Place Bank’s results of operations have been included in the Company’s financial results since the January 1, 2013 acquisition date.

3.  FAIR VALUE

The fair value framework as detailed by FASB ASC Topic 820, “Fair Value Measurement” requires the categorization of assets and liabilities into a three-level hierarchy based on the markets in which the financial instruments are traded and the reliability of the assumptions used to determine fair value. A brief description of each level follows.

Level 1 — Valuation is based upon quoted prices (unadjusted) for identical instruments in active markets.

Level 2 — Valuation is based upon quoted prices for identical or similar instruments in markets that are not active; quoted prices for similar instruments in active markets; or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 — Valuation is measured through utilization of model-based techniques that rely on at least one significant assumption not observable in the market. Any necessary unobservable assumptions used reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

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

Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and any significant assumptions used to estimate fair value disclosures for financial assets and liabilities not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets for liabilities are classified. Transfers of asset or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

Cash and cash equivalents: Due to the short-term nature, the carrying amount of these assets approximates the estimated fair value.  The Company classifies cash and due from banks as Level 1 and interest-bearing deposits with other banks and federal funds and other short-term investments as Level 2.

Securities available-for-sale:  Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data.  Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange and U.S Treasury securities traded in active over-the-counter markets.  Level 2 securities include obligations issued by U.S. government-sponsored enterprises, state and municipal obligations, mortgage-backed securities issued by both U.S. government-sponsored enterprises and non-agency enterprises securities, corporate debt securities, Small Business Administration Pools and privately issued commercial mortgage-backed securities that have active markets at the measurement date. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.

Securities classified as Level 3, including an obligation of a political subdivision and a trust preferred security (included within “Corporate debt securities”) as of March 31, 2014, represent securities in less liquid markets requiring significant management assumptions when determining fair value. The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The Troubled Asset Relief Program preferred securities and the trust preferred security fair values are compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation is determined using a discounted cash flow model prepared internally which includes a significant unobservable input related to the credit assumption of the security.  Since the purchase of this security, no credit related concerns have come to the Company’s attention, therefore no additional credit loss assumptions were made.

Federal Home Loan Bank (“FHLB”) Stock: Restricted equity securities are not readily marketable and are recorded at cost and evaluated for impairment based on the ultimate recoverability of initial cost. No significant observable market data is available for these instruments. The Company considers the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of cost.  The Company believes its investments in FHLB stock are ultimately recoverable at cost.

Loans held for sale:  Loans held for sale are carried at fair value based on the Company’s election of the fair value option. The fair value is determined based on quoted market rates and other market conditions considered relevant. These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties. The Company classifies loans held for sale as recurring Level 2.

Loans measured at fair value:  During the normal course of business, loans originated with the initial intention to sell but are not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination.  The fair value of these loans are estimated using discounted cash flows taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan, and an illiquidity discount reflecting the relative illiquidity of the market. Due to the adjustments for unobservable inputs, the Company classifies the loans transferred from loans held for sale as recurring Level 3.

Loans:  The Company does not record loans at fair value on a recurring basis other than those discussed in “Loans measured at fair value” above. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans, outside the scope of ASC 310-30, are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans, which include all nonaccrual loans and troubled debt restructurings, are disclosed as nonrecurring fair value measurements when an allowance is established based on the fair value of the underlying collateral.  Appraisals for collateral-dependent impaired loans are prepared by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics to determine if additional downward adjustments should be made, which generally range from 0% to 40%. Property values are typically adjusted when management is aware of circumstances, economic changes or other conditions, since the date of the appraisal that would impact the expected selling price. Such adjustments are usually significant and result in a nonrecurring Level 3 classification.

Estimated fair values for loans accounted for under ASC 310-30 are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Cash flows expected to be collected on these loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. The Company classifies the estimated fair value of loans accounted for under ASC 310-30 as Level 3.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  As of March 31, 2014 there were no impaired premises and equipment.  Impaired premises and equipment at December 31, 2013 was recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 2.

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

Other real estate owned: Other real estate owned represents property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered loans, or by closing of branches or operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value less estimated costs to sell based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management’s estimate of the value, using a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property.  Adjustments are typically significant and result in a Level 3 classification.

Loan servicing rights: Loan servicing rights are accounted for under the fair value measurement method.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Changes in fair value of loan servicing rights are recorded in “Mortgage banking and other loan fees”.  Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3.

At March 31, 2014 and December 31, 2013, loan servicing rights included the following assumptions:

	Commercial Real Estate	Agricultural	Mortgage
As of March 31, 2014
Prepayment speed	7.08-50.00%	5.34-52.66%	3.67-41.26%
Weighted average (“WA”) discount rate	19.32%	15.00%	9.66%
WA cost to service/per year	$471	$200	$57
WA ancillary income/per year	N/A	N/A	36
WA float range	0.56%	0.56%	0.87-1.69%

As of December 31, 2013
Prepayment speed	8.50-50.00%	4.98-53.16%	3.55-44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73-1.54%

FDIC receivable: The FDIC receivable represents claims submitted to the Federal Deposit Insurance Corporation (“FDIC”) for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC receivable as Level 2.

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

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at March 31, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its over-the-counter derivative valuations in Level 2 of the fair value hierarchy.

Accrued interest receivable and payable: Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value; therefore, the Company classifies the estimated fair value of accrued interest receivable and payable as Level 2.

Deposits: The estimated fair value of demand deposits (e.g., noninterest and interest-bearing demand, savings, other brokered funds and certain types of money market accounts) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of the Company’s long-term relationships with depositors, commonly known as core deposit intangibles, which are not considered financial instruments.  The Company classifies the estimated fair value of deposits as Level 2.

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

FDIC warrants payable: FDIC warrants payable represent stock warrants that were issued to the FDIC in connection with the 2010 FDIC-assisted acquisition of CF Bancorp. These warrants are recorded at net present value based on management estimates used in a discounted pricing model. The inputs into the pricing model include management’s assumption of an 8% annualized growth rate.  The carrying amount of these instruments approximates the estimated fair value.  The Company classifies the estimated fair value of FDIC warrants payable as Level 3.

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Securities available-for-sale:
U.S. Treasury securities	$3,250	$3,250	$—	$—
U.S. government sponsored agency obligations	114,154	—	114,154	—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	167,579	—	167,579	—
Small Business Administration (“SBA”) Pools	37,884	—	37,884	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	231,457	—	231,457	—
Privately issued	3,516	—	3,516	—
Privately issued commercial mortgage-backed securities	5,156	—	5,156	—
Corporate debt securities	68,162	—	67,742	420
Equity securities	492	492	—	—
Total securities available-for-sale	632,047	3,742	627,488	817
Loans measured at fair value:
Residential real estate	17,636	—	—	17,636
Real estate construction	278	—	—	278
Loans held for sale	75,931	—	75,931	—
Loan servicing rights	77,892	—	—	77,892
Derivative assets	1,420	—	1,420	—
Total assets at fair value	$805,204	$3,742	$704,839	$96,623
Derivative liabilities	52	—	52	—
Total liabilties at fair value	$52	$—	$52	$—

December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,237	$—	$98,237	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	182,000	—	182,000	—
Small Business Administration (“SBA”) Pools	42,426	—	42,426	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	218,922	—	218,922	—
Privately issued	4,446	—	4,446	—
Privately issued commercial mortgage-backed securities	5,147	—	5,147	—
Corporate debt securities	68,020	—	67,615	405
Equity securities	489	489	—	—
Total securities available-for-sale	620,083	489	618,793	801
Loans measured at fair value:
Residential real estate	16,334	—	—	16,334
Real estate construction	1,374	—	—	1,374
Loans held for sale	85,252	—	85,252	—
Loans servicing rights	78,603	—	—	78,603
Derivative assets	2,630	—	2,630	—
Total assets at fair value	$804,276	$489	$706,675	$97,112

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2014 or 2013.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended March 31, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition				767
Transfers from loans held for sale	—	—	236	—
Total gains (losses)
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	12	(3,067)
Recorded in other comprehensive income (OCI) (pre-tax)	—	14	—	—
New originations	—	—	—	1,589
Repayments	—	—	(170)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$420	$17,914	$77,892

	Three months ended March 31, 2013
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$15,250	$—	$—
Transfers based on new accounting policy election	—	—	—	5,657	(1)
Additions due to acquisition	—	440	—	41,967
Total gains (losses)
Recorded in earnings (realized):
Recorded in “Mortgage banking and other loan fees”	—	—	—	(92)
Recorded in OCI (pre-tax)	—	54	—	—
New originations	—	—	—	6,229
Balance, end of period	$396	$15,744	$—	$53,761

(1)   The balance transferred includes $31 thousand of cumulative adjustment related to the change in accounting policy referenced in Note 1 to our audited financial statements included in our 2013 Annual Report.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Aggregate fair value	$17,914	$17,708
Contractual balance	18,216	18,022
Fair market value loss	(302)	(314)

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of March 31, 2014 was $214 thousand and $251 thousand, respectively.  Of the aggregate fair value of loans that were 90 days or more past due, $214 thousand were on nonaccrual status.  The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2013 was $293 thousand and $301 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due, $252 thousand were on nonaccrual status

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “interest and fees on loans” in the Consolidated Statements of Income. For the three months ended March 31, 2014, there was $91 thousand of interest income earned on loans transferred from loans held for sale to loans held for investment.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of March 31, 2014 or December 31, 2013.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Aggregate fair value	$75,931	$85,252
Contractual balance	71,870	82,567
Unrealized gain	4,061	2,685

The total amount of gains (losses) from changes in fair value included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Change in fair value	$1,376	$(552)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,908	$—	$—	$2,908
Commercial real estate	2,930	—	—	2,930
Commercial and industrial	724	—	—	724
Total uncovered impaired loans	6,562	—	—	6,562
Covered
Residential real estate	1,573	—	—	1,573
Commercial real estate	741	—	—	741
Commercial and industrial	874	—	—	874
Consumer	13	—	—	13
Total covered impaired loans	3,201	—	—	3,201
Total impaired loans	9,763	—	—	9,763
Other real estate owned (uncovered)(2)	1,616	—	—	1,616
Other real estate owned (covered)(3)	337	—	—	337
Total	$11,716	$—	$—	$11,716

December 31, 2013
Impaired loans:(1)
Uncovered
Residential real estate	$1,569	$—	$—	$1,569
Commercial and industrial	762	—	—	762
Total uncovered impaired loans	2,331	—	—	2,331
Covered
Commercial real estate	644	—	—	644
Total covered impaired loans	644	—	—	644
Total impaired loans	2,975	—	—	2,975
Other real estate owned (uncovered) (2)	2,216	—	—	2,216
Other real estate owned (covered) (3)	4,596	—	—	4,596
Premises and equipment	105	—	105	—
Total	$9,892	$—	$105	$9,787

(1)         Specific reserves of $3.5 million and $1.4 million were provided to reduce the fair value of these loans at March 31, 2014 and December 31, 2013, respectively, based on the estimated fair value of the underlying collateral. In addition, charge-offs of $3 thousand and $6 thousand reduced the fair value of these loans for the three months ended March 31, 2014 and 2013, respectively.

(2)         The Company charged $679 thousand and $361 thousand through other noninterest expenses during the three months ended March 31, 2014 and 2013, respectively, to reduce the fair value of these properties.

(3)         The Company charged $367 thousand and $1.2 million through other noninterest expenses during the three months ended March 31, 2014 and 2013, respectively, to reduce the fair value of these properties. These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

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

The following tables present the carrying amount and estimated fair values of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company’s Consolidated Balance Sheets.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Cash and cash equivalents	$530,538	$530,538	$107,170	$423,368	$—
Federal Home Loan Bank stock	12,335	N/A
Net loans, excluding covered loans(1)	3,123,018	3,193,719	—	—	3,193,719
Net covered loans(2)	459,920	533,149	—	—	533,149
Accrued interest receivable	9,955	9,955	—	9,955	—
FDIC indemnification asset	119,045	77,063	—	—	77,063
FDIC receivable	8,130	8,130	—	8,130	—
Company-owned life insurance	39,814	39,814	—	39,814	—

Financial liabilities:
Deposits:
Savings and demand deposits	$3,115,405	$3,115,405	$—	$3,115,405	$—
Time deposits	1,270,927	1,274,210	—	1,274,210	—
Total deposits	4,386,332	4,389,615	—	4,389,615
FDIC clawback liability	25,593	25,593	—	—	25,593
Short term borrowings	89,562	89,562	—	89,562	—
Long-term debt	177,483	170,053	—	170,053	—
FDIC warrants payable	4,423	4,423	—	—	4,423
Accrued interest payable	598	598	—	598	—

(1) Included $6.6 million of impaired loans recorded at fair value on a nonrecurring basis and $17.9 million of loans recorded at fair value on a recurring basis.

(2) Included $3.2 million of impaired loans recorded at fair value on a nonrecurring basis.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Cash and cash equivalents	$375,356	$375,356	$97,167	$278,189	$—
Federal Home Loan Bank stock	16,303	N/A
Net loans, excluding covered loans(1)	2,456,170	2,574,109	—	—	2,574,109
Net covered loans(2)	489,687	534,857	—	—	534,857
Accrued interest receivable	7,968	7,968	—	7,968	—
FDIC indemnification asset	131,861	84,010	—	—	84,010
FDIC receivable	7,783	7,783	—	7,783	—
Company-owned life insurance	39,500	39,500	—	39,500	—

Financial liabilities:
Deposits:
Savings and demand deposits	$2,673,524	$2,673,524	$—	$2,673,524	$—
Time deposits	927,313	928,128	—	928,128	—
Total deposits	3,600,837	3,601,652	—	3,601,652	—
FDIC clawback liability	24,887	24,887	—	—	24,887
Short term borrowings	71,876	71,876	—	71,876	—
Long-term debt	199,037	190,420	—	190,420	—
FDIC warrants payable	4,118	4,118	—	—	4,118
Accrued interest payable	626	626	—	626	—

(1) Included $2.3 million of impaired loans recorded at fair value on a nonrecurring basis and $17.7 million of loans recorded at fair value on a recurring basis.

(2) Included $644 thousand of impaired loans recorded at fair value on a nonrecurring basis.

4.   SECURITIES

A summary of the Company’s securities available-for-sale is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Treasury securities	$3,250	$—	$—	$3,250
U.S. government sponsored agency obligations	116,091	129	(2,066)	114,154
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	167,400	2,362	(2,183)	167,579
SBA Pools	38,065	115	(296)	37,884
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	233,179	1,087	(2,809)	231,457
Privately issued	3,490	27	(1)	3,516
Privately issued commercial mortgage-backed securities	5,168	—	(12)	5,156
Corporate debt securities	68,223	333	(394)	68,162
Equity securities	500	—	(8)	492
Total securities available-for-sale	$635,763	$4,053	$(7,769)	$632,047

December 31, 2013
U.S. government sponsored agency obligations	$102,597	$—	$(4,360)	$98,237
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	184,351	2,102	(4,453)	182,000
SBA Pools	42,956	162	(692)	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	223,518	729	(5,325)	218,922
Privately issued	4,453	22	(29)	4,446
Privately issued commercial mortgage-backed securities	5,181	—	(34)	5,147
Corporate debt securities	68,433	237	(650)	68,020
Equity securities	500	—	(11)	489
Total securities available-for-sale	$632,385	$3,252	$(15,554)	$620,083

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Proceeds	$54,458	$5,514
Gross gains	—	55
Gross losses	(2,310)	(24)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 are shown below. Contractual maturity is utilized for U.S treasury securities, U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$7,820	$7,826
After one year through five years	62,382	63,242
After five years through ten years	201,454	200,432
After ten years	363,607	360,055
Equity securities	500	492
Total securities available-for-sale	$635,763	$632,047

Securities with amortized cost of $230.4 million and $271.3 million were pledged at March 31, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2014
U.S. government sponsored agency obligations	$105,543	$(2,066)	$—	$—	$105,543	$(2,066)
Obligations of state and political subdivisions:
Tax-exempt	82,151	(1,926)	6,326	(257)	88,477	(2,183)
SBA Pools	14,308	(191)	8,104	(105)	22,412	(296)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	142,978	(2,550)	18,457	(259)	161,435	(2,809)
Privately issued	275	(1)	—	—	275	(1)
Privately issued commercial mortgage-backed securities	5,156	(12)	—	—	5,156	(12)
Corporate debt securities	23,698	(369)	420	(25)	24,118	(394)
Equity securities	492	(8)	—	—	492	(8)
Total securities available-for-sale	$374,601	$(7,123)	$33,307	$(646)	$407,908	$(7,769)

December 31, 2013
U.S. government sponsored agency obligations	$98,237	$(4,360)	$—	$—	$98,237	$(4,360)
Obligations of state and political subdivisions:
Tax-exempt	102,585	(4,159)	5,794	(294)	108,379	(4,453)
SBA Pools	26,498	(692)	—	—	26,498	(692)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	155,028	(4,952)	18,846	(373)	173,874	(5,325)
Privately issued	557	(1)	1,746	(28)	2,303	(29)
Privately issued commercial mortgage-backed securities	5,147	(34)	—	—	5,147	(34)
Corporate debt securities	34,487	(650)	—	—	34,487	(650)
Equity securities	489	(11)	—	—	489	(11)
Total securities available-for-sale	$423,028	$(14,859)	$26,386	$(695)	$449,414	$(15,554)

As of March 31, 2014, the Company’s security portfolio consisted of 309 securities, 153 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At March 31, 2014, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $407.9 million with gross unrealized losses of $7.8 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

5.                    LOANS

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15 to 30 year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. The majority of these loans originated by the Company conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. As such, the credit underwriting standards adhere to the underwriting standards and documentation requirements established by the respective investor or correspondent bank.  Residential real estate loans also include home equity loans and line of credit that are secured by a first- or second-lien on the borrower’s residence.  Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

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

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans. Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, key indicators of the ability to repay and borrower credit scores. A certain level of security is provided through liens on automobile or watercraft titles, where applicable. Economic conditions that affect consumers in the Company’s markets have a direct impact on the credit quality of these loans. Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Loans at March 31, 2014 and December 31, 2013 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
March 31, 2014
Residential real estate	$96,534	$22,874	$119,408	$272,920	$995,280	$1,268,200	$1,387,608
Commercial real estate	243,737	35,412	279,149	235,406	912,414	1,147,820	1,426,969
Commercial and industrial	47,488	23,667	71,155	18,410	554,858	573,268	644,423
Real estate construction	14,977	1,918	16,895	11,391	132,178	143,569	160,464
Consumer	11,131	182	11,313	3,382	9,550	12,932	24,245
Total	$413,867	$84,053	$497,920	$541,509	$2,604,280	$3,145,789	$3,643,709	(1)

December 31, 2013
Residential real estate	$100,034	$23,300	$123,334	$253,528	$831,925	$1,085,453	$1,208,787
Commercial real estate	262,769	36,632	299,401	98,299	657,540	755,839	1,055,240
Commercial and industrial	51,407	27,030	78,437	5,985	440,659	446,644	525,081
Real estate construction	15,268	1,950	17,218	1,970	174,256	176,226	193,444
Consumer	11,508	170	11,678	2,907	6,847	9,754	21,432
Total	$440,986	$89,082	$530,068	$362,689	$2,111,227	$2,473,916	$3,003,984	(1)

(1) Reported net of deferred fees and costs totaling $10.5 million and $9.8 million at March 31, 2014 and December 31, 2013, respectively.

Nonperforming Assets and Past Due Loans

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank or Talmer West Bank and other real estate owned obtained through foreclosure or closing of branch or operating facilities.

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

Information as to nonperforming assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$13,822	$15,415
Commercial real estate	8,838	5,591
Commercial and industrial	2,249	2,681
Real estate construction	582	510
Consumer	102	100
Total nonaccrual loans	25,593	24,297
Other real estate owned	47,286	18,384
Total uncovered nonperforming assets	72,879	42,681

Covered nonperforming assets
Nonaccrual loans
Residential real estate	1,330	988
Commercial real estate	7,798	8,124
Commercial and industrial	4,904	7,201
Real estate construction	1,465	1,372
Consumer	25	31
Total nonaccrual loans	15,522	17,716
Other real estate owned	10,165	11,571
Total covered nonperforming assets	25,687	29,287
Total nonperforming assets	$98,566	$71,968

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	3	539
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$3	$539
Covered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	7	—
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$7	$—

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	March 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$7,900	$676	$6,616	$15,192	$980,088	$995,280	$3
Commercial real estate	2,461	1,929	6,089	10,479	901,935	912,414	—
Commercial and industrial	1,946	212	1,174	3,332	551,526	554,858	—
Real estate construction	2,852	436	—	3,288	128,890	132,178	—
Consumer	278	3	3	284	9,266	9,550	—
Total	$15,437	$3,256	$13,882	$32,575	$2,571,705	$2,604,280	$3
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$835	$403	$141	$1,379	$21,495	$22,874	$7
Commercial real estate	444	404	5,344	6,192	29,220	35,412	—
Commercial and industrial	38	677	4,214	4,929	18,738	23,667	—
Real estate construction	—	—	1,413	1,413	505	1,918	—
Consumer	2	1	19	22	160	182	—
Total	$1,319	$1,485	$11,131	$13,935	$70,118	$84,053	$7

	December 31, 2013
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,244	$1,849	$6,641	$19,734	$812,191	$831,925	$539
Commercial real estate	1,400	4,992	1,122	7,514	650,026	657,540	—
Commercial and industrial	136	25	560	721	439,938	440,659	—
Real estate construction	5,038	356	359	5,753	168,503	174,256	—
Consumer	207	38	4	249	6,598	6,847	—
Total	$18,025	$7,260	$8,686	$33,971	$2,077,256	$2,111,227	$539

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$827	$260	$224	$1,311	$21,989	$23,300	$—
Commercial real estate	324	558	5,681	6,563	30,069	36,632	—
Commercial and industrial	1,619	119	4,476	6,214	20,816	27,030	—
Real estate construction	—	—	1,365	1,365	585	1,950	—
Consumer	1	17	7	25	145	170	—
Total	$2,771	$954	$11,753	$15,478	$73,604	$89,082	$—

Impaired Loans

Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonaccrual loans	$25,593	$24,297
Performing troubled debt restructurings:
Residential real estate	828	328
Commercial real estate	3,003	1,637
Commercial and industrial	1,365	1,367
Real estate construction	96	90
Consumer	30	30
Total uncovered performing troubled debt restructurings	5,322	3,452
Total uncovered impaired loans	$30,915	$27,749

Covered
Nonaccrual loans	$15,522	$17,716
Performing troubled debt restructurings:
Residential real estate	2,582	2,691
Commercial real estate	15,056	14,391
Commercial and industrial	3,030	3,802
Real estate construction	111	163
Total covered performing troubled debt restructurings	20,779	21,047
Total covered impaired loans	$36,301	$38,763

Troubled Debt Restructurings

The Company assesses all loan modifications to determine whether a modification constitutes a troubled debt restructuring (“TDR”). For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower.   For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the expected cash flows after the modification is less than the expected cash flows at the time the loan was acquired in association with consideration of qualitative factors included within ASC 310-40.  All TDRs are considered impaired loans.  The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of charge off and/or allowance for loan losses.

As of March 31, 2014, there were $16.4 million of nonperforming TDRs and $26.1 million of performing TDRs included in impaired loans.  As of December 31, 2013, there were $17.9 million of nonperforming TDRs and $24.5 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following tables present the recorded investment of loans modified in TDRs during the three months ended March 31, 2014 and 2013 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at March 31, 2014	Net charge-offs (recoveries)	Provision for loan losses (2)
For the three months ended March 31, 2014
Uncovered
Residential real estate	$—	$67	$233	$—	6	$300	$—	$—
Commercial real estate	—	—	713	937	5	1,650	(9)	133
Commercial and industrial	34	—	—	123	4	157	—	34
Total uncovered	$34	$67	$946	$1,060	15	$2,107	$(9)	$167

Covered
Residential real estate	$116	$—	$—	$—	5	$116	$6	$6
Commercial real estate	—	—	—	443	1	443	—	—
Commercial and industrial	—	—	27	—	3	27	—	—
Total covered	$116	$—	$27	$443	9	$586	$6	$6
Total loans	$150	$67	$973	$1,503	24	$2,693	$(3)	$173

(1) Loan forgiveness related to loans modified in TDRs for the three months ended March 31, 2014 totaled $127 thousand.

(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

	Concession type			Total	Total recorded	Financial effect of modification
(Dollars in thousands)	Principal deferral (1)	Interest rate	Forbearance agreement	number of loans	investment at March 31, 2013	Net charge-offs	Provision for loan losses (2)
For the three months ended March 31, 2013
Uncovered
Residential real estate	$—	$—	$177	4	$177	$—	$—
Commercial real estate	252	—	19	2	271	—	6
Commercial and industrial	—	—	85	1	85	—	—
Consumer	—	—	3	3	3	—	—
Total uncovered	$252	$—	$284	10	$536	$—	$6

Covered
Residential real estate	$578	$—	$—	6	$578	$—	$35
Commercial real estate	—	228	—	4	228	—	20
Commercial and industrial	20	369	64	14	453	—	15
Real estate construction	—	6	—	1	6	—	—
Total covered	$598	$603	$64	25	$1,265	$—	$70
Total loans	$850	$603	$348	35	$1,801	$—	$76

(1) No amounts were forgiven for the three months ended March 31, 2013 as a result of modification.

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three months ended March 31, 2014 and 2013, including the recorded investment as of March 31, 2014 and 2013.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

(Dollars in thousands)	Total number of loans	Total recorded investment	Charge-offs following a subsequent default
For the three months ended March 31, 2014
Uncovered
Residential real estate	20	$1,157	$81
Commercial real estate	2	1,487	150
Commercial and industrial	1	135	—
Total uncovered	23	2,779	231
Covered
Residential real estate	7	171	7
Commercial real estate	5	222	—
Commercial and industrial	10	230	7
Real estate construction	1	776	—
Total covered	23	1,399	14
Total loans	46	$4,178	$245

For the three months ended March 31, 2013
Uncovered
Residential real estate	1	$133	$—
Consumer	2	3	—
Total uncovered	3	136	—
Covered
Residential real estate	1	174	—
Commercial real estate	9	1,320	—
Commercial and industrial	8	722	—
Consumer	1	—	—
Total covered	19	2,216	—
Total loans	22	$2,352	$—

At March 31, 2014, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.1 million.

The terms of certain other loans that were modified during the three months ending March 31, 2014 and 2013 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in lower expected cash flows than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Uncovered loans
Commercial real estate	$1,018,275	$63,219	$57,488	$8,838	$1,147,820
Commercial and industrial	549,174	11,680	10,165	2,249	573,268
Real estate construction	139,026	2,215	1,746	582	143,569
Total	$1,706,475	$77,114	$69,399	$11,669	$1,864,657

Covered loans
Commercial real estate	$149,456	$23,514	$98,381	$7,798	$279,149
Commercial and industrial	41,153	6,939	18,159	4,904	71,155
Real estate construction	5,685	3,192	6,553	1,465	16,895
Total	$196,294	$33,645	$123,093	$14,167	$367,199

December 31, 2013
Uncovered loans
Commercial real estate	$645,276	$43,597	$61,375	$5,591	$755,839
Commercial and industrial	423,295	10,237	10,431	2,681	446,644
Real estate construction	164,466	19	11,231	510	176,226
Total	$1,233,037	$53,853	$83,037	$8,782	$1,378,709

Covered loans
Commercial real estate	$163,167	$17,058	$111,052	$8,124	$299,401
Commercial and industrial	43,917	6,951	20,368	7,201	78,437
Real estate construction	6,193	2,803	6,850	1,372	17,218
Total	$213,277	$26,812	$138,270	$16,697	$395,056

For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans secured by a residence where the debt has been discharged but the borrower continues to make payments are considered nonperforming. The following table presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2014
Uncovered loans
Residential real estate	$1,254,378	$13,822	$1,268,200
Consumer	12,830	102	12,932
Total	$1,267,208	$13,924	$1,281,132

Covered loans
Residential real estate	$118,078	$1,330	$119,408
Consumer	11,288	25	11,313
Total	$129,366	$1,355	$130,721

December 31, 2013
Uncovered
Residential real estate	$1,070,038	$15,415	$1,085,453
Consumer	9,654	100	9,754
Total	$1,079,692	$15,515	$1,095,207

Covered loans
Residential real estate	$122,346	$988	$123,334
Consumer	11,647	31	11,678
Total	$133,993	$1,019	$135,012

6.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s assessment of probable, incurred credit losses in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. Management’s evaluation in establishing the adequacy of the allowance includes evaluation of actual past loan loss experience, probable incurred losses in the portfolio, adverse situations that may affect a specific borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates. The evaluation of these factors is the responsibility of certain senior officers from the credit administration, finance, and lending areas.

The Company established an allowance for loan losses associated with purchased credit impaired loans (accounted for under ASC 310-30) based on credit deterioration subsequent to the acquisition date. The Company re-estimates cash flows expected to be collected for purchased credit impaired loans on a quarterly basis, with any decline in expected cash flows recorded as provision for loan losses on a discounted basis during the period. For any increases in cash flows expected to be collected, the Company first reverses any previously recorded allowance for loan loss, then adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all commercial real estate, commercial and industrial and real estate construction nonaccrual loans and TDRs greater than $250,000.  For residential real estate loans and consumer loans, the Company assesses all loans for impairment if on nonaccrual status or if the loan is a TDR.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$9,782	$4,090	$13,872	$17,965	$1,451
Commercial real estate	3,207	4,613	7,820	9,652	1,287
Commercial and industrial	653	767	1,420	1,829	217
Consumer	32	96	128	134	99
Total uncovered individually evaluated impaired loans	$13,674	$9,566	$23,240	$29,580	$3,054

Covered individually evaluated impaired loans
Residential real estate	$2,174	$1,731	$3,905	$4,864	$463
Commercial real estate	17,675	902	18,577	23,685	95
Commercial and industrial	1,232	1,723	2,955	3,211	945
Real estate construction	1,187	—	1,187	2,678	—
Consumer	6	19	25	45	3
Total covered individually evaluated impaired loans	$22,274	$4,375	$26,649	$34,483	$1,506

December 31, 2013
Uncovered individually evaluated impaired loans
Residential real estate	$8,143	$5,871	$14,014	$17,005	$1,923
Commercial real estate	4,588	—	4,588	4,423	—
Commercial and industrial	1,817	1,065	2,882	3,548	284
Real estate construction	359	—	359	359	—
Consumer	3	30	33	33	1
Total covered individually evaluated impaired loans	$14,910	$6,966	$21,876	$25,368	$2,208

Covered individually evaluated impaired loans
Residential real estate	$1,141	$1,537	$2,678	$3,389	$360
Commercial real estate	17,138	924	18,062	21,814	230
Commercial and industrial	3,704	1,417	5,121	5,503	937
Real estate construction	1,138	—	1,138	2,672	—
Consumer	6	19	25	45	2
Total covered individually evaluated impaired loans	$23,127	$3,897	$27,024	$33,423	$1,529

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Uncovered individually evaluated impaired loans
Residential real estate	$14,178	$150	$—	$—
Commercial real estate	8,394	316	253	3
Commercial and industrial	1,426	20	1,493	25
Consumer	129	2	—	—
Total uncovered individually evaluated impaired loans	$24,127	$488	$1,746	$28

Covered individually evaluated impaired loans
Residential real estate	$3,928	$57	$270	$3
Commercial real estate	18,652	282	18,778	283
Commercial and industrial	3,055	31	3,460	32
Real estate construction	1,163	25	450	—
Consumer	25	1	—	—
Total covered individually evaluated impaired loans	$26,823	$396	$22,958	$318

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	2,864	3,138	1,336	(865)	(49)	6,424
Gross charge-offs	(1,436)	(1,245)	(145)	(81)	(66)	(2,973)
Recoveries	760	616	162	2	34	1,574
Net (charge-offs) recoveries	(676)	(629)	17	(79)	(32)	(1,399)
Ending allowance for loan losses	$9,896	$6,776	4,757	$1,083	$259	$22,771

As of March 31, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,451	$1,287	$217	$—	$99	$3,054
Collectively evaluated for impairment	3,749	3,170	4,342	1,083	25	12,369
Accounted for under ASC 310-30	4,696	2,319	198	—	135	7,348
Allowance for loan losses - uncovered:	$9,896	$6,776	$4,757	$1,083	$259	$22,771
Balance of loans - uncovered:
Individually evaluated for impairment	$13,872	$7,820	$1,420	$—	$128	$23,240
Collectively evaluated for impairment	981,408	904,594	553,438	132,178	9,422	2,581,040
Accounted for under ASC 310-30	272,920	235,406	18,410	11,391	3,382	541,509
Total uncovered loans	$1,268,200	$1,147,820	$573,268	$143,569	$12,932	$3,145,789

For the three months ended March 31, 2013
Allowance for loan losses - uncovered:
Balance at beginning of peiod	$2,059	$4,265	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	1,218	(28)	(300)	147	139	1,176
Gross charge-offs	(1,129)	(432)	(126)	—	(148)	(1,835)
Recoveries	37	171	42	—	62	312
Net charge-offs	(1,092)	(261)	(84)	—	(86)	(1,523)
Ending allowance for loan losses	$2,185	$3,976	$3,778	$415	$244	$10,598

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2013
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,923	$—	$284	$—	$1	$2,208
Collectively evaluated for impairment	2,697	2,862	2,959	2,025	224	10,767
Accounted for under ASC 310-30	3,088	1,405	161	2	115	4,771
Allowance for loan losses - uncovered:	$7,708	$4,267	$3,404	$2,027	$340	$17,746

Balance of loans - uncovered:
Individually evaluated for impairment	$14,014	$4,588	$2,882	$359	$33	$21,876
Collectively evaluated for impairment	817,911	652,952	437,777	173,897	6,814	2,089,351
Accounted for under ASC 310-30	253,528	98,299	5,985	1,970	2,907	362,689
Total uncovered loans	$1,085,453	$755,839	$446,644	$176,226	$9,754	$2,473,916

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Provision (benefit) for loan losses	692	(1,991)	(1,090)	(83)	(26)	(2,498)
Gross charge-offs	(863)	(1,986)	(1,027)	(25)	(47)	(3,948)
Recoveries	552	1,645	1,649	127	92	4,065
Net (charge-offs) recoveries	(311)	(341)	622	102	45	117
Ending allowance for loan losses	$5,077	$24,062	$6,759	$2,003	$99	$38,000

As of March 31, 2014
Allowance for loan losses- covered:
Individually evaluated for impairment	$463	$95	$945	$—	$3	$1,506
Collectively evaluated for impairment	168	2,912	753	44	2	3,879
Accounted for under ASC 310-30	4,446	21,055	5,061	1,959	94	32,615
Allowance for loan losses	$5,077	$24,062	$6,759	$2,003	$99	$38,000

Balance of covered loans:
Individually evaluated for impairment	$3,905	$18,577	$2,955	$1,187	$25	$26,649
Collectively evaluated for impairment	18,969	16,835	20,712	731	157	57,404
Accounted for under ASC 310-30	96,534	243,737	47,488	14,977	11,131	413,867
Total covered loans	$119,408	$279,149	$71,155	$16,895	$11,313	$497,920

For the three months ended March 31, 2013
Allowance for loan losses - covered:
Balance at beginning of period	$5,716	$30,150	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	(144)	769	1,523	(935)	(129)	1,084
Gross charge-offs	(749)	(4,610)	(835)	(364)	(19)	(6,577)
Recoveries	261	2,709	547	367	50	3,934
Net charge-offs	(488)	(1,901)	(288)	3	31	(2,643)
Ending allowance for loan losses	$5,084	$29,018	$12,150	$3,577	$85	$49,914

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2013
Allowance for loan losses- covered:
Individually evaluated for impairment	$360	$230	$937	$—	$2	$1,529
Collectively evaluated for impairment	192	3,010	471	108	1	3,782
Accounted for under ASC 310-30	4,144	23,154	5,819	1,876	77	35,070
Allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

Balance of covered loans:
Individually evaluated for impairment	$2,678	$18,062	$5,121	$1,138	$25	$27,024
Collectively evaluated for impairment	20,622	18,570	21,909	812	145	62,058
Accounted for under ASC 310-30	100,034	262,769	51,407	15,268	11,508	440,986
Total covered loans	$123,334	$299,401	$78,437	$17,218	$11,678	$530,068

7.  ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred.  The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  The estimated FDIC clawback liability totaled $25.6 million ($21.7 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at March 31, 2014 compared to $24.9 million ($21.0 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at December 31, 2013. No clawback liability was recorded in relation to Peoples State Bank as of both March 31, 2014 and December 31, 2013.

Acquired loans were recorded at fair value as of the acquisition date, which includes loans acquired in each FDIC-assisted acquisition and in the First Place Bank and Talmer West Bank acquisitions.  At the acquisition date, where a loan exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the Company accounts for the loan under ASC 310-30 and recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield.  We recognize accretion of the accretable discount as interest income over the expected remaining life of the purchased loan.  Fair value discounts/premiums created on acquired loans accounted for outside the scope of ASC 310-30 are accounted for under ASC 310-20 and are accreted/amortized into interest income over the remaining term of the loan as an adjustment to the related loans yield.

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$302,287	$216,970
Additions due to acquisitions	32,852	158,221
Discount accretion	(21,966)	(26,410)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	16,364	17,989
Other activity, net (1)	(12,070)	(15,367)
Balance at end of period	$317,467	$351,403

(1) Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

For loans accounted for under ASC 310-30, the Company remeasures expected cash flows on a quarterly basis.  For loans where the remeasurement process results in a decline in expected cash flows, impairment is recorded.  As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC.  Alternatively, when a loan’s remeasurement results in an increase in expected cash flows, the effective yield of the related loan is increased through an addition to the accretable discount.  As a result of the improved cash flows, the indemnification asset is first reduced by the writing off of any indemnification asset related to impairment previously recorded with any remaining indemnification asset accreting off over the shorter of the expected term of the loan or the remaining life of the related loss-sharing agreement.

The total identified improvement in the cash flow expectations during the three months ended March 31, 2014 and 2013 for both covered and uncovered purchased credit impaired loans was $16.4 million and $18.0 million, respectively.  These reclassifications resulted in yield adjustments on these loans on a prospective basis. The Company also identified declines in the cash flow expectations of certain loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Contractual cash flows	$1,593,665	$1,357,070
Non-accretable difference	(320,822)	(251,108)
Accretable yield	(317,467)	(302,287)
Loans accounted for under ASC 310-30	$955,376	$803,675

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Provision (benefit) for loan losses - covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,299	$5,821
Additional benefit recorded, net of recoveries, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,797)	(4,737)
Total provision (benefit) for loan losses-covered	$(2,498)	$1,084

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,581	$2,015
Expense recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,038)	(3,790)
Total loss sharing expense due to provision for loan losses-covered	$(1,457)	$(1,775)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$(282)	$3,806
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(759)	(947)
Net (increase) decrease to income before taxes	$(1,041)	$2,859

(1)  The results of re-estimation also included $8.4 million and $18.0 million of cash flow improvements related to covered loans for the three months ended March 31, 2014 and 2013, respectively.  Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three months ended March 31, 2014 and 2013.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 “Allowance for Loan Losses.”

	For the three months ended March 31,
	2014		2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$131,861	$7,783	$226,356	$17,999
Accretion	(6,718)	—	(8,148)	—
Sales and write-downs of other real estate owned (covered)	(473)	(192)	(862)	618
Net effect of change in allowance on covered assets (1)	(2,024)	—	(5,064)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(3,601)	3,601	(10,080)	10,080
Increase (decrease) due to additional claimable expenses incurred net of recoveries (2)	—	(886)	—	194
Claim payments received from the FDIC	—	(2,176)	—	(13,801)
Balance at end of period	$119,045	$8,130	$202,202	$15,090

(1) Includes the impact of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Primarily includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
Balance at January 1, 2014	$18,384	$11,571	$29,955
Additions due to acquisitions	30,878	—	30,878
Transferred to other real estate owned (1)	3,942	2,063	6,005
Disposals	(5,239)	(3,102)	(8,341)
Write-downs	(679)	(367)	(1,046)
Balance at March 31, 2014	$47,286	$10,165	$57,451

Balance at January 1, 2013	$869	$23,834	$24,703
Additions due to acquisitions	18,448	—	18,448
Transferred to other real estate owned (1)	2,614	4,639	7,253
Disposals	(2,539)	(3,408)	(5,947)
Write-downs	(361)	(1,152)	(1,513)
Balance at March 31, 2013	$19,031	$23,913	$42,944

(1) Includes loans transferred to other real estate owned and transfers to other real estate owned due to branch or building operation closings/consolidations.

Income and expenses related to other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
For the three months ended March 31, 2014
Net gain on sale	$866	$140	$1,006
Write-downs	(679)	(367)	(1,046)
Net operating expenses	(500)	(43)	(543)
Total	$(313)	$(270)	$(583)

For the three months ended March 31, 2013
Net gain on sale	$1,370	$82	$1,452
Write-downs	(361)	(1,152)	(1,513)
Net operating (expenses) income	(321)	47	(274)
Total	$688	$(1,023)	$(335)

Note that covered other real estate expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  CORE DEPOSIT INTANGIBLES

The Company recorded core deposit intangibles (CDIs) associated with the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank and Talmer West Bank. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.25 years as of March 31, 2014. The Company had no other intangible assets as of March 31, 2014 or December 31, 2013.

The table below presents the Company’s net carrying amount of CDIs.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Gross carrying amount	$22,964	$19,331
Accumulated amortization	(6,862)	(6,126)
Net carrying amount	$16,102	$13,205

Amortization expense recognized on CDIs was $736 thousand and $688 thousand for the three months ended March 31, 2014 and 2013, respectively, included as a component of “other expense” on the consolidated statements of income.

10.  LOAN SERVICING RIGHTS

Loan servicing rights are created as a result of the Company’s mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights.  Loans serviced for others are not reported as assets in the Consolidated Balance Sheets.

The Company elected as of January 1, 2013 to account for all loan servicing rights under the fair value method.  This change in accounting policy resulted in a cumulative adjustment to retained earnings as of January 1, 2013 in the amount of $31 thousand.  For further information on this election, refer to the Consolidated Financial Statements in the Company’s 2013 Annual Report.  The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the three months ended March 31, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	66	1,523	1,589
Changes in fair value due to:
Reductions from loans paid off during the period	(57)	(69)	(736)	(862)
Changes due to valuation inputs or assumptions (1)	1	(65)	(2,141)	(2,205)
Fair value, end of period	$1,079	$894	$75,919	$77,892
Principal balance of loans serviced	$249,806	$42,775	$7,139,642	$7,432,223

For the three months ended March 31, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	31	6,198	6,229
Changes in fair value due to:
Reductions from loans paid off during the period	(4)	(156)	(439)	(599)
Changes due to valuation inputs or assumptions (1)	(53)	(77)	637	507
Fair value, end of period	$461	$1,254	$52,046	$53,761
Principal balance of loans serviced	$297,796	$59,024	$6,437,608	$6,794,428

(1)  Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of March 31, 2014 and December 31, 2013.

	Commercial Real Estate	Agricultural	Mortgage
As of March 31, 2014
Prepayment speed	7.08-50.00%	5.34-52.66%	3.67-41.26%
Weighted average (“WA”) discount rate	19.32%	15.00%	9.66%
WA cost to service/per year	$471	$200	$57
WA ancillary income/per year	N/A	N/A	36
WA float range	0.56%	0.56%	0.87-1.69%

As of December 31, 2013
Prepayment speed	8.50-50.00%	4.98-53.16%	3.55-44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73-1.54%

The Company realized total loan servicing fee income of $3.5 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

11.  DERIVATIVE INSTRUMENTS

In the normal course of business, the Company enters into various transactions involving derivative instruments to manage exposure to fluctuations in interest rates and to meet the financing needs of customers

(customer initiated derivatives).  These financial instruments involve, to varying degrees, elements of market and credit risk.  Market and credit risk are included in in the determination of fair value.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.

The Company additionally enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”) and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company generally takes offsetting positions with dealer counterparts to mitigate the inherent risk.  Income primarily results from the spread between the customer derivative and the offsetting dealer positions.

The Company has no derivatives designated as qualifying accounting hedging instruments.

The following table reflects the amount and fair value of mortgage banking and customer initiated derivatives included in “Other assets” and “Other liabilities” in the Consolidated Balance Sheets. Fair values of customer-initiated derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the consolidated balance sheets.  Changes in fair value are recognized in the consolidated statements of income.

		Fair Value
(Dollars in thousands)	Notional Amount	Gross Derivative Assets (1)	Gross Derivative Liabilities (1)
March 31, 2014
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$215,125	$181	$—
Interest rate lock commitments	92,714	1,007	—
Customer-initiated derivatives	11,944	232	52
Total derivative instruments	$319,783	$1,420	$52

December 31, 2013
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$168,746	$1,484	$—
Interest rate lock commitments	67,685	1,146	—
Total derivative instruments	$236,431	$2,630	$—

(1) Net derivative assets are included in “Other income” and net derivative liabilities are included in “Other liabilies” on the consolidated balance sheets.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” and is considered a cost of executing a forward contract.

The following table reflects the net gains (losses) relating to derivative instruments related to the changes in fair value.

		For the three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2014	2013
Derivative Instruments
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(2,994)	$1,649
Interest rate lock commitments	Net gain on sale of loans	(138)	(1,491)
Customer-inititated derivatives	Other noninterest income	13	—
Total gain (loss) recognized in income		$(3,119)	$158

Methods and assumptions used by the Company in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 3, “Fair Value”.

12.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

In the normal course of business, the Company offers a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include outstanding commitments to extend credit, credit lines, commercial letters of credit and standby letters of credit.

The Company’s exposure to credit loss, in the event of nonperformance by the counterparty to the financial instrument, is represented by the contractual amounts of those instruments. The credit policies used in making commitments and conditional obligations are the same as those used for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Company is committed.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to the Company arises from its obligation to make payment in the event of the customers’ contractual default to produce the contracted good or service to a third party.

The allowance for credit losses on lending-related commitments included $626 thousand and $1.0 million at March 31, 2014 and December 31, 2013, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$493,206	$298,884	$792,090	$523,666	$216,473	$740,139
Standby letters of credit	70,209	2,241	72,450	68,452	561	69,013
Total commitments	$563,415	$301,125	$864,540	$592,118	$217,034	$809,152

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $74.3 million and $79.5 million at March 31, 2014 and December 31, 2013, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $41.5 million and $42.9 million, at March 31, 2014 and December 31, 2013, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of March 31, 2014 and December 31, 2013, we had recorded a liability of $450 thousand and $567 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At March 31, 2014 and December 31, 2013, our standby letters of credit totaled $72.5 million and $69.0 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  At March 31, 2014 and December 31, 2013, our liability recorded in connection with these representations and warranties totaled $4.0 million and $4.8 million, respectively.

Legal Proceedings

The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business. Some of these claims are against entities or assets of which the Company has acquired in business acquisitions, and certain of these claims, or future claims, will be covered by loss sharing agreements with the FDIC.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, in the opinion of management, any liabilities arising from pending legal proceedings would not have a material adverse effect on the Company’s financial statements.

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.15% floating-rate notes	$69,544	0.10%	$36,876	0.20%
FHLB advances: 0.07% floating-rate	20,000	0.07%	—	—
FHLB advances: 4.74% fixed-rate notes	18	4.74%	—	—
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	—	N/A	35,000	3.17%
Total short-term borrowings	89,562	0.09%	71,876	1.64%
Long-term debt:
FHLB advances: 0.92% - 7.44% fixed-rate notes due June 2014 to 2027 (2)	109,189	3.85%	130,368	3.28%
Securities sold under agreements to repurchase: 4.11%-4.30% fixed-rate notes due 2016 to 2037 (3)	57,671	4.19%	58,079	4.19%
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% due 2034 to 2035 (4)	10,623	2.48%	10,590	2.49%
Total long-term debt	177,483	3.88%	199,037	3.50%
Total short-term borrowings and long-term debt:	$267,045	2.61%	$270,913	3.01%

(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2) The March 31, 2014 balance includes advances payable of $100.6 million and purchase accounting premiums of $8.6 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(3) The March 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $7.7 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(4) The March 31, 2014 and December 31, 2013 balances include subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million, respectively.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

For the three months ended
(Dollars in thousands)	March 31, 2014
Securities sold under agreement to repurchase:
Average daily balance	$67,559
Average interest rate during the period	0.09%
Weighted-average interest rate at period end	0.10%
Maximum month-end balance	$74,273

FHLB advances:
Average daily balance	$240
Average interest rate during the period	2.41%
Weighted-average interest rate at period end	0.07%
Maximum month-end balance	$20,018

Federal funds purchased:
Average daily balance	$3,389
Average interest rate during the period	0.23%
Interest rate at period end	N/A (1)
Maximum month-end balance	$—

FHLB overnight repurchase agreements:
Average daily balance	$8,889
Average interest rate during the period	0.10%
Interest rate at period end	N/A (1)
Maximum month-end balance	$30,000

Holding company line of credit:
Average daily balance	$22,556
Average interest rate during the period	3.17%
Interest rate at period end	N/A (1)
Maximum month-end balance	$35,000

(1) The holding company line of credit, Federal funds purchased and FHLB overnight repurchase agreements did not have oustanding balances at March 31, 2014.

Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term borrowings).  At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with an amortized cost of $230.4 million at March 31, 2014.

Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $736.9 million of commercial and mortgage loans under specific liens at March 31, 2014.  Based on this collateral, the Company is eligible to borrow up to an additional $123.4 million at March 31, 2014.

14.  INCOME TAXES

The current and deferred components of the provision for income taxes were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Current income tax expense (benefit)
Federal	$(2,545)	$(8,034)
State	(476)	1,376
Total current income tax benefit	(3,021)	(6,658)
Deferred income tax expense (benefit)
Federal	1,086	5,094
State	897	(1,486)
Total deferred income tax expense (benefit)	1,983	3,608
Change in valuation allowance	(34)	—
Income tax benefit	$(1,072)	$(3,050)

Provision for income taxes is computed by applying an estimated annual effective tax rate, based on our forecast of annual income from continuing operations, to year-to-date pre-tax income from continuing operations, and then adjusting for any additional tax effects required to be recorded discretely in the quarter to which they relate.

A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company’s provision for income taxes and effective tax rate follows:

	For the three months ended March 31,
	2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$11,058	35.0%	$20,091	35.0%
Effect of:
Tax exempt income	(727)	(2.3)	(428)	(0.7)
State taxes, net of federal benefit	274	0.9	(71)	(0.1)
Change in valuation allowance	(34)	(0.1)	—	—
Bargain purchase gain	(12,948)	(41.0)	(25,096)	(43.7)
Transaction costs	28	0.1	2,581	4.5
Other, net	1,277	4.0	(127)	(0.2)
Income tax expense (benefit)	$(1,072)	(3.4)%	$(3,050)	(5.3)%

For the three months ended March 31, 2014, the Company recognized an income tax benefit of $1.1 million on $31.6 million of pre-tax income, an effective tax rate of negative 3.4%, compared to an income tax benefit of $3.1 million on $57.4 million of pre-tax income, an effective tax rate of negative 5.3% for the period ended March 31, 2013.  The income tax benefit for the three months ended March 31, 2014 and March 31, 2013, respectively, resulted primarily from treating the $37.0 million bargain purchase gain resulting from the acquisition ofTalmer West Bank on January 1, 2014, and the $71.7 million bargain purchase gain resulting from the acquisition of First Place Bank on January 1, 2013 as non-taxable, based on the tax structure of the acquisitions.

The significant components of the deferred tax assets and liabilities at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$57,938	$51,527
Other real estate losses	7,249	3,702
Organizational costs	299	311
Accrued stock-based compensation	5,922	5,926
Loss and tax credit carry forwards	32,239	19,298
Other reserves	1,858	1,988
Goodwill and other intangibles	1,433	1,494
Nonaccrual interest	11,213	10,150
Business combination adjustments	80,135	53,890
Net unrealized loss on available for sale securities	1,300	4,306
Other	816	—
Total deferred tax assets	200,402	152,592

Deferred tax liabilities:
Depreciation	4,360	3,996
FHLB stock dividends	283	1,541
Deferred loan fees	1,247	1,229
Prepaid expenses	439	799
Loan servicing rights	26,533	27,334
Other	—	247
Total deferred tax liabilities	32,862	35,146
Net deferred tax asset before valuation allowance	167,540	117,446
Valuation allowance	(11,054)	(10,127)
Net deferred tax asset	$156,486	$107,319

The valuation allowance against the Company’s deferred tax asset is related to Section 382 ownership changes incurred by First Place Bank, upon its acquisition by the Company on January 1, 2013, and by Talmer West Bank, upon its acquisition by the Company on January 1, 2014. Section 382 limits the Company’s ability to benefit from the use of pre-ownership change net operating loss and tax credit carry forwards as well as the deductibility of certain built-in losses. The valuation allowance is based on management’s estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on our utilization of pre-ownership change operating loss and tax credit carry forwards.

On January 1, 2014, the Company acquired Talmer West Bank and recorded $54.4 million in deferred tax assets, net of a $961 thousand valuation allowance, at acquisition.  Upon acquisition, Talmer West Bank incurred a Section 382 ownership change.  As such, the Company’s ability to benefit from the use of Talmer West Bank’s pre-ownership change net operating loss carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited to approximately $3.0 million per year, putting at risk the utilization of associated deferred tax assets before they expire.  A valuation allowance of $961 thousand was established against the deferred tax assets associated with Talmer West Bank’s pre-change losses based on management’s estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on our utilization of pre-ownership change net operating loss carry forwards.  In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in Talmer West Bank’s loan portfolio and other real estate owned and, to a lesser extent, on tax losses embedded in fixed assets, investments in partnerships and certain accrued expenses, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.

The valuation allowance against the Company’s deferred tax asset at March 31, 2014 related to the valuation allowance for the deferred tax assets acquired in the Talmer West Bank transaction discussed above and the remaining valuation allowance related to the deferred tax assets acquired in the First Place Bank acquisition on January 1, 2013 which also incurred a Section 382 ownership change.

Outside of the deferred tax assets acquired in both the Talmer West Bank and First Place Bank acquisitions, management concluded that no valuation allowance was necessary on the remainder of the Company’s net deferred tax assets at either December 31, 2013 or March 31, 2014.  This determination was based on the Company’s history of pre-tax and taxable income over the prior three years, as well as management’s expectations for sustainable profitability in the future.  Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods. The change in the valuation allowance during the three months ended March 31, 2014 was insignificant.  There was no change in the valuation allowance during the three months ended March 31, 2013.

Actual outcomes could vary from the Company’s current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

At January 1, 2014, Talmer West Bank had an estimated $32.7 million in gross federal loss carry forwards expiring in 2032 and 2033.  The exact amount of pre-ownership change carry forwards cannot be determined until the finalization of Capitol Bancorp, Ltd.’s consolidated tax return (parent of Talmer West Bank’s former parent) for the year ended December 31, 2014, at which time final allocations will be made from that return to the entity acquired by the Company.  At December 31, 2013, the Company, including First Place Bank and its related acquired affiliates had the following estimated loss and tax credit carry forwards:  $27.1 million in gross federal loss carry forwards, $856 thousand in tax credits expiring between 2027 and 2032, and $1.9 million in federal alternative minimum tax credits with an indefinite life. The use of $24.8 million in estimated gross federal loss carry forwards and $856 thousand in tax credits related to First Place Bank and its acquired affiliates, expiring between 2027 and 2032, is limited to $1.7 million annually due to an ownership change within the meaning of Section 382 of the Internal Revenue Code incurred at January 1, 2013. The use of $3.7 million of gross federal loss carry forwards, expiring between 2027 and 2029, is limited to $145 thousand annually due to an ownership change within the meaning of Section 382 of the Internal Revenue Code incurred in November 2009.

At March 31, 2014, Talmer Bank and Trust had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents First Place Bank’s qualifying thrift bad debt reserve at December 31, 1987, which is only required to be recaptured into taxable income if certain events occur. At March 31, 2014, the potential tax on the above amount was approximately $13.0 million. The Company does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.

In the ordinary course of business, the Company enters into certain transactions that have tax consequences.  From time to time, the Internal Revenue Service (“IRS”) and state taxing authorities may review and/or challenge specific interpretive tax positions taken by the Company with respect to those transactions.  The Company believes that its tax returns, as well as First Place Bank and Talmer West Bank’s tax returns for periods prior to the acquisitions, were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions.  The IRS, various state and other jurisdictions, if presented with the transactions, could disagree with the Company’s interpretation of the tax law.

The Company’s prior wholly-owned subsidiary, First Place Bank, had received notice that the IRS had denied refund claims in amended tax returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005.  The Company disagrees with the IRS position and is working with First Place Financial Corp. to appeal the examination-level decision.  Though not anticipated, an adverse result on appeal could impact the $11.7 million refund receivable recorded by the Company upon acquisition of First Place Bank.  Federal tax returns for First Place Bank for the short period ended January 1, 2013 and for fiscal years ended June 30, 2012, 2011 and 2010 are currently subject to potential examination as well.  There are several years of returns that are still open to examination by various taxing authorities for Talmer West Bank.

During 2013, the Company substantially closed an examination by the IRS of Talmer Bancorp, Inc. and subsidiaries’ federal returns for the years ended December 31, 2011 and 2010, with no significant tax changes. The Company’s federal tax return for the years ended December 31, 2012 to present are open to potential examination.  The Company’s most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Company and/or its subsidiaries are subject to minor amounts of income tax in various other states, with varying years open to potential examination.  The Company is not aware of any pending income tax examinations by any state jurisdiction other than Ohio as mentioned above.

The Company had no unrecognized tax benefits at March 31, 2014 or 2013 and does not expect to record unrecognized tax benefits of any significance during the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable.  There are no liabilities accrued for interest or penalties at March 31, 2014 or 2013.

15.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of share options issued or are issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.

During the three months ended March 31, 2013, the Company granted 3.5 million stock options that were fully vested upon issuance and will remain outstanding for 10 years after the grant date.  There were no stock options granted during the three months ended March 31, 2014. As of March 31, 2014, 1.4 million option shares were available to be granted.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below.  Given minimal trading in the Company’s stock during the three months ended March 31, 2013, it was not practicable for the Company to estimate volatility of its share price; therefore, the Company used the volatility of an appropriate industry index (the ABA NASDAQ Community Bank Index) as an input in the valuation model. Since no historical data is available, the expected term of options granted was estimated to be six years based on expected lives used by a sample of other Midwest banks and taking into consideration the Company’s business strategy and the circumstances of its capitalization. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

The fair value of options granted during the three months ended March 31, 2013 was determined using the following weighted-average assumptions as of the grant date.

For the three months ended
March 31, 2013
Fair value of options granted	$2.13
Expected dividend yield	0.00%
Expected volatility	24.52%
Risk-free interest rate	0.96%
Expected life (in years)	6.00

Activity in the Plan during the three months ended March 31, 2014 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	8,441	$6.88
Exercised (1)	70	7.25
Outstanding at March 31, 2014	8,371	6.87	7.41	$65,008
Options fully vested and expected to vest	8,371	6.87	7.41	65,008
Exercisable at March 31, 2014	8,298	6.87	7.34	64,470

(1) Options exercised during the three months ended March 31, 2014 had a weighted average fair value of $13.28 and were exercised using a net-share settlement, therefore no cash was received.

The total intrinsic value of stock options exercised was $422 thousand for the three months ended March 31, 2014. The options exercised during the three months ended March 31, 2014 were exercised using a net-share settlement, therefore no cash was received. There were no option exercises during the three months ended March 31, 2013.

Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $180 thousand and $8.3 million for the three months ended March 31, 2014 and 2013, respectively.

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2014 follows:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	348	$2.24
Vested	275
Nonvested at March 31, 2014	73	$2.21

As of March 31, 2014, there was $113 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized during the year ended December 31, 2014.

16. REGULATORY CAPITAL MATTERS

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

Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2014, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

Talmer Bank and Trust is required to maintain Tier 1 common equity to total assets ratio of at least 10% under the FDIC’s Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years following the Company’s most recent failed bank acquisition, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC’s Statement of Policy. Talmer Bank and Trust’s last failed bank acquisition closed on April 29, 2011 and, therefore, we will remain subject to the heightened capital requirement until April 29, 2014.  At March 31, 2014 and December 31, 2013, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios of Talmer West Bank at March 31, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

Consent Order

On April 5, 2010, Michigan Commerce Bank consented to the issuance of the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services, which remains in effect following our acquisition of Talmer West Bank, as the surviving bank in the merger, on January 1, 2014.  The Consent Order represents an agreement to take certain actions, including, among other things: assessing and retaining qualified management; achieving and maintaining specified capital ratios; reducing certain classified assets, including the charge-off of loans classified ‘‘loss;’’ reviewing the allowance for loan and lease losses policy; implementing a comprehensive profit plan and budget; implementing a plan to manage concentrations of credit; and revising the bank’s policies governing interest rate risk.

The Consent Order also prohibits Talmer West Bank, without prior regulatory approval, from paying dividends, retaining new directors or senior executive officers, or entering into any material transaction.

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

The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$649,036	17.7%	$293,023	8.0%	N/A	N/A
Talmer Bank and Trust	538,922	17.5	246,569	8.0	$308,211	10.0%
Talmer West Bank (1)	86,737	15.2	45,773	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	610,160	16.7	146,512	4.0	N/A	N/A
Talmer Bank and Trust	500,114	16.2	123,284	4.0	184,927	6.0
Talmer West Bank (1)	86,669	15.2	22,887	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	610,160	11.2	217,796	4.0	N/A	N/A
Talmer Bank and Trust	500,114	11.3	177,633	4.0	222,041	5.0
Talmer West Bank (1)	86,669	9.5	36,365	4.0	N/A	N/A

December 31, 2013
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$583,370	19.2%	$242,885	8.0%	N/A	N/A
Talmer Bank and Trust	253,044	18.4	110,123	8.0	$137,654	10.0%
First Place Bank (2)	263,297	15.9	132,207	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	555,350	18.3	121,443	4.0	N/A	N/A
Talmer Bank and Trust	235,448	17.1	55,062	4.0	82,593	6.0
First Place Bank (2)	252,873	15.3	66,104	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	555,350	12.2	182,221	4.0	N/A	N/A
Talmer Bank and Trust	235,448	10.3	91,363	4.0	114,204	5.0
First Place Bank (2)	252,873	11.7	86,521	4.0	N/A	N/A

(1) Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

(2) Notwithstanding its capital levels, First Place Bank was not categorized as well capitalized while it was subject to the Cease and Desist Order. On February 10, 2014, First Place Bank was merged with and into Talmer Bank and Trust and the Cease and Desist Order had no further force or effect.

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend.  In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  Further, Talmer Bank and Trust may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.  These limitations can affect Talmer Bank and Trust’s ability to pay dividends.

Under FDIC regulations, limitations are imposed on all of Talmer West Bank’s capital distributions, including cash dividends.  As of March 31, 2014, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

17.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Co.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$19,796	$98,411
Investment in banking subsidiaries	686,601	562,381
Income tax benefit	7,506	5,404
Other assets	668	1,783
Total assets	$714,571	$667,979

Liabilities
Short-term borrowings	$—	$35,000
Long-term debt	10,623	10,590
Accrued expenses and other liabilities	6,480	5,374
Total liabilities	17,103	50,964
Shareholders’ equity	697,468	617,015
Total liabilities and shareholders’ equity	$714,571	$667,979

Statements of Income and Comprehensive Income - Parent Co.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Income
Dividend income from subsidiary	$25,000	$55,000
Bargain purchase gain	36,994	71,702
Other noninterest income	2	—
Total income	61,996	126,702
Expenses
Salaries and employee benefits	3,913	16,925
Bank acquisition professional fees	1,708	7,232
Professional services	594	834
Marketing expense	165	1,013
Interest on short-term borrowings	151	—
Interest on long-term debt	127	171
Other	221	102
Total expenses	6,879	26,277
Income before income taxes and equity in undistributed net earnings of subsidiaries	55,117	100,425
Income tax benefit	2,037	6,614
Equity in (over)/under distributed earnings of subsidiaries	(24,487)	(46,584)
Net income	$32,667	$60,455
Total comprehensive income, net of tax	$32,667	$60,455

Statements of Cash Flows - Parent Co.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$32,667	$60,455
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in (over)/under distributed earnings of subsidiaries	24,487	46,584
Gain on acquisition	(36,994)	(71,702)
Stock-based compensation expense	48	7,836
Increase (decrease) in income tax benefit	(2,102)	2,565
Decrease in other assets, net	1,115	10,560
Increase in accrued expenses and other liabilities, net	1,139	4,123
Net cash from (used in) operating activities	20,360	60,421
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(6,500)	(45,000)
Capital contributions to subsidiaries	(99,500)	(179,000)
Net cash used in investing activities	(106,000)	(224,000)
Cash flows from financing activities
Issuance of common stock	42,025	—
Repayment of senior unsecured line of credit	(35,000)	—
Net cash from financing activities	7,025	—
Net decrease in cash and cash equivalents	(78,615)	(163,579)
Beginning cash and cash equivalents	98,411	211,849
Ending cash and cash equivalents	$19,796	$48,270

18.  EARNINGS PER COMMON SHARE

The factors used in the basic and diluted earnings per share (“EPS”) computation follow:

	Three months ended March 31,
(In thousands, except per share data)	2014	2013
Numerator for basic and diluted EPS:
Net income	$32,667	$60,455
Denominator for basic EPS - weighted average shares	68,121	66,229
Effect of dilutive securities -
Employee and director stock options	3,851	1,394
Warrants	1,405	577
Denominator for diluted EPS - adjusted weighted average shares	73,377	68,200

EPS available to common shareholders
Basic	$0.48	$0.91
Diluted	$0.45	$0.89

For the effect of dilutive securities, it was assumed that the average stock valuation is $12.70 per share for the three months ended March 31, 2014, and $8.25 per share for the three months ended March 31, 2013.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders for the three months ended March 31, 2013, because they were antidilutive. There were no outstanding antidilutive options or warrants during the three months ended March 31, 2014.

For the three months ended
(Shares in thousands)	March 31, 2013
Average outstanding options	3,758
Outstanding exercise prices:
Low end	$7.25
High end	$8.25

Average outstanding warrants	39
Outstanding exercise prices:
Low end	$10.00
High end	$10.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

In this report, unless the context suggests otherwise, references to “Talmer Bancorp, Inc.,” “the Company,” “we,” “us,” and “our” mean the combined business of Talmer Bancorp, Inc. and its subsidiary banks, Talmer Bank and Trust (“Talmer Bank”) , First Place Bank and Talmer West Bank.  However, if the discussion relates to a period before our acquisition of First Place Bank on January 1, 2013, the terms refer to Talmer Bancorp, Inc. and Talmer Bank; if the discussion relates to a period before our acquisition of Talmer West Bank on January 1, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and First Place Bank; and if the discussion relates to a period following the merger of First Place Bank with and into Talmer Bank on February 10, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters.  Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this report.

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and March 31, 2014, we successfully completed six bank acquisitions totaling $5.9 billion in assets and $5.8 billion in liabilities.  Through our wholly-owned subsidiary banks, Talmer Bank and Trust (“Talmer Bank”) and Talmer West Bank, we are a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern and Eastern Ohio, Northern Indiana, South Central and Southeastern Wisconsin, Chicago, Illinois, Las Vegas, Nevada and Albuquerque, New Mexico.

Given our strong capital position, local market knowledge and experienced leadership team, management believes we have a competitive advantage in the markets that we serve.  We have retained a seasoned community bank management team with executive management experience in community banks located in our Midwest markets. With a well-managed, financially sound and well-capitalized bank, management believes it has significant opportunities to expand in the current market environment through organic growth and strategic acquisitions of banking franchises in our concentrated markets of Michigan, Ohio and Indiana, as well as the Chicago Metropolitan area of Illinois.

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

We have grown substantially since our operations began in August of 2007, with much of the growth occurring through acquisitions.  Since April 30, 2010, Talmer Bank has acquired the following four banks from the FDIC, as receiver, all of which have been fully integrated into our operations:

•                  CF Bancorp, Port Huron, Michigan on April 30, 2010;

•                  First Banking Center, Burlington, Wisconsin on November 19, 2010;

•                  Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and

•                  Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

In addition, on January 1, 2013, we closed on the acquisition of First Place Bank, and on January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank.  First Place Bank had operated under a Cease and Desist Order with its regulator since July13, 2011.  The Cease and Desist Order remained in effect following our acquisition of First Place Bank on January 1, 2013.  Following our acquisition, we devoted significant internal management resources as well as engaged third party professionals to assist us in evaluating and improving internal and risk management controls of First Place Bank, including hiring a nationally recognized third party to evaluate the internal and risk management controls over the bank’s mortgage banking operations.  Additionally, substantial resources were deployed to enhance the core operating technology, build and implement a disaster recovery plan and improve consumer compliance processes.  First Place Bank achieved compliance with the Cease and Desist Order, and on January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank, which occurred on February 10, 2014.  At the effective time of the consolidation, the Cease and Desist Order had no further force or effect.  Additionally, at the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect.  For a further discussion of the Consent Order, see “Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services” in “Supervision and Regulation” of our 2013 Annual Report on Form 10-K.

As of March 31, 2014, we had $3.6 billion in net total loans, compared to $2.9 billion at December 31, 2013.  Of this amount $2.3 billion, or 64.1%, consisted of loans we acquired (all of which were adjusted to their estimated fair values at the time of acquisition), and $1.3 billion consisted of loans we originated.

We had net income of $32.7 million for the three months ended March 31, 2014 compared to $60.5 million for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014, included a one-time bargain purchase gain of $37.0 million resulting from our acquisition of Talmer West Bank. We also incurred $10.8 million of transaction and integration related expenses in the first quarter 2014 including severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to termination of certain software contracts.  These transaction and integration related expenses are detailed in the table below.

	Three months ended March 31, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expenses
Salary and employee benefits	$35,726	$4,935	$30,791
Occupancy and equipment expense	9,148	2,800	6,348
Data processing fees	1,740	—	1,740
Professional service fees	4,290	1,161	3,129
FDIC loss sharing expense	524	—	524
Bank acquisition and due diligence fees	1,711	1,711	—
Marketing expense	1,091	—	1,091
Other employee expense	729	—	729
Insurance expense	1,849	—	1,849
Other expense	8,806	240	8,566
Total noninterest expenses	$65,614	$10,847	$54,767

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

As of March 31, 2014, our total assets were $5.4 billion, our net total loans were $3.6 billion, our total deposits were $4.4 billion and our total shareholders’ equity was $697.5 million.

In this report, we refer to our six completed acquisitions collectively as the “acquisitions.” In addition, we refer to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “uncovered loans.” All of the loans and other real estate covered under the loss share agreements with the FDIC are referred to as “covered assets.” We refer to our loans acquired in our acquisitions as “acquired loans,” regardless of whether they are covered under loss share agreements with the FDIC.

Recent Developments

Acquisition of Talmer West Bank (formerly Michigan Commerce Bank)

On January 1, 2014, we purchased Financial Commerce Corporation’s wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code.  The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $33.0 million in dividend capital from Talmer Bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements were met at March 31, 2014.  References to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

We accounted for the acquisition under the acquisition method of accounting and have recorded the purchased assets and assumed liabilities at their respective acquisition date fair values.  Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed and consideration paid in the acquisition, on January 1, 2014, we recorded a bargain purchase gain of $37.0 million in our consolidated statements of income.

We acquired $904.8 million in assets at a fair value, including $572.2 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights.  We also acquired $861.3 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million.

Approximately 40% of the fair value of loans acquired in the acquisition was accounted for as purchased credit impaired loans. On the January 1, 2014 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition of Talmer West Bank were $331.5 million and the estimated fair value of the loans was $212.9 million. The estimated total cash flow from these loans was $245.7 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $32.8 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans.  This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

The acquired non-purchase credit impaired loans were recorded at their fair value of $359.3 million on the acquisition date, which included the recording of a $3.5 million discount primarily reflecting estimated credit marks over the life of the non-purchase credit impaired loans.

Branch Sales

On April 7, 2014, we entered into an agreement to sell our branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation.  Town Bank will assume all of our deposits in Wisconsin. As of March 31, 2014, our deposits in these markets were approximately $360 million. We will not sell any loans to Town Bank in the transaction. The transaction is expected to be completed in the third quarter of 2014, subject to regulatory approval and other customary terms and conditions.  Under the terms of the purchase and assumption agreement, we will sell our 11 branch offices to Town Bank for approximately $13.5 million more than the net book value of the assets. We expect the transaction to result in the elimination of approximately $1 million of Talmer’s core deposit intangibles related to the deposits sold. We also expect to incur approximately $1 million in expenses related to the transaction.

Additionally, in an unrelated transaction, we entered into an agreement to sell our single branch office located in Albuquerque, New Mexico. As of March 31, 2014, Talmer West Bank’s deposits in this market were approximately $37 million. Talmer West Bank will sell all of its deposits and approximately $20 million of its loans to Grants State Bank. The transaction is expected to be completed in the third quarter of 2014, subject to regulatory approval and other customary terms and conditions.

Economic Overview

The U.S. economy grew at a modest pace through the year ended December 31, 2013 and into the first quarter of 2014.  Real gross domestic product (“GDP”) for the fourth quarter of 2013 grew at an annualized rate of 2.4%, compared to a rate of 0.1% for the fourth quarter of 2012, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.  Advance estimates for the first quarter of 2014 indicate continued, but slow growth of 0.1%.  This is the twelfth consecutive quarter of growth in GDP.  According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) was 6.7% as of both March 31, 2014 and December 31, 2013.  Total home sales in the U.S., as indicated by the National Association of Realtors, showed signs of weakening with existing home sales at a seasonally adjusted 4.0 million units for the rolling twelve months ended February 28, 2014, down 6.9% from the rolling twelve month total of 4.3 million units as of February 28, 2013.  Inventory levels are at a 5.1 months’ supply, or 1.7 million units, as of February 28, 2014, up 4.8% from a 4.6 months’ supply of 1.7 million units as of February 28, 2013.  New home sales were essentially flat with a seasonally adjusted annual rate of 440 thousand units as of February 28, 2014, down 1.1% from 445 thousand as of February 28, 2013.  Inventory for new homes has increased to a 5.2 months’ supply as of February 28, 2014 from a 4.1 months’ supply during the same respective period in 2013, while the median sales price of new homes fell 1.2% to $262 thousand.  Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 13.2% from January 2013 to January 2014.  Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.2% for the 12 months ending December 31, 2013, compared to the same period in 2012, with business filings down 17.1% and personal filings down 12.0% for the period.  Bankruptcy filings fell across all regions where we have branches in the 12 months ending December 31, 2013, compared to the prior year.  Bankruptcy filings continued to decrease in the first quarter of 2014, down 3.1% from the previous quarter, made up of a 4.6% decrease in business filings and a 3.1% decrease in personal filings.

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

According to the Beige Book published by the Federal Reserve Board in March 2014, overall economic activity was mixed with eight of the 12 districts reporting modest or moderate growth and four districts reporting stable economic activity or a slowdown in growth. The Fourth (Cleveland) Federal Reserve District reported moderate growth and the Seventh (Chicago) Federal Reserve District reported a slowdown in growth, with the Chicago District attributing the slowdown to extreme weather conditions.  The auto industry remains a source of strength in both the Chicago District and the Cleveland District. Energy was cited in the Cleveland District as contributing to overall growth, however, at a slower pace than the previous quarter.  Wet gas production in both the Utica and Marcellus Shale zones increased significantly, outpacing a slowdown in coal production.  Both the Chicago and Cleveland Districts reported a decline in consumer spending with the Cleveland District expressing “disappointment in post-holiday sales.”  Sales in residential real estate increased in the Chicago District but were down in the Cleveland District, which attributed the decrease to the extreme weather.  The Cleveland District noted the outlook for sales and residential construction was positive.  Both the Cleveland and Chicago Districts noted improvements in the outlook for commercial real estate in a variety of sectors, as increased leasing demand picks up. The Cleveland District noted “sluggish” hiring with job placements lower than previous quarters, despite an increase in vacancies, primarily in healthcare and manufacturing, while the Chicago District described wage pressures as “mild.”  Manufacturing in the Cleveland District reported moderate to robust production levels while the Chicago District reported production levels slowing to a moderate level due to the extreme weather and related plant closings.  The Chicago District noted demand for crops better than expected, particularly for corn, pushing inventories down and prices higher.  Concern over soybean levels was noted due to uncertainty over South American crops.  Enthusiasm over the improvement in prices was dampened by increasing crop land rental rates.  Livestock producers noted improving bottom lines driven by higher milk, cattle, and hog prices combined with improving feed prices.

The economy in the state of Michigan saw improvements as well during the period.  The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, decreased to 7.7% as of February 28, 2014, down from 8.3% as of December 31, 2013 and 8.9% as of December 31, 2012.  Wage growth was up 2.5% for the twelve months ending December 31, 2013.  Other improvements included a 15.4% decline in total bankruptcies, per the U.S. Court Statistics, during the year ended December 31, 2013 from the same period in 2012, followed by an additional decrease of 4.5% in the first quarter 2014.  The acquisition of Talmer West Bank on January 1, 2014 continues to strengthen our presence in Michigan with ten offices located throughout southeast and western Michigan, and provides a new presence in northern Indiana.

As of March 31, 2014, $1.4 billion, or 39.9% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was 9.0% as of February 28, 2014, versus 8.0% at December 31, 2013.  The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 15.6% for the rolling twelve months ending January 31, 2014.  On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. We do not expect the bankruptcy to have a material impact on our loan portfolio or future business as much of the city’s debt consists of underfunded pension liabilities and other post-retirement benefits. We do not have direct exposure to bonds, debt or any other financial instrument issued by the city of Detroit and we do not have a concentration of loans to borrowers located in the city of Detroit. As of March 31, 2014, approximately $55.1 million, or 1.6%, of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $9.9 million, or 18.0% of the total loans to borrowers located in the city of Detroit were covered by loss share agreements with the FDIC.

The Ohio economy also showed signs of a slow recovery.  Unemployment was down to 6.5% as of February 28, 2014, compared to 7.1% as of December 31, 2013 and 7.3% as of December 31, 2012.  Wage growth for the twelve months ending December 31, 2013 was up 2.3% from the same period in 2012.  Bankruptcies in Ohio, per the U.S. Court Statistics, were down 5.3% during the year ended December 31, 2013 from the same period in 2012, followed by an additional decrease of 2.7% in the first quarter of 2014.  The Case-Shiller index for the Cleveland market indicates housing prices were up 4.0% for the twelve month period ending January 31, 2014.

The Wisconsin economy continued to recover slowly.  The unemployment rate decreased to 6.1% as of February 28, 2014, down from 6.3% as of December 31, 2013 and 6.7% as of December 31, 2012.  Wage growth for the twelve months ending December 31, 2013 was up 2.7% from the same period in 2012.  In addition, personal and business bankruptcy filings, per the U.S. Court Statistics, for the year ended December 31, 2013 decreased 9.5% from the same period in 2012, followed by an additional decrease of 2.2% in the first quarter 2014.  Real estate values have improved according to statistics from Zillow with prices increasing 2.4% for the twelve months ending March 31, 2014.

Summary of Acquisition and Loss Share Accounting

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in FASB Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), ASC Topic 805, “Business Combinations” (“ASC 805”), and ASC Topic 820, “Fair Value Measurements and Disclosures.” The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC indemnification asset require significant judgment and complexity.

We determine the initial fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories:  (1) specifically reviewed loans — loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans — loans where the future cash flows for each loan is estimated using an automated cash flow calculation model.  For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value.  For our acquisition of CF Bancorp, the specifically reviewed loan population included all loans with credit quality indicators of special mention or worse, all loans that had an outstanding balance of $2.0 million or more, and all loans with a matured status as of the April 30, 2010 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed loans.  For our acquisitions of First Banking Center and Peoples State Bank, the specifically reviewed loan population included all loans with a principal balance of $350 thousand or more, and for our acquisition of Community Central Bank, the specifically reviewed loan population included all loans with a principal balance of $475 thousand or more, resulting in approximately 60% of the acquired loan portfolios being specifically reviewed loans for each of these acquisitions. For our acquisition of First Place Bank, the specifically reviewed loan population included all commercial loans with an outstanding balance of $750 thousand or more, all residential mortgage loans with an outstanding balance of $1.0 million or more, and all impaired loans with a balance of $250 thousand or more as of the January 1, 2013 acquisition date, resulting in approximately 30% of the acquired loan portfolio specifically reviewed.  For our acquisition of Talmer West Bank, the specifically reviewed loan population included all loans with an outstanding balance of $500 thousand or more and a substantial portion of impaired loans with a balance of $250 thousand or more as of the January 1, 2014 acquisition date, resulting in approximately 50% of the acquired loan portfolio specifically reviewed.

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

Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan.  At the date of acquisition, the majority of loans acquired in the CF Bancorp, First Banking Center, People State Bank and Community Central Bank acquisitions, as well as approximately 30% of the loans acquired in our acquisition of First Place Bank and 40% of the loans acquired in our acquisition of Talmer West Bank were accounted for under ASC 310-30 as purchased credit impaired loans. We account for all purchased credit impaired loans on a loan by loan basis.  We recognize the expected shortfall of expected future cash flows on these loans, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as accretable yield. The accretable yield includes both the expected coupon of the loan and the discount accretion. We recognize accretable discount as interest income over the expected remaining life of the purchased credit impaired loan using a method that approximates the level yield method.

Fair value premiums and discounts established on acquired loans accounted for outside the scope of ASC 310-30 fall under FASB ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Other Costs” (“ASC 310-20”) and are accreted or amortized into interest income over the remaining term of the loan as an adjustment to the related loan’s yield.

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

Any decline in expected cash flows identified during the quarterly re-estimation process results in impairment which is measured based on the present value of the new expected cash flows, discounted using the pre-impairment accounting yield of the loan, compared to the recorded investment in the loan. An impairment that is due to a decline in expected cash flows is known as credit impairment, while an impairment that is due to a change in the expected timing of such cash flows is known as timing impairment. If any portion of the impairment is due to credit impairment, we record all of the impairment as provision for loan losses during the period.  However, if the impairment is only related to a change in the expected timing of the cash flows, the impairment is recognized prospectively as a decrease in yield on the loan.  Declines in cash flow expectations on covered loans which are due to credit impairment also result in an increase to the FDIC indemnification asset which is recorded as noninterest income in “FDIC loss sharing income” in our consolidated statements of income in the period. Any improvements in expected cash flows and the effect of changes in expected timing in the receipt of the expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the accretable yield on the loan. Improvements in cash flows on loans covered by a loss share agreement result in a decline in the expected indemnification cash flows which is reflected as a downward yield adjustment on the FDIC indemnification assets.

We modify loans in the normal course of business and assess all loan modifications to determine whether a modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors” (“ASC 310-40”).  For non-purchased credit impaired loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing difficulties and we have granted a concession to the borrower that we would not normally consider and we conclude the concession results in an inability to collect all amounts due, including interest accrued at the original contractual terms. The concessions granted may include: principal deferral, interest rate concession, forbearance, principal reduction or A/B note restructure (where the original loan is restructured into two notes where, one reflects the portion of the modified loan which is expected to be collected, and one that is fully charged off). None of the modifications to date were due to partial satisfaction of the loan.

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

Acquired loans that are paid in full or are otherwise settled results in accelerated recognition of any remaining loan discount through “Accelerated discount on acquired loans” in our consolidated statements of income in the period. If such loans are covered loans, any remaining FDIC indemnification asset no longer expected to be received is also written off through “Accelerated discount on acquired loans” in our consolidated statements of income in the corresponding period.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, the most significant of which are described in Note 1, “Summary of Significant Accounting Policies,” in our 2013 Annual Report on Form 10-K. These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. At December 31, 2013, the most critical of these significant accounting policies are the policies related to the allowance for loan losses, fair valuation methodologies, purchased loans, the FDIC indemnification asset and income taxes. These policies were reviewed with the Audit Committee of the Board of Directors and are discussed more fully on pages 87 through 91 in our 2013 Annual Report on Form 10-K. As of the date of this report, we did not believe there were any material changes in the nature or categories of the critical accounting policies or estimates and assumptions from those discussed in our 2013 Annual Report on Form 10-K.

Financial Results

The three months ended March 31, 2014 is the first quarter that includes the operations of Talmer West Bank, which we acquired on January 1, 2014.  We had net income for the three months ended March 31, 2014 of $32.7 million, or $0.45 per average diluted share, compared to $60.5 million, or $0.89 per average diluted share, for the period ended March 31, 2013.  These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank which are discussed below, including a $37.0 million bargain purchase gain.  The results for the three months ended March 31, 2013 included a $71.7 million bargain purchase gain as a result of our acquisition of First Place Bank on January 1, 2013.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully

Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three months ended March 31, 2014 and 2013. The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three months ended March 31, 2014 and 2013.

We had net interest income of $48.1 million for the three months ended March 31, 2014, an increase of $7.4 million, from $40.7 million for the same period in 2013.  The increase in net interest income in the first quarter of 2014 was primarily the result of the addition of $9.1 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014.

Our net interest margin was 3.95% for the three months ended March 31, 2014, compared to 3.74% for the same period in 2013.  The increase of 21 basis points was due to a combination of several factors, the largest being the acquisition of Talmer West Bank, which had a significantly higher composition of its loan portfolio in commercial real estate loans that, on average, have a higher yield than Talmer Bank’s loan portfolio which has a larger percentage of residential real estate loans.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolio, a component of our accretable yield. However, given the substantial growth of our organic loan portfolio, the diminished size of our covered loan portfolio and the high negative yield on the FDIC indemnification asset, the net interest margin benefit from excess accretable yield in the first quarter of 2014 was relatively insignificant, especially when compared to the comparable period in 2013.  The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion.  The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan.  For the three months ended March 31, 2014 and 2013, the yield on total loans was 5.80% and 6.46%, respectively, while the yield generated using only the expected coupon would have been 5.02% and 4.87%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the expected coupon represents excess accretable yield. The expected coupon of the loan considers the actual coupon rate of the loan and does not include any interest income for loans in nonaccrual status.  Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset.  Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payment from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset which partially offsets the benefits provided by the excess accretable yield discussed above.  The negative yield on the FDIC indemnification asset was 21.29% for the three months ended March 31, 2014, compared to 15.07% for the three months ended March 31, 2013. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 5 basis points for the three months ended March 31, 2014, compared to 35 basis points for the three months ended March 31, 2013.  The decline in the combined excess accretable yield at March 31, 2014 compared to the combined excess accretable yield at March 31, 2013 was substantially driven by the run-off of purchase credit impaired covered loans and an increase in the rate of indemnification asset amortization.  The run-off of covered loans is driven by payments and payoffs reflective of the improving economy.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$400,854	$216	0.22%	$469,326	$290	0.25%
Federal funds sold & other short-term investments	70,688	177	1.02	98,286	200	0.82
Investment securities (3):
Taxable	477,801	1,878	1.59	411,861	1,364	1.34
Tax-exempt	183,986	1,952	5.81	162,292	994	3.35
FHLB Stock	22,426	185	3.34	15,813	407	10.43
Gross uncovered loans (4)	3,219,185	39,610	4.99	2,357,561	28,212	4.85
Gross covered loans (4)	513,608	13,810	10.90	704,294	20,526	11.82
FDIC indemnification asset	127,983	(6,718)	(21.29)	219,322	(8,148)	(15.07)
Total earning assets	5,016,531	51,110	4.19	4,438,755	43,845	4.04
Non-earning assets:
Cash and due from banks	119,222			101,022
Premises and equipment	55,350			60,645
Core deposit intangible	16,794			15,538
Other real estate owned	59,541			43,552
Loan servicing rights	80,065			49,893
FDIC receivable	7,067			14,874
Company-owned life insurance	40,963			38,344
Other non-earning assets	211,141			85,276
Allowance for loan losses	(61,913)			(58,835)
Total assets	$5,544,761			$4,789,064

Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$709,274	$224	0.13%	$552,251	$167	0.12%
Money market and savings deposits	1,396,282	494	0.14	1,212,348	518	0.17
Time deposits	1,327,397	1,491	0.46	1,251,093	1,661	0.54
Other brokered funds	80,000	29	0.15	39,907	24	0.24
Short-term borrowings	102,633	175	0.69	41,208	22	0.22
Long-term debt	211,735	574	1.10	264,252	796	1.22
Total interest bearing liabilities	3,827,321	2,987	0.32	3,361,059	3,188	0.38
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	968,029			732,395
FDIC clawback liability	25,075			22,339
Other liabilities	39,112			85,046
Shareholders’ equity	685,224			588,225
Total liabilities and shareholders’ equity	$5,544,761			$4,789,064
Net interest income		$48,123			$40,657
Interest spread			3.87%			3.66%
Net interest margin as a percentage of interest earning assets			3.89%			3.71%
Tax equivalent effect			0.06%			0.03%
Net interest margin on a fully tax equivalent basis			3.95%			3.74%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $683 thousand and $348 thousand on tax-exempt securities for the three months ended March 31, 2014 and 2013, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

Rate-Volume Analysis

	For the three months ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest earning assets
Interest earning balances	$(35)	$(39)	$(74)
Federal funds sold and other short-term investments	40	(63)	(23)
Investment securities:
Taxable	277	237	514
Tax-exempt	810	148	958
FHLB stock	(348)	126	(222)
Gross uncovered loans	817	10,581	11,398
Gross covered loans	(1,493)	(5,223)	(6,716)
FDIC indemnification asset	(2,667)	4,097	1,430
Total interest income	(2,599)	9,864	7,265

Interest-bearing liabilities
Interest-bearing demand deposits	8	49	57
Money market and savings deposits	(96)	72	(24)
Time deposits	(267)	97	(170)
Other brokered funds	(12)	17	5
Short-term borrowings	91	62	153
Long-term debt	(74)	(148)	(222)
Total interest expense	(350)	149	(201)
Change in net interest income	$(2,249)	$9,715	$7,466

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

The provision for credit losses on off balance sheet items, a component of “other expense” in our consolidated statements of income, reflects management’s assessment of the adequacy of the allowance for credit losses on lending-related commitments.

For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

Uncovered loans

The provision for loan losses on uncovered loans was $6.4 million for the three months ended March 31, 2014, compared to $1.2 million for the three months ended March 31, 2013.  Our allowance for loan losses was $22.8 million, or 0.72% of uncovered loans at March 31, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013. The provision for loan losses on uncovered loans for the three months ended March 31, 2014 reflects impairment recorded in our re-estimation of cash flows for uncovered purchased credit impaired loans, along with additional provision for impaired loans and organic loan growth.  Because we acquired Talmer West Bank on January 1, 2014, we did not perform a re-estimation on this loan portfolio.  We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $3.8 million for the three months ended March 31, 2014. Because we acquired First Place Bank on January 1, 2013, we did not perform a re-estimation of uncovered purchased credit impaired loans in the first quarter of 2013.  The provision for loan losses on uncovered loans at March 31, 2013 reflects provision for uncovered loans originated or acquired subsequent to our acquisition of First Place Bank n on January 1, 2013. The re-estimation completed in the three months ended March 31, 2014 also resulted in $8.0 million of improvements in gross cash flow expectations on uncovered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.

Covered loans

For the three months ended March 31, 2014, we had a provision benefit for covered loan losses of $2.5 million, compared to $1.1 million of provision expense for covered loan losses for the three months ended March 31, 2013.  The provision benefit for covered loan losses for the three months ended March 31, 2014 primarily includes the benefit from covered loan run-off due to pay downs and recoveries, partially offset by impairment of $1.3 million resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The provision expense on covered loan losses for the three months ended March 31, 2013, includes $5.8 million of impairment due to re-estimation of cash flows for covered purchased credit impaired loans, partially offset by loan run-off of covered loans.  The impairment recorded at March 31, 2014 and 2013 was partially offset by increases of $1.6 million and $2.0 million, respectively, in the FDIC indemnification asset recorded in FDIC loss sharing income on our consolidated statements of income.  The re-estimations completed in the three months ended March 31, 2014 and 2013 also resulted in $8.4 million and $18.0 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

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

A substantial portion of the provision for loan loss on covered loans is offset by FDIC loss sharing income. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the “Analysis of the Allowance for Loan Losses — Uncovered” and the “Analysis of the Allowance for Loan Losses — Covered” tables in this financial review.

The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Provision (benefit) for loan losses - covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,299	$5,821
Additional benefit recorded, net of recoveries, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,797)	(4,737)
Total provision (benefit) for loan losses-covered	$(2,498)	$1,084

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,581	$2,015
Expense recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,038)	(3,790)
Total loss sharing expense due to provision for loan losses-covered	$(1,457)	$(1,775)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$(282)	$3,806
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(759)	(947)
Net (increase) decrease to income before taxes	$(1,041)	$2,859

(1)  The results of re-estimation also included $8.4 million and $18.0 million of cash flow improvements related to covered loans for the three months ended March 31, 2014, and 2013, respectively.  Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Noninterest income
Deposit fee income	$3,274	$4,512
Mortgage banking and other loan fees	1,264	5,185
Net gain on sales of loans	3,040	16,815
Bargain purchase gain	36,994	71,702
FDIC loss sharing income	(113)	130
Accelerated discount on acquired loans	6,466	2,293
Net gain (loss) on sales of securities	(2,310)	31
Other income	4,397	2,951
Total noninterest income	$53,012	$103,619

Noninterest income decreased $50.6 million to $53.0 million for the period ended March 31, 2014, from $103.6 million for the same period of 2013.  The decrease in noninterest income for the three months ended March 31, 2014, compared to 2013, was primarily due to the recognition of $37.0 million of bargain purchase gain in the first quarter of 2014, as compared to $71.7 million bargain purchase gain recognized during the first quarter of 2013, and the decline in net gain on sales of loans of $13.8 million. The decline in the net gain on sales of loans was due to a reduction in mortgage lending volumes in the three months ended March 31, 2014, compared to the same period in

2013, mainly due to our exit of the wholesale mortgage lending business in the third quarter of 2013 and increased mortgage interest rates that continue to stifle consumer demand, especially for refinances.

Noninterest Expenses

The following table presents noninterest expenses for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Noninterest expenses
Salary and employee benefits	$35,726	$52,896
Occupancy and equipment expense	9,148	7,022
Data processing fees	1,740	1,647
Professional service fees	4,290	3,887
FDIC loss sharing expense	524	696
Bank acquisition and due diligence fees	1,711	7,229
Marketing expense	1,091	1,537
Other employee expense	729	896
Insurance expense	1,849	2,932
Other expense	8,806	5,869
Total noninterest expenses	$65,614	$84,611

Noninterest expenses decreased $19.0 million to $65.6 million for the three months ended March 31, 2014, from $84.6 million for the same period of 2013.  Total noninterest expenses for the three months ended March 31, 2014 reflect the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $10.5 million of operating costs, outside of transaction related expenses previously discussed.  The decrease in noninterest expense for the three months ended March 31, 2014, compared to 2013, was primarily due to decreases of $17.2 million in salary and employee benefits and $5.5 million in bank acquisition and due diligence fees.  Salary and employee benefits in the three months ended March 31, 2014 included $4.9 million of transaction and integration related expenses including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and intoTalmer Bank and the completion of our initial public offering, while the three months ended March 31, 2013, included $13.4 million of transaction and integration related expenses, including First Place Bank acquisition related bonuses, stock options issued and the accrual of anticipated severance payments for planned reductions in the work force.  The remaining decline in salary and employee benefits for the three months ended March 31, 2014, compared to the same period in 2013, relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.

Income Taxes and Tax-Related Items

During the period ended March 31, 2014, we recognized an income tax benefit of $1.1 million on $31.6 million of pre-tax income, an effective tax rate of negative 3.39%, compared to an income tax benefit of $3.1 million on $57.4 million of pre-tax income, an effective tax rate of negative 5.31% for the period ended March 31, 2013.  The income tax benefit for the three months ended March 31, 2014 and March 31, 2013, respectively, resulted primarily from treating the $37.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 and the $71.7 million bargain purchase gain resulting from our acquisition of First Place Bank on January 1, 2013 as non-taxable, based on the tax structure of the acquisitions. Further information on income taxes is presented in Note 14, “Income Taxes,” of our consolidated financial statements.

Financial Condition

Balance Sheet

Total assets were $5.4 billion at March 31, 2014, compared to $4.5 billion at December 31, 2013.  Of the $869.8 million increase, $904.8 million was related to the fair value of assets acquired in our acquisition of Talmer West Bank.  The decrease in total assets of $35.0 million, setting aside the fair value of assets acquired in our acquisition of Talmer West Bank, was primarily due to decreases in cash and cash equivalents of $61.1 million, net covered loans of $29.8 million, the FDIC indemnification asset of $12.8 million, Federal Home Loan Bank stock of $9.9 million and loans held for sale of $9.3 million, partially offset by an increase in net uncovered loans of $94.7 million.  The decrease in net covered loans reflects the run-off of $32.2 million in covered loans partially offset by a reduction in the allowance for covered loan losses of $2.4 million. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans and new claims filed for losses on covered loans.  The decline in Federal Home Loan Bank stock holdings reflects our ability to redeem stock following the merger of First Place Bank with and into Talmer Bank. The decrease in loans held for sale is primarily the result of a decline in new residential mortgage loan originations partially offset by an increase in the fair value of loans held for sale.  The increase in uncovered loans reflects $114.6 million of net uncovered loan growth in Talmer Bank’s portfolio, offset by $19.9 million of net loan run-off in Talmer West Bank’s loan portfolio.

Total liabilities were $4.7 billion at March 31, 2014, compared to $3.9 billion at December 31, 2013.  The acquisition date fair value of liabilities assumed in our acquisition of Talmer West Bank increased liabilities by $861.3 million.  The primary driver in the increase in liabilities in the three months ended March 31, 2014 was a $785.5 million increase in total deposits.  The $785.5 million increase in total deposits reflects the acquisition date fair value of deposits assumed of $857.8 million related to our acquisition of Talmer West Bank, partially offset by Talmer West Bank deposit run-off during the first quarter of 2014.

Total shareholders’ equity at March 31, 2014 was $697.5 million, an increase of $80.5 million from $617.0 million at December 31, 2013.  The increase primarily reflects our initial public offering completed in February 2014 that raised $42.0 million of capital, after deducting underwriting discounts and commissions and offering expenses and net income of $32.7 million for the three months ended March 31, 2014.

Loans

Our loan portfolio represents a broad range of borrowers primarily in the Michigan, Ohio, Wisconsin Illinois, Indiana and Nevada markets comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans.  All loans acquired in the CF Bancorp acquisition and all loans (except consumer loans) acquired in the First Banking Center, Peoples State Bank and Community Central Bank acquisitions were acquired under loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses incurred on such loans, and we present covered loans separately from uncovered loans due to these loss share agreements.

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence.  These loans are generally financed over a 15 to 30 year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms.  Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second-lien on the borrower’s residence.  Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of March 31, 2014, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.4 billion, or approximately 38.2% of total loans, at March 31, 2014, of which approximately $328.2 million, or 23.6% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of March 31, 2014 and December 31, 2013. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
March 31, 2014
Uncovered loans
Residential real estate (1)(2)	$500,764	$539,287	$11,317	$37,833	$88,506	$9,172	$81,321	$1,268,200
Commercial real estate (3)(4)	591,359	235,475	61,994	72,836	40,546	104,293	41,317	1,147,820
Commercial and industrial (5)	369,969	58,265	22,059	96,449	11,407	9,933	5,186	573,268
Real estate construction	56,111	44,492	5,887	4,382	21,596	4,943	6,158	143,569
Consumer	7,372	2,654	669	87	307	1,729	114	12,932
Total uncovered loans	1,525,575	880,173	101,926	211,587	162,362	130,070	134,096	3,145,789

Covered loans
Residential real estate (1)	91,789	299	24,309	1,220	1,595	173	23	119,408
Commercial real estate (3)	204,982	—	65,557	6,963	73	—	1,574	279,149
Commercial and industrial (5)	36,225	99	31,527	2,275	—	—	1,029	71,155
Real estate construction	8,034	—	5,843	977	127	—	1,914	16,895
Consumer	11,210	56	18	5	11	—	13	11,313
Total covered loans	352,240	454	127,254	11,440	1,806	173	4,553	497,920
Total loans	$1,877,815	$880,627	$229,180	$223,027	$164,168	$130,243	$138,649	$3,643,709

(1) Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $333.6 million of uncovered loans and $84.7 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2) Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $137.7 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3) Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $349.9 million of uncovered loans and $193.7 million of covered loans.

(4) Commercial real estate loans to borrowers in the Cleveland MSA totaled $144.8 million of uncovered loans.

(5) Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $218.6 million of uncovered loans and $33.5 million of covered loans.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Other	Total
December 31, 2013
Uncovered loans
Residential real estate (1)(2)	$411,176	$500,407	$11,825	$33,670	$59,808	$68,567	$1,085,453
Commercial real estate (3)(4)	348,950	244,788	62,330	71,267	5,338	23,166	755,839
Commercial and industrial (5)	295,456	53,268	20,263	75,802	731	1,124	446,644
Real estate construction	49,950	82,774	2,425	1,086	35,098	4,893	176,226
Consumer	5,693	3,175	703	94	—	89	9,754
Total uncovered loans	1,111,225	884,412	97,546	181,919	100,975	97,839	2,473,916

Covered loans
Residential real estate (1)	95,658	344	24,472	1,263	1,597	—	123,334
Commercial real estate (3)	221,020	—	71,412	6,896	73	—	299,401
Commercial and industrial (5)	41,579	106	34,575	2,177	—	—	78,437
Real estate construction	8,866	—	7,237	990	125	—	17,218
Consumer	11,582	57	23	5	11	—	11,678
Total covered loans	378,705	507	137,719	11,331	1,806	—	530,068
Total loans	$1,489,930	$884,919	$235,265	$193,250	$102,781	$97,839	$3,003,984

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

(5) Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $266.7 million of uncovered loans and $38.9 million of covered loans.

The following table details our loan portfolio by loan type for the periods presented.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Uncovered loans
Residential real estate	$1,268,200	$1,085,453
Commercial real estate
Non-owner occupied	742,178	581,651
Owner-occupied	377,678	148,545
Farmland	27,964	25,643
Total commercial real estate	1,147,820	755,839
Commercial and industrial	573,268	446,644
Real estate construction	143,569	176,226
Consumer	12,932	9,754
Total uncovered loans	3,145,789	2,473,916

Covered loans
Residential real estate	119,408	123,334
Commercial real estate
Non-owner occupied	143,460	154,951
Owner-occupied	108,630	115,435
Farmland	27,059	29,015
Total commercial real estate	279,149	299,401
Commercial and industrial	71,155	78,437
Real estate construction	16,895	17,218
Consumer	11,313	11,678
Total covered loans	497,920	530,068
Total loans	$3,643,709	$3,003,984

Total loans were $3.6 billion at March 31, 2014, an increase of $639.7 million from December 31, 2013, resulting from the acquisition of $572.2 million of loans at fair value in our acquisition of Talmer West Bank on January 1, 2014 and $99.7 million of uncovered loan growth outside of the acquisition, partially offset by $32.2 million in covered loan run-off.  The $99.7 million of uncovered loan growth is the result of $119.5 million of uncovered loan growth in Talmer Bank’s loan portfolio, partially offset by $19.8 million of loan run-off in Talmer West Bank’s loan portfolio. The total increase in uncovered loans of $671.9 million at March 31, 2014, compared to December 31, 2013, includes loans acquired in our acquisition of Talmer West Bank, represented by increases in commercial real estate loans of $392.0 million, residential real estate loans of $182.7 million, commercial and industrial loans of $126.6 million and consumer loans of $3.2 million, partially offset by a decline in real estate construction loans of $32.6 million.  The covered loan run-off for the three months ended March 31, 2014 resulted from decreases in commercial real estate loans of $20.3 million, or 6.76%, commercial and industrial loans of $7.3 million, or 9.28%, residential real estate loans of $3.9 million, or 3.18%, consumer loans of $365 thousand, or 3.13%, and real estate construction loans of $323 thousand, or 1.88%.  Long term, we intend to decrease the concentration of our commercial real estate portfolio, as we run off acquired loans, with a goal of our overall loan portfolio to be approximately one-third commercial and industrial loans, less than one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high risk products such as subprime or option adjustable rate loans as of March 31, 2014, however, we have purchased a limited amount of Alternative A-paper mortgage loans which represent less than one percent of our total residential real estate loans.

Residential real estate loans totaled $1.4 billion at March 31, 2014, of which $1.3 billion were uncovered and $119.4 million were covered.  Of the $1.4 billion of residential real estate loans outstanding at March 31, 2014, $15.1 million (consisting of $13.8 million of uncovered loans and $1.3 million of covered loans) were on nonaccrual status.  Included in residential real estate loans are $264.1 million of home equity loans and lines of credit (consisting of $202.2 million of uncovered loans and $61.9 million of covered loans) of which $73.4 million have interest only payment terms.  These loans are generally secured by junior liens and represent the only interest only residential real estate loans that we held as of March 31, 2014.  Also included in residential real estate loans are $65.3 million of uncovered jumbo adjustable rate mortgages and $64.9 million of residential real estate loans with balloon payment terms (consisting of $56.4 million of uncovered loans and $8.5 million of covered loans) of which only $704 thousand were on nonaccrual status as of March 31, 2014.

Real estate construction loans totaled $160.5 million at March 31, 2014, of which $143.6 million were uncovered loans and $16.9 million were covered loans.  Of the $160.5 million of real estate construction loans outstanding at March 31, 2014, $2.0 million (consisting of $582 thousand of uncovered loans and $1.4 million of covered loans) were on nonaccrual status. Included in real estate construction loans are $21.9 million of loans with balloon payment terms (consisting of $19.6 million of uncovered loans and $2.3 million of covered loans), all of which were current on payments as of March 31, 2014.  Also included in real estate construction loans are $856 thousand of uncovered jumbo adjustable rate mortgages and $65 thousand of uncovered home equity loans and lines of credit.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2014
Uncovered loans:
Residential real estate	$76,980	$97,621	$1,093,599	$1,268,200
Commercial real estate	205,414	724,713	217,693	1,147,820
Commercial and industrial	195,236	248,155	129,877	573,268
Real estate construction	22,071	22,279	99,219	143,569
Consumer	3,633	6,166	3,133	12,932
Total uncovered loans	$503,334	$1,098,934	$1,543,521	$3,145,789

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		808,852	889,116
Floating interest rates		290,082	654,405
Total		$1,098,934	$1,543,521

Covered loans:
Residential real estate	$10,765	$46,924	$61,719	$119,408
Commercial real estate	162,210	101,155	15,784	279,149
Commercial and industrial	46,006	21,841	3,308	71,155
Real estate construction	13,700	2,575	620	16,895
Consumer	344	856	10,113	11,313
Total covered loans	$233,025	$173,351	$91,544	$497,920

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		163,542	43,311
Floating interest rates		9,809	48,233
Total		$173,351	$91,544

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2013
Uncovered loans:
Residential real estate	$23,500	$48,930	$1,013,023	$1,085,453
Commercial real estate	100,614	490,468	164,757	755,839
Commercial and industrial	155,673	201,290	89,681	446,644
Real estate construction	6,657	11,799	157,770	176,226
Consumer	2,663	4,495	2,596	9,754
Total uncovered loans	$289,107	$756,982	$1,427,827	$2,473,916

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		556,077	807,531
Floating interest rates		200,905	620,296
Total		$756,982	$1,427,827

Covered loans:
Residential real estate	$11,053	$46,271	$66,010	$123,334
Commercial real estate	158,912	122,596	17,893	299,401
Commercial and industrial	48,970	25,211	4,256	78,437
Real estate construction	12,944	3,651	623	17,218
Consumer	331	906	10,441	11,678
Total covered loans	$232,210	$198,635	$99,223	$530,068

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		186,643	47,250
Floating interest rates		11,992	51,973
Total		$198,635	$99,223

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

Purchased Loans

We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date.  In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan.  For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan loss, then adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank or by Talmer West Bank, as applicable, for loans with similar characteristics as those acquired other than purchased credit impaired loans.  We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

Originated loans

The allowance for loan losses represents management’s assessment of probable, incurred credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. Loans are considered impaired when based on current information and events it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if we will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, we consider the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realized value of any collateral.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we are growing rapidly, the historical loss estimates for loans are based primarily on the actual historical loss experienced by all banks in our markets of Michigan, Ohio, Indiana and Wisconsin combined with a small factor representing our own loss history from the same time period.  These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Indiana and Wisconsin, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based primarily on historical loss rates experienced in the respective loan classes by all banks in Michigan, Ohio, Indiana and Wisconsin. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following tables present, by loan type, the changes in the allowance for loan losses on both uncovered and covered loans for the periods presented.

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$17,746	$10,945
Loan charge-offs:
Residential real estate	(1,436)	(1,129)
Commercial real estate	(1,245)	(432)
Commercial and industrial	(145)	(126)
Real estate construction	(81)	—
Consumer	(66)	(148)
Total loan charge-offs	(2,973)	(1,835)

Recoveries of loans previously charged-off:
Residential real estate	760	37
Commercial real estate	616	171
Commercial and industrial	162	42
Real estate construction	2	62
Consumer	34	—
Total loan recoveries	1,574	312
Net charge-offs	(1,399)	(1,523)
Provision for loan losses	6,424	1,176
Balance at end of period	$22,771	$10,598
Allowance for loan losses as a percentage of total uncovered loans at period end	0.72%	0.49%
Net loan charge-offs on noncovered loans as a percentage of average uncovered loans	0.18%	0.29%

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$40,381	$51,473
Loan charge-offs:
Residential real estate	(863)	(749)
Commercial real estate	(1,986)	(4,610)
Commercial and industrial	(1,027)	(835)
Real estate construction	(25)	(364)
Consumer	(47)	(19)
Total loan charge-offs	(3,948)	(6,577)

Recoveries of loans previously charged-off:
Residential real estate	552	261
Commercial real estate	1,645	2,709
Commercial and industrial	1,649	547
Real estate construction	127	367
Consumer	92	50
Total loan recoveries	4,065	3,934
Net (charge-offs) recoveries	117	(2,643)
Provision (benefit) for loan losses	(2,498)	1,084
Balance at end of period	$38,000	$49,914
Allowance for loan losses as a percentage of total covered loans at period end	7.63%	7.55%
Net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	-0.09%	1.50%

Our uncovered allowance for loan losses was $22.8 million, or 0.72% of uncovered loans, at March 31, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013.  The $5.1 million increase in the uncovered allowance for loan losses during the three months ended March 31, 2014 was primarily due to allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans along with additional provision for impaired loans and organic loan growth.

The covered allowance for loan losses was $38.0 million, or 7.63% of covered loans, at March 31, 2014, compared to $40.4 million, or 7.62% of total covered loans, at December 31, 2013.  The $2.4 million decrease from December 31, 2013 to March 31, 2014 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows for our covered purchased credit impaired loans.

Allocation of the Allowance for Loan Losses — Uncovered

The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

	March 31, 2014
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$4,696	1.72%	50.4%	$5,200	0.52%	38.2%
Commercial real estate	2,319	0.99	43.5	4,457	0.49	35.0
Commercial and industrial	198	1.08	3.4	4,559	0.82	21.3
Real estate construction	—	—	2.1	1,083	0.82	5.1
Consumer	135	3.99	0.6	124	1.30	0.4
Total uncovered loans	$7,348	1.36%	100.0%	$15,423	0.59%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

	December 31, 2013
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$3,088	1.22%	69.9%	$4,620	0.56%	39.4%
Residential real estate	1,405	1.43	27.1	2,862	0.44	31.1
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Commercial and industrial	2	0.10	0.5	2,025	1.16	8.3
Real estate construction	115	3.96	0.8	225	3.29	0.3
Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$5,077	4.25%	24.0%	$4,696	3.81%	23.3%
Commercial real estate	24,062	8.62	56.0	26,394	8.82	56.5
Commercial and industrial	6,759	9.50	14.3	7,227	9.21	14.8
Real estate construction	2,003	11.86	3.4	1,984	11.52	3.2
Consumer	99	0.88	2.3	80	0.69	2.2
Total uncovered loans	$38,000	7.63%	100.0%	$40,381	7.62%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$2,189	$2,469
Commercial real estate	2,664	3,581
Commercial and industrial	526	415
Consumer	2	3
Total nonperforming troubled debt restructurings	5,381	6,468
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$11,633	$12,946
Commercial real estate	6,174	2,010
Commercial and industrial	1,723	2,266
Real estate construction	582	510
Consumer	100	97
Total nonaccrual loans other than nonperforming troubled debt restructurings	20,212	17,829
Total nonaccrual loans	25,593	24,297
Other real estate	47,286	18,384
Total nonperforming assets	72,879	42,681

Performing troubled debt restructurings
Residential real estate	828	328
Commercial real estate	3,003	1,637
Commercial and industrial	1,365	1,367
Real estate construction	96	90
Consumer	30	30
Total performing troubled debt restructurings	5,322	3,452
Total uncovered impaired assets	$78,201	$46,133
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$3	$539

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Covered
Nonperforming troubled debt restructurings
Residential real estate	$962	$900
Commercial real estate	6,235	6,561
Commercial and industrial	2,780	3,052
Real estate construction	1,023	926
Consumer	25	25
Total nonperforming troubled debt restructurings	11,025	11,464
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$368	$88
Commercial real estate	1,563	1,563
Commercial and industrial	2,124	4,149
Real estate construction	442	446
Consumer	—	6
Total nonaccrual loans other than nonperforming troubled debt restructurings	4,497	6,252
Total nonaccrual loans	15,522	17,716
Other real estate	10,165	11,571
Total nonperforming assets	25,687	29,287

Performing troubled debt restructurings
Residential real estate	2,582	2,691
Commercial real estate	15,056	14,391
Commercial and industrial	3,030	3,802
Real estate construction	111	163
Total performing troubled debt restructurings	20,779	21,047
Total covered impaired assets	$46,466	$50,334

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$7	$—

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

Total nonperforming assets were $98.6 million as of March 31, 2014, compared to $72.0 million as of December 31, 2013.  The $26.6 million increase was primarily the result of $30.9 million of uncovered other real estate related to our acquisition of Talmer West Bank on January 1, 2014.

FDIC Indemnification Asset and Receivable

In connection with our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC.  At each acquisition date, we account for amounts receivable from the FDIC under the loss share agreements as an indemnification asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets.  A decline in expected cash flows on covered loans is referred to as impairment and recorded as provision for loan losses, resulting in an increase to the allowance for loan losses on covered loans. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows are recorded as noninterest income in “FDIC loss sharing income” in our consolidated statements of income and result in an increase to the FDIC indemnification asset in the same period.  An improvement in expected cash flows on covered loans, once any previously recorded impairment is recaptured, is recognized prospectively as an upward adjustment to the yield on the related loan and a downward adjustment to the yield on the FDIC indemnification asset. As such, overall improvements in expected cash flows on covered loans can result in a negative yield on the FDIC indemnification asset, which is recorded in “interest income” in our consolidated statements of income, while increases to the FDIC indemnification asset are recorded as adjustments to noninterest income in “FDIC loss sharing income” in our consolidated statements of income.  When covered loans payoff sooner than expected, any remaining FDIC indemnification asset is reviewed and may result in a direct write off as an adjustment to noninterest income in “Accelerated discount on acquired loans” in our consolidated statements of income. The FDIC indemnification asset is also reduced for claims submitted to the FDIC for reimbursement.  We have established a FDIC receivable which represents claims submitted to the FDIC for reimbursement for which we expect to receive payment within 90 days.

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  As of March 31, 2014, the estimated FDIC clawback liability totaled $25.6 million, including $21.7 million and $3.9 million related to the CF Bancorp and First Banking Center acquisitions, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended March 31,
	2014		2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$131,861	$7,783	$226,356	$17,999
Accretion	(6,718)	—	(8,148)	—
Sales and write-downs of other real estate owned	(473)	(192)	(862)	618
Net effect of change in allowance on covered assets (1)	(2,024)	—	(5,064)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(3,601)	3,601	(10,080)	10,080
Increase (decrease) due to additional claimable expenses incurred net of recoveries (2)	—	(886)	—	194
Claim payments received from the FDIC	—	(2,176)	—	(13,801)
Balance at end of period	$119,045	$8,130	$202,202	$15,090

(1) Includes the impact of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Primarily includes expenses associated with maintaining the underlying properties and legal fees.

Securities Available-for-Sale

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
U.S. Treasury securities	$3,250	$—
U.S. government sponsored agency obligations	114,154	98,237
Obligations of state and political subdivisions:
Taxable	397	396
Tax exempt	167,579	182,000
Small Business Administration (SBA) Pools	37,884	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	231,457	218,922
Privately issued	3,516	4,446
Privately issued commercial mortgage backed securities	5,156	5,147
Corporate debt securities:
Senior debt	43,816	43,845
Subordinated debt	24,346	24,175
Equity securities	492	489
Total securities available-for-sale	$632,047	$620,083

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2014, total securities available-for-sale were $632.0 million, or 11.67% of total assets, compared to $620.1 million, or 13.64% of total assets, at December 31, 2013.  Of the $11.9 million increase from December 31, 2013 to March 31, 2014, $13.6 million was related to the fair value of the investment securities portfolio acquired in our acquisition of Talmer West Bank, offset by sales of certain securities late in the first quarter of 2014 resulting from management’s decision to take advantage of an opportunity to reinvest the proceeds in securities that improve the duration extension risk and forward looking yield profile of our securities profile.  Securities with amortized cost of $230.4 million and $271.3 million were pledged at March 31, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

The following tables show contractual maturities and yields for the securities available-for-sale portfolio at March 31, 2014 and December 31, 2013.

	Maturity as of March 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale (2):
U.S. Treasury securities	$3,250	0.04%	$—	—%	$—	—%	$—	—%
U.S. government sponsored agency obligations (1)	—	—	—		69,356	1.48	46,735	1.17
Obligations of state and political subdivisions:
Taxable (1)	—	—	—	—	397	6.19	—	—
Tax exempt (1) (3)	2,809	2.79	21,526	3.78	112,724	4.27	30,341	5.15
SBA Pools (4) (5)	—	—	1,948	0.86	36,117	0.88	—	—
Residential mortgage-backed securities (4):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	9,137	2.79	143,695	2.33	80,347	2.25	—	—
Privately issued (1)	1,969	3.42	1,521	1.74	—	—	—	—
Commercial mortgage-backed securities (4)	—	—	5,168	2.19	—	—	—	—
Corporate debt securities (6)	1,761	1.55	40,731	1.53	14,054	2.29	11,677	2.28
Total securities available-for-sale	$18,926	2.27%	$214,589	2.29%	$312,995	2.66%	$88,753	2.68%

(1) Average yields assume a yield to maturity call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency CMO’s. $86.5 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 119 basis points and 240 basis points, respectively, or resulting in average yields of 2.67% and 3.57%, respectively.

(2) This table excludes a mutual fund holding in the CRA Fund.

(3) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(4) Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(5) All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current March 31, 2014 indexed coupon rates are assumed to remain constant until maturity.

(6) Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $20.7 million and $11.7 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current March 31, 2014 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale (2):
U.S. government sponsored agency obligations (1)	$—	—%	$—	—%	$62,606	1.40%	$39,991	1.09%
Obligations of state and political subdivisions:
Taxable (1)	—	—	—	—	397	6.19	—	—
Tax-exempt (1) (3)	2,823	2.78	20,500	3.54	116,682	3.63	44,345	3.59
SBA Pools (4)(5)	—	—	—	—	42,956	1.09	—	—
Residential mortgage-backed securities (4):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	7,356	3.10	134,132	2.23	82,030	2.18	—	—
Privately issued (1)	2,905	3.25	1,548	3.93	—	—	—	—
Commercial mortgage-backed securities (6)	—	—	5,181	2.19	—	—	—	—
Corporate debt securities (1)	—	—	42,635	1.52	14,158	2.29	11,640	2.24
Total securities available-for-sale	$13,084	3.06%	$203,996	2.20%	$318,829	2.42%	$95,976	2.39%

(1)  Average yields assume a yield to worst call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations, obligations of state and political subdivisions and non-agency CMO’s.  $77.8 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 126 basis points and 201 basis points, respectively, or resulting in average yields of 2.66% and 3.10%, respectively.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase and origination of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheet.  As of March 31, 2014, we serviced loans with an aggregate outstanding principal balance of $7.4 billion.

Total loan servicing rights were $77.9 million as of March 31, 2014, compared to $78.6 million as of December 31, 2013.  The decrease was mainly a result of a $3.1 million change in the fair value of loan servicing rights from December 31, 2013 to March 31, 2014, partially offset by $1.6 million of residential mortgage loan servicing rights added to the portfolio during the three months ended March 31, 2014. In addition, during the first quarter of 2014, we acquired $767 thousand of commercial real estate loan servicing rights in our acquisition of Talmer West Bank.

Deposits

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing demand deposits	$950,671	$779,379
Interest-bearing demand deposits	714,043	598,281
Money market and savings deposits	1,370,691	1,215,864
Time deposits	1,270,927	927,313
Other brokered funds	80,000	80,000
Total deposits	$4,386,332	$3,600,837

Total deposits were $4.4 billion at March 31, 2014 and $3.6 billion at December 31, 2013, representing 92.94% and 91.62% of total liabilities at each period end, respectively.  The fair value of deposits acquired in our acquisition of Talmer West Bank totaled $857.8 million consisting of time deposits of $407.2 million, noninterest-bearing deposits of $175.1 million, money market and savings deposits of $166.0 million, and interest-bearing deposits of $109.5 million.  Since the acquisition of Talmer West Bank, there has been $72.3 million of net run-off in total deposits.  This decline in deposits is primarily due to $63.6 million of net time deposit run-off.  The net time deposit run-off reflects management’s efforts to reduce the level of higher cost deposits acquired in our acquisition of Talmer West Bank.  Our interest-bearing deposit costs were 26 basis points for both the three months ended March 31, 2014 and December 31, 2013, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Maturing in
3 months or less	$191,050	$103,297
3 months to 6 months	124,043	88,492
6 months to 1 year	126,633	82,517
1 year or greater	157,808	115,508
Total	$599,534	$389,814

Borrowings

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Short-term borrowings:
Securities sold under agreements to repurchase	$69,544	$36,876
FHLB advances	20,018	—
Holding company line of credit	—	35,000
Total short-term borrowings	89,562	71,876
Long-term debt:
FHLB advances (1)	109,189	130,368
Securities sold under agreements to repurchase (2)	57,671	58,079
Subordinated notes related to trust preferred securities (3)	10,623	10,590
Total long-term debt	177,483	199,037
Total short-term borrowings and long-term debt:	$267,045	$270,913

(1) The March 31, 2014 balance includes advances payable of $100.6 million and purchase accounting premiums of $8.6 million.  The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(2) The March 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $7.7 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3) The March 31, 2014 and December 31, 2013 balances include subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million, respectively.

Total short-term borrowings and long-term debt outstanding at March 31, 2014 was $267.0 million, a decrease of $3.9 million from $270.9 million at December 31, 2013.  The decrease in total borrowings during the first quarter of 2014 was primarily due to the repayment of our $35.0 million holding company line of credit, partially offset by a $32.7 million increase in short-term securities sold under agreements to repurchase.

Total debt was collateralized by $833.5 million of commercial and mortgage loans, mortgage-backed securities and bonds at March 31, 2014, compared to $949.6 million of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2013.  See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$617,015	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	31
Net income	32,667	60,455
Other comprehensive income (loss)	5,581	(507)
Stock based compensation expense	180	8,271
Issuance of common shares	42,025	—
Balance at end of period	$697,468	$588,993

On January 1, 2014, we purchased Financial Commerce Corporation’s wholly-owned subsidiary banks, Michigan Commerce Bank, a Michigan state-chartered bank, Indiana Community Bank, an Indiana state-chartered bank, Bank of Las Vegas, a Nevada state-chartered bank and Sunrise Bank of Albuquerque, a New Mexico state-

chartered bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code.  The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us.

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements were met at March 31, 2014.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.

On February 14, 2014, we completed the initial public offering of 15,555,555 shares of Class A common stock for $13 per share.  Of the 15,555,555 shares sold, 3,703,703 shares were sold by the Company and 11,851,852 shares were sold by certain selling shareholders.  In addition, on February 21, 2014, the selling shareholders sold an additional 2,333,333 shares of Class A common stock to cover the exercise of the underwriters’ over-allotment option.  We received net proceeds of $42.0 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company did not receive any proceeds from the sale of shares by the selling shareholders.

We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

The capital ratios of Talmer West Bank at March 31, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

Our capital ratios exceeded the well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Capital Ratio
March 31, 2014
Total risk-based capital
Consolidated	N/A	17.7%
Talmer Bank and Trust	10.0	17.5
Talmer West Bank (1)	N/A	15.2

Tier 1 risk-based capital
Consolidated	N/A	16.7
Talmer Bank and Trust	6.0	16.2
Talmer West Bank (1)	N/A	15.2

Tier 1 leverage ratio
Consolidated	N/A	11.2
Talmer Bank and Trust	5.0	11.3
Talmer West Bank (1)	N/A	9.5

December 31, 2013
Total risk-based capital
Consolidated	N/A	19.2
Talmer Bank and Trust	10.0	18.4
First Place Bank (2)	N/A	15.9

Tier 1 risk-based capital
Consolidated	N/A	18.3
Talmer Bank and Trust	6.0	17.1
First Place Bank (2)	N/A	15.3

Tier 1 leverage ratio
Consolidated	N/A	12.2
Talmer Bank and Trust	5.0	10.3
First Place Bank (2)	N/A	11.7

(1) Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

(2) Notwithstanding its capital levels, First Place Bank was not categorized as well capitalized while it was subject to the Cease and Desist Order.  On February 10, 2014, First Place Bank was merged with and into Talmer Bank and Trust and the Cease and Desist Order had no further force or effect.

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, inventory, plant, or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which we are committed.

Letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Our portfolio of standby letters of credit consists primarily of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. The risk to us arises from our obligation to make payment in the event of the customers’ contractual default to produce the contracted good or service to a third party. Management conducts regular reviews of these instruments on an individual customer basis and does not anticipate any material losses as a result of these letters of credit.

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk.  At March 31, 2014 and December 31, 2013, the allowance for off-balance sheet risk was $626 thousand and $1.0 million, respectively, included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$493,206	$298,884	$792,090	$523,666	$216,473	$740,139
Standby letters of credit	70,209	2,241	72,450	68,452	561	69,013
Total commitments	$563,415	$301,125	$864,540	$592,118	$217,034	$809,152

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

We additionally enter into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”) and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  The Company generally takes offsetting positions with dealer counterparts to mitigate the inherent risk.  The agreements with our derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.  In addition, these agreements contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  As of March 31, 2014 the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $58 thousand.

The following table reflects the amount and fair value of our derivatives.

		Fair Value
(Dollars in thousands)	Notional Amount	Gross Derivative Assets (1)	Gross Derivative Liabilities (1)
March 31, 2014
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$215,125	$181	$—
Interest rate lock commitments	92,714	1,007	—
Customer-initiated derivatives	11,944	232	52
Total derivative instruments	$319,783	$1,420	$52

December 31, 2013
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$168,746	$1,484	$—
Interest rate lock commitments	67,685	1,146	—
Total derivative instruments	$236,431	$2,630	$—

(1) Net derivative assets are included in “Other income” and net derivative liabilities are included in “Other liabilies” on the consolidated balance sheets.

Note 11, “Derivative Instruments,” to our consolidated financial statements includes additional information about these derivative contracts.

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  Our estimated liability recorded in connection with these representations and warranties was $4.0 million and $4.8 million at March 31, 2014 and December 31, 2013, respectively.  The reserve at March 31, 2014 included $1.6 million for specific claims and $2.4 million for general allowances.  The liability for specific claims includes liability for the estimated likelihood of payment of the claims while the general allowance is developed using a model to estimate the unknown liability including inputs such as the loans sold by year, the number and dollar amount of claims to-date by year, the rate of claims being rescinded and the estimate of the amount of the loss as a percent of the loan balance.  During the three months ended March 31, 2014, we paid $1.5 million in claims and expensed $770 thousand to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties. During the three months ended March 31, 2013, we paid $1.0 million in claims and expensed $1.4 million to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of March 31, 2014.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future minimum lease payments	$35,722	$6,573	$10,345	$8,260	$10,544
FHLB borrowings	120,634	20,018	86,766	3,350	10,500
Securities sold under agreements to repurchase	119,544	69,544	50,000	—	—
Subordinated notes related to trust preferred securities	15,000	—	—	—	15,000
Total	$290,900	$96,135	$147,111	$11,610	$36,044

Liquidity

Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures.  Liquidity is monitored and closely managed by our Asset and Liability Committee (“ALCO”), a group of senior officers from the finance, risk management, treasury, and lending areas.  It is ALCO’s responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  In addition, we have implemented modeling software that projects cash flows from the balance sheet under a broad range of potential scenarios, including severe changes in the interest rate environment.

At March 31, 2014, we had liquidity on hand of $930.2 million, compared to $694.5 million at December 31, 2013.  Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of March 31, 2014, we had $129.2 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2014 to 2027.  We also maintain relationships with correspondent banks which could provide funds on short notice, if needed.  In addition, because Talmer Bank is “well capitalized,” it can accept wholesale deposits up to approximately $1.3 million based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of March 31, 2014.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

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

The estimated impact on our net interest income as of March 31, 2014 and December 31, 2013, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for March 31, 2014 reflect the addition of Talmer West Bank.

Interest Income Shocks

	March 31, 2014		December 31, 2013
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	4.1%	8.1%	4.7%	24.4%
+300 basis points	2.9	6.0	3.3	18.3
+200 basis points	1.7	4.0	2.1	12.3
+100 basis points	0.7	2.1	0.8	6.2
-100 basis points	(3.3)	(4.7)	(3.3)	(5.5)
-200 basis points	(6.0)	(8.5)	(7.2)	(10.5)
-300 basis points	(7.1)	(9.9)	(8.6)	(12.2)
-400 basis points	(7.6)	(10.4)	(9.2)	(12.8)

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

The table below presents the change in our economic value of equity as of March 31, 2014 and December 31, 2013 assuming immediate parallel shifts in interest rates.  The table below presents the change in our economic value of equity as of March 31, 2014 and December 31, 2013 assuming immediate parallel shifts in interest rates.  Simulation results for March 31, 2014 reflect the addition of Talmer West Bank in addition to a model adjustment based upon our own historical model which resulted in longer lives of our non-core deposits.

Economic Value of Equity Shocks

	March 31, 2014	December 31, 2013
+400 basis points	(13.4)%	(33.8)%
+300 basis points	(8.9)	(24.2)
+200 basis points	(4.9)	(14.7)
+100 basis points	(1.9)	(6.4)
-100 basis points	(0.6)	2.6
-200 basis points	(1.5)	7.1
-300 basis points	(0.7)	9.3
-400 basis points	(0.4)	9.4

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2014, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 1.  Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Equity Incentive Plan dated March 26, 2014

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

May 15, 2014	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)