Form 10-Q/A
period 2014-03-31
TALMER BANCORP, INC.
filed 2014-06-10
CIK 1360683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

The number of shares outstanding of the issuer’s Class A common stock, as of May 14, 2014 was 69,991,613.

EXPLANATORY NOTE

This Form 10Q/A amends the Quarterly Report on Form 10-Q of Talmer Bancorp, Inc. for the quarterly period ended March 31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Equity Incentive Plan dated March 26, 2014(1)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer(1)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer(1)

32.1	Section 1350 Certifications(1)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidate Financial Statements.(2)

(1)         Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2014.

(2)         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

June 10, 2014	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

June 10, 2014	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit List

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Equity Incentive Plan dated March 26, 2014(1)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer(1)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer(1)

32.1	Section 1350 Certifications(1)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidate Financial Statements.(2)

(1)         Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2014.

(2)         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.