Form 10-Q
period 2014-06-30
TALMER BANCORP, INC.
filed 2014-08-14
CIK 1360683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of August 13, 2014 was 70,451,057.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  These forward-looking statements include statements related to our projected growth, proposed branch sales, branch consolidations, including the anticipated costs associated with such consolidations, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks (including the pending acquisition of First of Huron Corporation) or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.  Potential risks and uncertainties include the following:

•                  the reaction to the anticipated acquisition of the banks’ customers, employees and counterparties or difficulties related to the transition of services;

•                  the inability to obtain the requisite regulatory approvals for our anticipated acquisition and meet other closing terms and conditions;

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

PART I

Item 1.  Financial Statements.

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2014	2013

Assets
Cash and due from banks	$107,292	$97,167
Interest-bearing deposits with other banks	218,309	206,160
Federal funds sold and other short-term investments	77,000	72,029
Total cash and cash equivalents	402,601	375,356
Securities available-for-sale	731,700	620,083
Federal Home Loan Bank stock	16,541	16,303
Loans held for sale, (includes $113.8 million and $85.3 million respectively, measured at fair value)	136,089	85,252
Loans:
Residential real estate (includes $18.5 million and $16.3 million respectively, measured at fair value) (1)	1,362,869	1,085,453
Commercial real estate	1,131,348	755,839
Commercial and industrial	647,090	446,644
Real estate construction (includes $1.4 million measured at fair value at December 31, 2013) (1)	112,866	176,226
Consumer	42,034	9,754
Total loans, excluding covered loans	3,296,207	2,473,916
Less: Allowance for loan losses - uncovered	(24,360)	(17,746)
Net loans - excluding covered loans	3,271,847	2,456,170
Covered loans	459,280	530,068
Less: Allowance for loan losses - covered	(32,743)	(40,381)
Net loans - covered	426,537	489,687
Net total loans	3,698,384	2,945,857
Premises and equipment	56,642	51,001
FDIC indemnification asset	102,694	131,861
Other real estate owned	52,273	29,955
Loan servicing rights	74,104	78,603
Core deposit intangible	15,378	13,205
FDIC receivable	7,198	7,783
Company-owned life insurance	95,580	39,500
Income tax benefit	187,847	126,200
Other assets	30,642	26,402
Total assets	$5,607,673	$4,547,361
Liabilities
Deposits:
Noninterest-bearing demand deposits	$958,278	$779,379
Interest-bearing demand deposits	697,031	598,281
Money market and savings deposits	1,330,036	1,215,864
Time deposits	1,187,661	927,313
Other brokered funds	123,528	80,000
Total deposits	4,296,534	3,600,837
FDIC clawback liability	26,309	24,887
FDIC warrants payable	4,493	4,118
Short-term borrowings	238,826	71,876
Long-term debt	266,407	199,037
Other liabilities	48,979	29,591
Total liabilities	4,881,548	3,930,346
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 6/30/2014 and 12/31/2013
Issued and outstanding - 0 shares at 6/30/2014 and 12/31/2013	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 6/30/2014 and 12/31/2013
Issued and outstanding - 70,451,057 shares at 6/30/2014 and 66,234,397 shares at 12/31/2013	70,451	66,234
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 6/30/2014 and 12/31/2013
Issued and outstanding - 0 shares at 6/30/2014 and 12/31/2013	—	—
Additional paid-in-capital	404,079	366,428
Retained earnings	249,362	192,349
Accumulated other comprehensive income (loss), net of tax	2,233	(7,996)
Total shareholders’ equity	726,125	617,015
Total liabilities and shareholders’ equity	$5,607,673	$4,547,361

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$56,925	$51,290	$110,338	$100,028
Interest on investments
Taxable	2,198	1,102	4,076	2,466
Tax-exempt	1,139	1,006	3,091	2,000
Total interest on securities	3,337	2,108	7,167	4,466
Interest on interest earning cash balances	172	201	388	491
Interest on federal funds and other short term investments	278	247	455	447
Dividends on FHLB stock	160	138	345	545
FDIC indemnification asset	(5,506)	(6,908)	(12,224)	(15,056)
Total interest income	55,366	47,076	106,469	90,921
Interest Expense
Interest-bearing demand deposits	216	159	440	326
Money market and savings deposits	492	494	986	1,012
Time deposits	1,432	1,545	2,923	3,206
Other brokered funds	35	48	64	72
Interest on short-term borrowings	33	33	208	55
Interest on long-term debt	627	742	1,201	1,538
Total interest expense	2,835	3,021	5,822	6,209
Net interest income	52,531	44,055	100,647	84,712
Provision for loan losses - uncovered	3,219	4,923	9,643	6,099
Benefit for loan losses - covered	(7,321)	(7,460)	(9,819)	(6,376)
Net interest income after provision for loan losses	56,633	46,592	100,823	84,989

Noninterest income
Deposit fee income	3,163	4,648	6,437	9,160
Mortgage banking and other loan fees	(1,025)	10,770	239	15,955
Net gain on sales of loans	5,681	16,139	8,713	32,954
Bargain purchase gain	—	—	40,157	71,702
FDIC loss sharing income	(3,434)	(2,343)	(3,547)	(2,213)
Accelerated discount on acquired loans	4,326	3,920	10,792	6,213
Net gain (loss) on sales of securities	—	69	(2,310)	100
Other income	5,185	2,858	9,590	5,790
Total noninterest income	13,896	36,061	70,071	139,661

Noninterest expenses
Salary and employee benefits	30,391	34,110	66,120	87,005
Occupancy and equipment expense	7,937	6,824	17,085	13,827
Data processing fees	2,260	1,913	4,000	3,560
Professional service fees	2,814	4,425	7,104	8,312
FDIC loss sharing expense	983	722	1,507	1,418
Bank acquisition and due diligence fees	268	474	1,979	7,703
Marketing expense	1,607	654	2,698	2,191
Other employee expense	804	958	1,500	1,705
Insurance expense	803	3,280	2,652	6,212
Other expense	6,302	6,544	15,138	12,563
Total noninterest expenses	54,169	59,904	119,783	144,496
Income before income taxes	16,360	22,749	51,111	80,154
Income tax provision (benefit)	(4,246)	7,743	(5,902)	4,693
Net income	$20,606	$15,006	$57,013	$75,461

Earnings per common share:
Basic	$0.29	$0.23	$0.82	$1.14
Diluted	$0.27	$0.21	$0.76	$1.08
Average common shares outstanding - basic	70,021	66,229	69,071	66,229
Average common shares outstanding - diluted	75,659	69,852	74,531	69,764

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$20,606	$15,006	$57,013	$75,461
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	7,151	(13,719)	13,427	(14,478)
Reclassification adjustment for (gains) losses on realized income (1)	—	(69)	2,310	(100)
Net unrealized gains (losses) on securities available-for-sale	7,151	(13,788)	15,737	(14,578)
Tax effect	(2,503)	4,818	(5,508)	5,102
Other comprehensive income (loss), net of tax	4,648	(8,970)	10,229	(9,476)
Total comprehensive income, net of tax	$25,254	$6,036	$67,242	$65,985

(1) Amounts are included in “Net gain (loss) on on sales of securities” in the Consolidated Statements of Income within total noninterest income. For the three months ended June 30, 2014, there was no income tax expense (benefit) associated with the reclassification adjustments.  Income tax expense (benefit) associated with the reclassification adjustments for the three months ended June 30, 2013 was $24 thousand, and for the six months ended June 30, 2014 and 2013 was ($809) thousand and $35 thousand, respectively, and are included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings				31		31
Net income				75,461		75,461
Other comprehensive loss					(9,476)	(9,476)
Stock based compensation expense			9,090			9,090
Balance at June 30, 2013	66,229	$66,229	$365,926	$169,252	$(5,558)	$595,849
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income				57,013		57,013
Other comprehensive income					10,229	10,229
Stock-based compensation expense			454			454
Issuance of common shares	3,839	3,839	37,575			41,414
Restricted stock awards	378	378	(378)			—
Balance at June 30, 2014	70,451	$70,451	$404,079	$249,362	$2,233	$726,125

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$57,013	$75,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,386	4,348
Amortization of core deposit intangibles	1,460	1,356
Stock-based compensation expense	454	9,090
Benefit for loan losses	(176)	(277)
Originations of loans held for sale	(510,154)	(1,575,966)
Proceeds from sales of loans	489,389	1,479,430
Net gain from sales of loans	(8,713)	(32,954)
Net (gain)/loss on sales of securities	2,310	(100)
Gain on acquisition	(40,157)	(71,702)
Valuation writedowns on other real estate	2,404	3,559
Valuation change in Company-owned life insurance	(1,080)	(665)
Valuation change in loan servicing rights	9,014	(2,480)
Net additions to loan servicing rights	(3,748)	(15,083)
Net decrease in FDIC indemnification asset and receivable	29,752	54,826
Net gain on sales of other real estate owned	(4,233)	(2,544)
Net increase in accrued interest receivable and other assets	(21,211)	(9,274)
Net increase in accrued expenses and other liabilities	17,168	39,058
Net securities premium amortization	2,286	3,930
Deferred income tax expense	20,665	6,588
Change in valuation allowance of deferred income tax asset	(10,127)	—
Other, net	183	(57)
Net cash from (used in) operating activities	35,886	(33,456)

Cash flows from investing activities
Net increase in uncovered loans	(288,289)	(81,209)
Net decrease in covered loans	68,023	107,113
Purchases of FHLB stock	(5,300)	(490)
Purchases of securities available-for-sale	(185,687)	(406,000)
Purchases of Company-owned life insurance	(55,000)	—
Purchases of premises and equipment	(6,995)	(2,059)
Proceeds from:
Maturities and redemptions of securities available-for-sale	44,619	202,385
Sale of FHLB stock	10,995	—
Sale of securities available-for-sale	54,211	7,500
Sale of uncovered loans	5,526	—
Sale of other real estate owned	24,161	18,869
Sale of premises and equipment	1,621	46
Net cash provided from acquisition	209,831	394,805
Net cash from (used in) investing activities	(122,284)	240,960

Cash flows from financing activities
Net decrease in deposits	(162,072)	(143,151)
Net increase in other short-term borrowings	201,932	134,817
Issuances of long-term FHLB advances	90,000	30,000
Repayments of long-term FHLB advances	(21,880)	(112,948)
Repayments on long-term sweep repurchase agreements	(816)	(813)
Repayments of senior unsecured line of credit	(35,000)	—
Other changes in long-term debt	66	527
Proceeds from issuance of common stock	41,414	—
Net cash from (used in) financing activities	113,644	(91,568)

Net change in cash and cash equivalents	27,245	115,936
Beginning cash and cash equivalents	375,356	362,771
Ending cash and cash equivalents	$402,601	$478,707

Supplemental disclosure of cash flow information:
Interest paid	$6,125	$5,690
Income taxes paid	4,344	15,775
Transfer from loans to other real estate owned	13,097	11,689
Net transfer of loans held for investment to loans held for sale	21,456	—
Transfer from premises and equipment to other bank owned property	675	2,324

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	13,619	139,764
FHLB stock	5,933	12,993
Loans held-for-sale	—	213,946
Uncovered loans	571,666	1,530,376
Premises and equipment	4,912	22,168
Loan servicing rights	767	41,967
Company-owned life insurance	—	38,172
Other real estate owned	30,878	18,448
Core deposit intangible	3,633	9,816
Other assets	60,722	128,278
Deposits	857,769	2,121,258
Short-term borrowings	18	21,892
Long-term debt	—	312,956
Other liabilities	4,017	22,925

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Subsequent Events

In July 2014, Talmer West Bank sold its single branch office in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $1.6 million benefit, as gains on sales of loans and deposits of $1.5 million and $400 thousand, respectively, were partially offset by the write-off of the related core deposit intangible, loss on the sale of fixed assets and other costs associated with the transaction.

In August 2014, the Company entered into an agreement to acquire First of Huron Corporation, the holding company for Signature Bank headquartered in Bad Axe, Michigan, for aggregate cash consideration of $13.4 million.  Signature Bank had total assets of $228.0 million as of June 30, 2014, including $172.3 million of net total loans.  The Company will acquire and simultaneously retire certain outstanding subordinated debentures of First of Huron Corporation and assume its trust preferred securities.  The closing of the transaction is pending regulatory approval and customary closing conditions, including the approval by the shareholders of First of Huron Corporation.  The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015.

On August 8, 2014, we sold our branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation.  Under the terms of the agreement we sold our 10 branch offices to Town Bank, for approximately $13.5 million more than the net book value of the assets acquired and liabilities assumed in the transaction.  Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014. Concurrent with the closing of this transaction, Town Bank will sell two of the branch locations and related deposits in Kenosha and Genoa City, Wisconsin to its affiliate, State Bank of the Lakes, a Wintrust community bank. As of June 30, 2014, $9.0 million of premises and equipment is accounted for at lower of cost or fair value and considered held for sale related to this transaction.  The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 was a $12.1 million benefit, related to gains on the sale of net assets and liabilities, offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $1.0 million.

Customer Initiated Derivatives

In the first quarter of 2014, the Company began entering into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”).  Therefore, these derivatives are not used to manage interest rate risk in the Company’s assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives.  Income primarily results from the spread between the customer derivatives and the offsetting dealer positions. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further by the type of hedging relationship.  The Company presents derivative instruments at fair value in the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements.  The Company has no derivatives designated as qualifying accounting hedging instruments.  For derivative instruments not designated as hedging instruments, the gain or loss derived from changes in fair value are recognized in current earnings during the period of change.

Earnings Per Share

On June 10, 2014, the Company awarded restricted stock to certain employees and directors of the Company which qualify as participating securities. As such, beginning in June of 2014, the Company applies the two-class method of computing earnings per share.  Under this calculation, all outstanding unvested share-based payment awards that contain right to nonforfeitable dividends are considered participating securities and earnings per share is determined according to dividends declared, when applicable, and participating rights in undistributed earnings.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights and then are divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

Deferred Compensation Plan

As of June 26, 2014, the Company maintains a deferred compensation plan to certain key employees and members of the Board of Directors which allows participants to defer a portion of their compensation.  Participants have the ability to begin deferrals into the Deferred Compensation Plan beginning July 1, 2014.  While the Company maintains ownership of the deferred compensation asset, the participants are able to direct the investment of the assets into a pre-determined selection of investment options.  Company stock is not an investment option for the participants.  The assets are recorded at fair value in other assets on the Consolidated Balance Sheets.  A liability is established, in other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants.  Any increase or decrease in the fair value of the deferred compensation plan assets is recorded in other noninterest income on the Consolidated Statements of Income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consoldiated Statements of Income.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures.  ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginnining on or after December 15, 2016.  As such, the Company will adopt ASU 2014-09 as of January 1, 2017.  Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which amends Accounting Standards Codification (“ASC”) 860 to require entities to account for repurchase-to-maturity transactions as secured borrowings, elimate accounting guidance on linked repurchase financing transactions and expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The disclosure requirements related to transactions accounted for as a sale and all of the accounting guidance within ASU 2014-11are effective for public companies for interim and annual periods beginning after December 15, 2014, and require the new guidance to be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The disclosure requirements related to repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings within ASU 2014-11 are effective for public companies for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015.  As such, the Company will adopt the accounting guidance under ASU 2014-11 as of January 1, 2015.  The Company is currently evaluating the provisions of ASU 2014-11.

2.  BUSINESS COMBINATIONS

The Company has determined that the acquisitions of Talmer West Bank (formerly known as Michigan Commerce Bank) and First Place Bank constitute business combinations as defined by the FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement”. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

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

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  The Company contributed $99.5 million of additional capital during the three months ended March 31, 2014 to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014.  The Company incurred $191 thousand and $1.8  million of acquisition related expenses during the three and six months ended June 30, 2014, respectively, related to the acquisition of Talmer West Bank, included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Although the acquisition included five branches in Nevada and New Mexico that are outside of the Company’s target markets, 12 of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the consolidated balance sheets at estimated fair value as of the acquisition date.  The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed.  While the Company believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at acquisition date. Subsequent adjustments are, and if necessary, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired and changes in the determination on whether such loans are considered purchased credit impaired; (2) changes in the estimated fair value of certain premises and equipment acquired; (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be built in losses and (4) a change in the bargain purchase gain caused by the net effect of these adjustments.

(Dollars in thousands)

Consideration paid:
Cash	$6,500

Fair value of identifiable assets acquired:
Cash and cash equivalents	216,331
Investment securities	13,619
Federal Home Loan Bank stock	5,933
Loans	571,666
Premises and equipment	4,912
Loan servicing rights	767
Other real estate owned	30,878
Core deposit intangible	3,633
Other assets	60,722
Total identifiable assets acquired	908,461

Fair value of liabilities assumed:
Deposits	857,769
Other liabilities	4,035
Total liabilities assumed	861,804

Fair value of net identifiable assets acquired	46,657
Bargain purchase gain resulting from acquisition	$40,157

The estimated fair values presented in the above table reflect additional information that the Company obtained following the acquisition, which resulted in changes to certain fair value estimates made as of the acquisition date within the measurement period.  Material adjustments to the acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed.  After considering this additional information, the estimated fair value of the deferred tax assets included within “other assets”  increased $4.2 million, the estimated fair value of loans decreased $507 thousand and the estimated fair value of other liabilities increased $500 thousand.  These revised fair value estimates resulted in a net increase to the bargain purchase gain resulting from acquisition of $3.2 million to $40.2 million, which is recognized in the Consolidated Statement of Income for the six months ended June 30, 2014.  The increase in the acquisition date deferred tax asset resulted from changes in the amounts of temporary differences related to nonaccrual interest and federal loss carryforwards that were deemed necessary based on information obtained subsequent to the acquisition that affected the value of deferred tax assets on January 1, 2014.  In addition to the increase in the acquisition date deferred tax asset value, the amount of the valuation allowance on the deferred tax assets was reduced to zero from $961 thousand.  The decrease in the valuation allowance at acquisition was driven by the change in federal loss carryforwards.

The Talmer West Bank acquisition resulted in a pre-tax bargain purchase gain of $40.2 million as the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed and consideration paid.  The gain was included within “Bargain purchase gain” in the Consolidated Statements of Income.

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

Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)

Accounted for under ASC 310-30:
Contractual cash flows	$331,523
Contractual cash flows not expected to be collected (nonaccretable difference)	86,410
Expected cash flows	245,113
Interest component of expected cash flows (accretable yield)	32,764
Fair value at acquisition	$212,349

Excluded from ASC 310-30 accounting:
Unpaid principal balance	$362,782
Fair value discount	(3,465)
Fair value at acquisition	359,317
Total Fair value at acquisition	$571,666

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

	For the three months ended June 30,
(Dollars in thousands)	2014 (1)	2013
Net Interest and other income	$66,427	$91,626
Net Income	20,606	23,470
Earnings per common share:
Basic	$0.29	$0.35
Diluted	0.27	0.34

(1) As the business combination was effective January 1, 2014, there were no proforma adjustments for the three months ended June 30, 2014.

	For the six months ended June 30,
(Dollars in thousands)	2014 (1)	2013
Net Interest and other income	$170,718	$248,380
Net Income	57,013	84,532
Earnings per common share:
Basic	$0.82	$1.28
Diluted	0.76	1.21

(1) As the business combination was effective January 1, 2014, there were no proforma adjustments for the six months ended June 30, 2014.

On January 1, 2013, the Company purchased substantially all of the assets of First Place Financial Corp. (FPFC) including all of the issued and outstanding shares of common stock of First Place Bank, a wholly-owned subsidiary of FPFC, headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million.  Under the provisions of the asset purchase agreement, the Company assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired.  Following the acquisition, the Company contributed $179.0 million of additional capital in order to recapitalize First Place Bank with commitments to contribute additional capital if needed.  The Company incurred $474 thousand and $7.7 million of acquisition related expenses during the three and six months ended June 30, 2013 primarily related to the acquisition of First Place Bank included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  First Place Bank was consolidated with and into Talmer Bank and Trust on February 10, 2014.

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

Securities classified as Level 3, including an obligation of a political subdivision and a trust preferred security (included within “Corporate debt securities”) as of June 30, 2014, represent securities in less liquid markets requiring significant management assumptions when determining fair value. The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The Troubled Asset Relief Program preferred securities and the trust preferred security fair values are compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation is determined using a discounted cash flow model prepared internally which includes a significant unobservable input related to the credit assumption of the security.  Since the purchase of this security, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

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

Loans held for sale:  Loans held for sale are carried at fair value based on the Company’s election of the fair value option. These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties. The fair value is determined based on quoted market rates and other market conditions considered relevant. The Company classifies loans held for sale as recurring Level 2.  At June 30, 2014, $22.3 million of loans were included in loans held for sale and carried at lower of cost or fair value due to the pending sale of the Company’s Albuquerque branch.  The estimated fair value of loans held for sale carried at lower of cost or market is based on quoted prices.  As of June 30, 2014 none of these loans were impaired.  As such, the Company classifies the estimated fair value of loans held for sale measured at lower of cost or market as Level 2.

Loans measured at fair value:  During the normal course of business, loans originated with the initial intention to sell but are not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination.  The fair value of these loans is estimated using discounted cash flows, taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan and an illiquidity discount reflecting the relative illiquidity of the market. Due to the adjustments made relating to unobservable inputs, the Company classifies the loans transferred from loans held for sale as recurring Level 3.

Loans:  The Company does not record loans at fair value on a recurring basis other than those discussed in “Loans measured at fair value” above. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans, outside the scope of ASC 310-30, are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans, which include all nonaccrual loans and troubled debt restructurings, are disclosed as nonrecurring fair value measurements when an allowance is established based on the fair value of the underlying collateral.  Appraisals for collateral-dependent impaired loans are prepared by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics to determine if additional downward adjustments should be made.  Property values are typically adjusted when management is aware of circumstances, economic changes or other conditions, since the date of the appraisal that would impact the expected selling price. Such adjustments are usually significant and result in a nonrecurring Level 3 classification.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  As of June 30, 2014 there were no impaired premises and equipment.  Impaired premises and equipment at December 31, 2013 was recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 2.

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

At June 30, 2014 and December 31, 2013, loan servicing rights included the following assumptions:

	Commercial Real Estate	Agricultural	Mortgage
As of June 30, 2014
Prepayment speed	7.07-50.00%	5.26-53.43%	3.79-41.62%
Weighted average (“WA”) discount rate	19.45%	15.00%	9.65%
WA cost to service/per year	$471	$200	$57
WA Ancillary income/per year	N/A	N/A	36
WA float range	0.56%	0.56%	0.98-1.74%

As of December 31, 2013
Prepayment speed	8.50-50.00%	4.98-53.16%	3.55-44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA Ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73-1.54%

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

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at June 30, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its over-the-counter derivative valuations in Level 2 of the fair value hierarchy.

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

Clawback Liability: The CF Bancorp, First Banking Center and Peoples State Bank loss sharing agreements contain a provision where if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC.  The carrying amount of these instruments approximates the estimated fair value.  The estimated fair value requires management’s assumption of what estimated losses will be, which is a significant component.  As such, the Company classifies the estimated fair value of the FDIC clawback liability as Level 3.

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

FDIC warrants payable: FDIC warrants payable represent stock warrants that were issued to the FDIC in connection with the 2010 FDIC-assisted acquisition of CF Bancorp. These warrants are recorded at net present value based on management estimates used in a discounted pricing model. The inputs into the pricing model include management’s assumption of an annualized growth rate.  The carrying amount of these instruments approximates the estimated fair value.  The Company classifies the estimated fair value of FDIC warrants payable as Level 3.

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Securities available-for-sale:
U.S. Treasury securities	$750	$750	$—	$—
U.S. government sponsored agency obligations	117,370	—	117,370	—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	200,575	—	200,575	—
Small Business Administration (“SBA”) Pools	36,548	—	36,548	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	280,775	—	280,775	—
Privately issued	10,807	—	10,807	—
Privately issued commercial mortgage-backed securities	5,173	—	5,173	—
Corporate debt securities	78,807	—	78,374	433
Equity securities	498	498	—	—
Total securities available-for-sale	731,700	1,248	729,622	830
Loans measured at fair value:
Residential real estate	18,521	—	—	18,521
Loans held for sale	113,765	—	113,765	—
Loan servicing rights	74,104	—	—	74,104
Derivative assets	523	—	523	—
Total assets at fair value	$938,613	$1,248	$843,910	$93,455
Derivative liabilities	81	—	81	—
Total liabilties at fair value	$81	$—	$81	$—

December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,237	$—	$98,237	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	182,000	—	182,000	—
Small Business Administration (“SBA”) Pools	42,426	—	42,426	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	218,922	—	218,922	—
Privately issued	4,446	—	4,446	—
Privately issued commercial mortgage-backed securities	5,147	—	5,147	—
Corporate debt securities	68,020	—	67,615	405
Equity securities	489	489	—	—
Total securities available-for-sale	620,083	489	618,793	801
Loans measured at fair value:
Residential real estate	16,334	—	—	16,334
Real estate construction	1,374	—	—	1,374
Loans held for sale	85,252	—	85,252	—
Loans servicing rights	78,603	—	—	78,603
Derivative assets	2,630	—	2,630	—
Total assets at fair value	$804,276	$489	$706,675	$97,112

There were no transfers between levels within the fair value hierarchy during the three and six months ended June 30, 2014 or 2013.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended June 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$420	$17,914	$77,892
Additions due to acquisition	—	—	—	—
Transfers from loans held for sale	—	—	542	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	401	(5,947)
Recorded in OCI (pre-tax)	—	12	—	—
New originations	—	—	—	2,159
Repayments	—	—	(336)	—
Draws on previously issued lines of credits	—	—	—	—
Balance, end of period	$397	$433	$18,521	$74,104

	Six months ended June 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	778	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	2	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	413	(9,014)
Recorded in OCI (pre-tax)	—	26	—	—
New originations	—	—	—	3,748
Repayments	—	—	(506)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$433	$18,521	$74,104

	Three months ended June 30, 2013
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$15,744	$—	$53,761
Gains (losses):
Recorded in earnings (realized):
Recorded in “Net gain (loss) on sale of securities”	—	69	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	—	3,799
Recorded in OCI (pre-tax)	—	179	—	—
Purchases	—	—	—	—
New originations	—	—	—	7,627
Sales/calls	—	(1,986)	—	—
Balance, end of period	$396	$14,006	$—	$65,187

	Six months ended June 30, 2013
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$15,250	$—	$—
Transfers based on new accounting policy election	—	—	—	5,657	(1)
Additions due to acquisition	—	—	—	41,967
Gains (losses):
Recorded in earnings (realized):
Recorded in “Net gain (loss) on sale of securities”	—	69	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	—	2,480
Recorded in OCI (pre-tax)	—	233	—	—
Purchases	—	440	—	—
New originations	—	—	—	15,083
Sales/calls	—	(1,986)	—	—
Balance, end of period	$396	$14,006	$—	$65,187

(1) The balance transferred includes $31 thousand of cumulative adjustment related to the change in accounting policy referenced in Note 1 to our audited financial statements included in our 2013 Annual Report.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Aggregate fair value	$18,521	$17,708
Contractual balance	18,363	18,022
Fair market value gain (loss)	158	(314)

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of June 30, 2014 was $213 thousand and $211 thousand, respectively.  Of the aggregate fair value of loans that were 90 days or more past due as of June 30, 2014, $153 thousand were on nonaccrual status.  The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2013 was $293 thousand and $301 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2013, $252 thousand were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three and six months ended June 30, 2014, there was $168 thousand and $259 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The Company has elected the fair value option for loans held for sale (other than the $22.3 million of loans included in loans held for sale due to the pending sale of our Albuquerque branch). These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of June 30, 2014 or December 31, 2013.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Aggregate fair value	$113,765	$85,252
Contractual balance	106,246	82,567
Unrealized gain	7,519	2,685

The total amount of gains (losses) from changes in fair value included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Change in fair value	$3,458	$(14,115)	$4,834	$(11,709)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,192	$—	$—	$2,192
Commercial real estate	930	—	—	930
Commercial and industrial	311	—	—	311
Total uncovered impaired loans	3,433	—	—	3,433
Covered
Residential real estate	46	—	—	46
Commercial and industrial	1,112	—	—	1,112
Total covered impaired loans	1,158	—	—	1,158
Total impaired loans	4,591	—	—	4,591
Other real estate owned (uncovered)(2)	4,157	—	—	4,157
Other real estate owned (covered)(3)	464	—	—	464
Total	$9,212	$—	$—	$9,212

December 31, 2013
Impaired loans:(1)
Uncovered
Residential real estate	$1,569	$—	$—	$1,569
Commercial and industrial	762	—	—	762
Total uncovered impaired loans	2,331	—	—	2,331
Covered
Commercial real estate	644	—	—	644
Total covered impaired loans	644	—	—	644
Total impaired loans	2,975	—	—	2,975
Other real estate owned (uncovered) (2)	2,216	—	—	2,216
Other real estate owned (covered) (3)	4,596	—	—	4,596
Premises and equipment	105	—	105	—
Total	$9,892	$—	$105	$9,787

(1) Specific reserves of $1.3 million and $1.4 million were provided to reduce the fair value of these loans at June 30, 2014 and December 31, 2013, respectively, based on the estimated fair value of the underlying collateral.  In addition, charge-offs of $1.9 million and $12 thousand reduced the fair value of these loans in for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $729 thousand for the six months ended June 30, 2014 and 2013, respectively.

(2) The Company charged $821 thousand and $892 thousand through other non-interest expenses during the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively, to reduce the fair value of these properties.

(3) The Company charged $537 thousand and $1.2 million through other noninterest expenses during the three months ended June 30, 2014 and 2013, respectively, and $904 thousand and $2.3 million during the six months ended June 30, 2014 and 2013, respectively, to reduce the fair value of these properties.  These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Cash and cash equivalents	$402,601	$402,601	$107,292	$295,309	$—
Federal Home Loan Bank stock	16,541	N/A
Net loans, excluding covered loans(1)	3,271,847	3,357,268	—	—	3,357,268
Net covered loans(2)	426,537	517,752	—	—	517,752
Loans held for sale (3)	136,089	137,577		137,577
Accrued interest receivable	10,700	10,700	—	10,700	—
FDIC indemnification asset	102,694	67,635	—	—	67,635
FDIC receivable	7,198	7,198	—	7,198	—
Company-owned life insurance	95,580	95,580	—	95,580	—

Financial liabilities:
Deposits:
Savings and demand deposits	$3,108,873	$3,108,873	$—	$3,108,873	$—
Time deposits	1,187,661	1,189,344	—	1,189,344	—
Total deposits	4,296,534	4,298,217	—	4,298,217
FDIC clawback liability	26,309	26,309	—	—	26,309
Short term borrowings	238,826	238,826	—	238,826	—
Long-term debt	266,407	260,392	—	260,392	—
FDIC warrants payable	4,493	4,493	—	—	4,493
Accrued interest payable	620	620	—	620	—

(1) Included $3.4 million of impaired loans recorded at fair value on a nonrecurring basis and $18.5 million of loans recorded at fair value on a recurring basis.

(2) Included $1.2 million of impaired loans recorded at fair value on a nonrecurring basis.

(3) Included $113.8 million of loans held for sale recorded at fair value on a recurring basis.

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

(2) Included $644 thousand of impaired loans recorded at fair value on a nonrecurring basis.

4.   SECURITIES

A summary of the Company’s securities available-for-sale is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Treasury securities	$750	$—	$—	$750
U.S. government sponsored agency obligations	117,690	489	(809)	117,370
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	198,457	3,187	(1,069)	200,575
SBA Pools	36,699	87	(238)	36,548
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	279,782	2,154	(1,161)	280,775
Privately issued	10,798	9	—	10,807
Privately issued commercial mortgage-backed securities	5,154	19	—	5,173
Corporate debt securities	78,038	818	(49)	78,807
Equity securities	500	—	(2)	498
Total securities available-for-sale	$728,265	$6,763	$(3,328)	$731,700

December 31, 2013
U.S. government sponsored agency obligations	$102,597	$—	$(4,360)	$98,237
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	184,351	2,102	(4,453)	182,000
SBA Pools	42,956	162	(692)	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	223,518	729	(5,325)	218,922
Privately issued	4,453	22	(29)	4,446
Privately issued commercial mortgage-backed securities	5,181	—	(34)	5,147
Corporate debt securities	68,433	237	(650)	68,020
Equity securities	500	—	(11)	489
Total securities available-for-sale	$632,385	$3,252	$(15,554)	$620,083

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds	$—	$1,986	$54,211	$7,500
Gross gains	—	69	—	124
Gross losses	—	—	(2,310)	(24)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 are shown below. Contractual maturity is utilized for U.S treasury securities, U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$3,808	$3,808
After one year through five years	93,350	94,957
After five years through ten years	202,443	203,379
After ten years	428,164	429,058
Equity securities	500	498
Total securities available-for-sale	$728,265	$731,700

Securities with amortized cost of $356.9 million and $271.3 million were pledged at June 30, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2014
U.S. government sponsored agency obligations	$9,959	$(11)	$84,194	$(798)	$94,153	$(809)
Obligations of state and political subdivisions:
Tax-exempt	26,923	(214)	49,412	(855)	76,335	(1,069)
SBA Pools	6,927	(76)	13,339	(162)	20,266	(238)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	50,487	(88)	65,401	(1,073)	115,888	(1,161)
Privately issued	—	—	114	—	114	—
Corporate debt securities	5,027	(2)	12,073	(47)	17,100	(49)
Equity securities	—	—	498	(2)	498	(2)
Total securities available-for-sale	$99,323	$(391)	$225,031	$(2,937)	$324,354	$(3,328)

December 31, 2013
U.S. government sponsored agency obligations	$98,237	$(4,360)	$—	$—	$98,237	$(4,360)
Obligations of state and political subdivisions:
Tax-exempt	102,585	(4,159)	5,794	(294)	108,379	(4,453)
SBA Pools	26,498	(692)	—	—	26,498	(692)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored agencies	155,028	(4,952)	18,846	(373)	173,874	(5,325)
Privately issued	557	(1)	1,746	(28)	2,303	(29)
Privately issued commercial mortgage-backed securities	5,147	(34)	—	—	5,147	(34)
Corporate debt securities	34,487	(650)	—	—	34,487	(650)
Equity securities	489	(11)	—	—	489	(11)
Total securities available-for-sale	$423,028	$(14,859)	$26,386	$(695)	$449,414	$(15,554)

As of June 30, 2014, the Company’s security portfolio consisted of 333 securities, 115 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered.  The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At June 30, 2014, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $324.4 million with gross unrealized losses of $3.3 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

5.                    LOANS

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. The majority of these loans originated by the Company conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. As such, the credit underwriting standards adhere to the underwriting standards and documentation requirements established by the respective investor or correspondent bank.  Residential real estate loans also include home equity loans and lines of credit that are secured by a first or second lien on the borrower’s residence.  Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

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

Loans at June 30, 2014 and December 31, 2013 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
June 30, 2014
Residential real estate	$94,750	$22,757	$117,507	$260,627	$1,102,242	$1,362,869	$1,480,376
Commercial real estate	225,690	30,526	256,216	212,874	918,474	1,131,348	1,387,564
Commercial and industrial	39,386	21,111	60,497	17,809	629,281	647,090	707,587
Real estate construction	13,121	1,270	14,391	10,381	102,485	112,866	127,257
Consumer	10,558	111	10,669	3,004	39,030	42,034	52,703
Total	$383,505	$75,775	$459,280	$504,695	$2,791,512	$3,296,207	$3,755,487	(1)

December 31, 2013
Residential real estate	$100,034	$23,300	$123,334	$253,528	$831,925	$1,085,453	$1,208,787
Commercial real estate	262,769	36,632	299,401	98,299	657,540	755,839	1,055,240
Commercial and industrial	51,407	27,030	78,437	5,985	440,659	446,644	525,081
Real estate construction	15,268	1,950	17,218	1,970	174,256	176,226	193,444
Consumer	11,508	170	11,678	2,907	6,847	9,754	21,432
Total	$440,986	$89,082	$530,068	$362,689	$2,111,227	$2,473,916	$3,003,984	(1)

(1) Reported net of deferred fees and costs totaling $7.0 million and $9.8 million at June 30, 2014 and December 31, 2013, respectively.

Nonperforming Assets and Past Due Loans

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions and other real estate owned obtained through foreclosure or closing of branch or operating facilities.

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

Information as to nonperforming assets was as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$13,628	$15,415
Commercial real estate	9,432	5,591
Commercial and industrial	2,615	2,681
Real estate construction	158	510
Consumer	166	100
Total nonaccrual loans	25,999	24,297
Other real estate owned (1)	39,806	17,046
Total uncovered nonperforming assets	65,805	41,343

Covered nonperforming assets
Nonaccrual loans
Residential real estate	1,834	988
Commercial real estate	6,350	8,124
Commercial and industrial	3,840	7,201
Real estate construction	1,034	1,372
Consumer	16	31
Total nonaccrual loans	13,074	17,716
Other real estate owned	10,926	11,571
Total covered nonperforming assets	24,000	29,287
Total nonperforming assets	$89,805	$70,630

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	59	539
Commercial real estate	244	—
Consumer	2	—
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$305	$539
Covered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Commercial and industrial	49	—
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$49	$—

(1) Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	June 30, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$4,937	$2,332	$6,596	$13,865	$1,088,377	$1,102,242	$59
Commercial real estate	4,156	404	6,102	10,662	907,812	918,474	244
Commercial and industrial	3,670	88	1,886	5,644	623,637	629,281	—
Real estate construction	372	—	76	448	102,037	102,485	—
Consumer	174	107	5	286	38,744	39,030	2
Total	$13,309	$2,931	$14,665	$30,905	$2,760,607	$2,791,512	$305

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$1,031	$166	$606	$1,803	$20,954	$22,757	$—
Commercial real estate	1,192	1,605	5,275	8,072	22,454	30,526	—
Commercial and industrial	500	8	3,346	3,854	17,257	21,111	49
Real estate construction	—	—	981	981	289	1,270	—
Consumer	—	5	10	15	96	111	—
Total	$2,723	$1,784	$10,218	$14,725	$61,050	$75,775	$49

	December 31, 2013
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,244	$1,849	$6,641	$19,734	$812,191	$831,925	$539
Commercial real estate	1,400	4,992	1,122	7,514	650,026	657,540	—
Commercial and industrial	136	25	560	721	439,938	440,659	—
Real estate construction	5,038	356	359	5,753	168,503	174,256	—
Consumer	207	38	4	249	6,598	6,847	—
Total	$18,025	$7,260	$8,686	$33,971	$2,077,256	$2,111,227	$539

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$827	$260	$224	$1,311	$21,989	$23,300	$—
Commercial real estate	324	558	5,681	6,563	30,069	36,632	—
Commercial and industrial	1,619	119	4,476	6,214	20,816	27,030	—
Real estate construction	—	—	1,365	1,365	585	1,950	—
Consumer	1	17	7	25	145	170	—
Total	$2,771	$954	$11,753	$15,478	$73,604	$89,082	$—

Impaired Loans

Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonaccrual loans	$25,999	$24,297
Performing troubled debt restructurings:
Residential real estate	1,628	328
Commercial real estate	2,588	1,637
Commercial and industrial	995	1,367
Real estate construction	94	90
Consumer	29	30
Total uncovered performing troubled debt restructurings	5,334	3,452
Total uncovered impaired loans	$31,333	$27,749

Covered
Nonaccrual loans	$13,074	$17,716
Performing troubled debt restructurings:
Residential real estate	2,821	2,691
Commercial real estate	16,102	14,391
Commercial and industrial	2,962	3,802
Real estate construction	109	163
Total covered performing troubled debt restructurings	21,994	21,047
Total covered impaired loans	$35,068	$38,763

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

As of June 30, 2014, there were $14.4 million of nonperforming TDRs and $27.3 million of performing TDRs included in impaired loans.  As of December 31, 2013, there were $17.9 million of nonperforming TDRs and $24.5 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following tables present the recorded investment of loans modified in TDRs during the three and six months ended June 30, 2014 and 2013 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

							Financial effects of modification
	Concession type					Total recorded	Net	Provision
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	investment at June 30, 2014	charge-offs (recoveries)	(benefit) for loan losses (2)
For the three months ended June 30, 2014
Uncovered
Residential real estate	$144	$159	$—	$147	9	$450	$—	$22
Commercial real estate	—	—	180	99	3	279	—	—
Commercial and industrial	7	—	61	—	6	68	—	(3)
Consumer	—	88	—	—	2	88	—	—
Total uncovered	151	247	241	246	20	885	—	19

Covered
Residential real estate	$—	$14	$345	$—	9	$359	$—	$22
Commercial real estate	—	—	652	—	2	652	—	6
Commercial and industrial	—	—	177	100	5	277	—	11
Total covered	—	14	1,174	100	16	1,288	—	39
Total loans	$151	$261	$1,415	$346	36	$2,173	$—	$58

For the six months ended June 30, 2014
Uncovered
Residential real estate	$144	$227	$230	$147	15	$748	$—	$127
Commercial real estate	—	—	894	1,026	8	1,920	(9)	197
Commercial and industrial	50	—	61	117	11	228	—	31
Consumer	—	88	—	—	2	88	—	26
Total uncovered	194	315	1,185	1,290	36	2,984	(9)	381

Covered
Residential real estate	$113	$14	$345	$—	14	$472	$6	$29
Commercial real estate	—	—	652	446	3	1,098	—	66
Commercial and industrial	—	—	203	100	8	303	—	14
Total covered	113	14	1,200	546	25	1,873	6	109
Total loans	$307	$329	$2,385	$1,836	61	$4,857	$(3)	$490

(1) Loan forgiveness related to loans modified in TDRs for the three and six months ended June 30, 2014 totaled $51 thousand and $178 thousand, respectively.

(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

						Financial effects of modification
	Concession type				Total recorded		Provision
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	investment at June 30, 2013	Net charge-offs (1)	(benefit) for loan losses (2)
For the three months ended June 30, 2013
Uncovered
Residential real estate	$—	$449	$—	7	$449	$—	$—
Commercial real estate	1,730	1,082	—	5	2,812	—	—
Commercial and industrial	—	24	—	2	24	—	—
Total uncovered	1,730	1,555	—	14	3,285	—	—

Covered
Residential real estate	$158	$14	$—	7	$172	$—	$—
Commercial real estate	104	1,688	675	10	2,467	1,256	1,239
Commercial and industrial	563	625	—	15	1,188	—	5
Real estate construction	53	—	—	1	53	—	—
Total covered	878	2,327	675	33	3,880	1,256	1,244
Total loans	$2,608	$3,882	$675	47	$7,165	$1,256	$1,244

For the six months ended June 30, 2013
Uncovered
Residential real estate	$4	$459	$—	9	$463	$—	$—
Commercial real estate	1,979	1,371	19	9	3,369	—	5
Commercial and industrial	—	122	—	5	122	—	—
Consumer	16	—	—	1	16	—	—
Total uncovered	1,999	1,952	19	24	3,970	—	5

Covered
Residential real estate	$777	$14	$—	15	$791	$—	$32
Commercial real estate	104	1,921	675	14	2,700	1,243	1,304
Commercial and industrial	623	985	67	33	1,675	—	(15)
Real estate construction	681	7	—	3	688	—	—
Total covered	2,185	2,927	742	65	5,854	1,243	1,321
Total loans	$4,184	$4,879	$761	89	$9,824	$1,243	$1,326

(1) No amounts were forgiven in the three and six months ended June 30, 2013 as a result of modification.

(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

When a modification qualifies as a TDR and was initially individually accounted for under ASC 310-30, the loan is required to be moved from ASC 310-30 accounting and accounted for under ASC 310-40.  In order to accomplish the transfer of the accounting for the TDR from ASC 310-30 to ASC 310-40, the loan is essentially retained in the ASC 310-30 accounting model and subject to the quarterly cash flow re-estimation process. Similar to loans accounted for under ASC 310-30, deterioration in expected cash flows result in the recognition of allowance for loan losses. However, unlike loans accounted for under ASC 310-30, improvements in estimated cash flows on these loans result only in recapturing previously recognized allowance for loan losses and the yield remains at the last yield recognized under ASC 310-30.

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and six months ended June 30, 2014 and 2013, including the recorded investment as of June 30, 2014 and 2013.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default	Total number of loans	Total recorded investment	Charged off following a subsequent default
Uncovered
Residential real estate	14	$951	$13	20	$1,245	$95
Commercial real estate	1	546	—	3	1,797	176
Commercial and industrial	2	135	—	2	135	—
Consumer	1	—	—	3	—	—
Total uncovered	18	1,632	13	28	3,177	271
Covered
Residential real estate	5	175	—	7	219	12
Commercial real estate	2	546	—	6	669	—
Commercial and industrial	2	53	—	9	188	2
Real estate construction	—	—	—	1	346	483
Consumer	1	—	—	2	—	—
Total covered	10	774	—	25	1,422	497
Total loans	28	$2,406	$13	53	$4,599	$768

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default	Total number of loans	Total recorded investment	Charged off following a subsequent default
Uncovered
Residential real estate	2	$202	$25	5	$335	$25
Commercial real estate	1	249	—	1	249	—
Commercial and industrial	1	437	—	1	437	—
Consumer	—	—	—	3	—	3
Total uncovered	4	888	25	10	1,021	28
Covered
Residential real estate	14	466	46	15	641	46
Commercial real estate	19	2,167	89	26	3,282	89
Commercial and industrial	24	1,486	—	26	1,743	—
Real estate construction	1	628	—	1	628	—
Total covered	58	4,747	135	68	6,294	135
Total loans	62	$5,635	$160	78	$7,315	$163

At June 30, 2014, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1.6 million.

The terms of certain other loans that were modified during the three and six months ending June 30, 2014 and 2013 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Uncovered loans
Commercial real estate	$956,062	$80,942	$84,912	$9,432	$1,131,348
Commercial and industrial	606,618	25,845	12,012	2,615	647,090
Real estate construction	104,046	2,117	6,545	158	112,866
Total	$1,666,726	$108,904	$103,469	$12,205	$1,891,304

Covered loans
Commercial real estate	$142,841	$17,396	$89,629	$6,350	$256,216
Commercial and industrial	35,159	5,762	15,736	3,840	60,497
Real estate construction	7,905	479	4,973	1,034	14,391
Total	$185,905	$23,637	$110,338	$11,224	$331,104

December 31, 2013
Uncovered loans
Commercial real estate	$645,276	$43,597	$61,375	$5,591	$755,839
Commercial and industrial	423,295	10,237	10,431	2,681	446,644
Real estate construction	164,466	19	11,231	510	176,226
Total	$1,233,037	$53,853	$83,037	$8,782	$1,378,709

Covered loans
Commercial real estate	$163,167	$17,058	$111,052	$8,124	$299,401
Commercial and industrial	43,917	6,951	20,368	7,201	78,437
Real estate construction	6,193	2,803	6,850	1,372	17,218
Total	$213,277	$26,812	$138,270	$16,697	$395,056

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

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2014
Uncovered loans
Residential real estate	$1,349,241	$13,628	$1,362,869
Consumer	41,868	166	42,034
Total	$1,391,109	$13,794	$1,404,903

Covered loans
Residential real estate	$115,673	$1,834	$117,507
Consumer	10,653	16	10,669
Total	$126,326	$1,850	$128,176

December 31, 2013
Uncovered
Residential real estate	$1,070,038	$15,415	$1,085,453
Consumer	9,654	100	9,754
Total	$1,079,692	$15,515	$1,095,207

Covered loans
Residential real estate	$122,346	$988	$123,334
Consumer	11,647	31	11,678
Total	$133,993	$1,019	$135,012

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

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$11,459	$3,089	$14,548	$18,148	$808
Commercial real estate	4,240	787	5,027	7,264	23
Commercial and industrial	1,291	368	1,659	2,074	122
Consumer	2	31	33	34	5
Total uncovered individually evaluated impaired loans	$16,992	$4,275	$21,267	$27,520	$958

Covered individually evaluated impaired loans
Residential real estate	$2,174	$2,170	$4,344	$5,455	$479
Commercial real estate	17,541	—	17,541	21,459	—
Commercial and industrial	574	1,622	2,196	2,350	674
Real estate construction	412	—	412	713	—
Consumer	14	2	16	44	2
Total covered individually evaluated impaired loans	$20,715	$3,794	$24,509	$30,021	$1,155

December 31, 2013
Uncovered individually evaluated impaired loans
Residential real estate	$8,143	$5,871	$14,014	$17,005	$1,923
Commercial real estate	4,588	—	4,588	4,423	—
Commercial and industrial	1,817	1,065	2,882	3,548	284
Real estate construction	359	—	359	359	—
Consumer	3	30	33	33	1
Total uncovered individually evaluated impaired loans	$14,910	$6,966	$21,876	$25,368	$2,208

Covered individually evaluated impaired loans
Residential real estate	$1,141	$1,537	$2,678	$3,389	$360
Commercial real estate	17,138	924	18,062	21,814	230
Commercial and industrial	3,704	1,417	5,121	5,503	937
Real estate construction	1,138	—	1,138	2,672	—
Consumer	6	19	25	45	2
Total covered individually evaluated impaired loans	$23,127	$3,897	$27,024	$33,423	$1,529

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Uncovered individually evaluated impaired loans
Residential real estate	$14,870	$134	$15,038	$279
Commercial real estate	5,686	38	6,280	84
Commercial and industrial	1,668	15	1,676	39
Consumer	34	1	35	2
Total uncovered individually evaluated impaired loans	$22,258	$188	$23,029	$404

Covered individually evaluated impaired loans
Residential real estate	$4,364	$63	$4,378	$127
Commercial real estate	17,615	266	17,689	533
Commercial and industrial	2,299	21	2,399	44
Real estate construction	412	—	413	9
Consumer	21	1	22	2
Total covered individually evaluated impaired loans	$24,711	$351	$24,901	$715

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Uncovered individually evaluated impaired loans
Residential real estate	$6,346	$25	$3,191	$25
Commercial real estate	3,199	43	1,935	44
Commercial and industrial	1,461	16	1,478	48
Total uncovered individually evaluated impaired loans	$11,006	$84	$6,604	$117

Covered individually evaluated impaired loans
Residential real estate	$270	$3	$270	$6
Commercial real estate	19,853	311	20,311	602
Commercial and industrial	7,056	57	7,160	124
Real estate construction	1,043	16	1,025	32
Total covered individually evaluated impaired loans	$28,222	$387	$28,766	$764

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$9,896	$6,776	$4,757	$1,083	$259	$22,771
Provision (benefit) for loan losses	695	2,786	425	(618)	(69)	3,219
Gross charge-offs	(1,381)	(3,586)	(481)	(28)	(57)	(5,533)
Recoveries	540	1,870	439	961	93	3,903
Net (charge-offs) recoveries	(841)	(1,716)	(42)	933	36	(1,630)
Ending allowance for loan losses	$9,750	$7,846	5,140	$1,398	$226	$24,360

For the six months ended June 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	3,559	5,924	1,761	(1,483)	(118)	9,643
Gross charge-offs	(2,817)	(4,831)	(626)	(109)	(123)	(8,506)
Recoveries	1,300	2,486	601	963	127	5,477
Net (charge-offs) recoveries	(1,517)	(2,345)	(25)	854	4	(3,029)
Ending allowance for loan losses	$9,750	$7,846	$5,140	$1,398	$226	$24,360

As of June 30, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$808	$23	$122	$—	$5	$958
Collectively evaluated for impairment	4,327	3,355	4,653	781	66	13,182
Accounted for under ASC 310-30	4,615	4,468	365	617	155	10,220
Allowance for loan losses - uncovered:	$9,750	$7,846	$5,140	$1,398	$226	$24,360
Balance of loans - uncovered:
Individually evaluated for impairment	$14,548	$5,027	$1,659	$—	$33	$21,267
Collectively evaluated for impairment	1,087,694	913,447	627,622	102,485	38,997	2,770,245
Accounted for under ASC 310-30	260,627	212,874	17,809	10,381	3,004	504,695
Total uncovered loans	$1,362,869	$1,131,348	$647,090	$112,866	$42,034	$3,296,207

For the three months ended June 30, 2013
Allowance for loan losses - uncovered:
Balance at beginning of peiod	$2,185	$3,976	$3,778	$415	$244	$10,598
Provision (benefit) for loan losses	2,257	938	(5)	1,490	243	4,923
Gross charge-offs	(1,641)	(357)	(178)	(68)	(91)	(2,335)
Recoveries	457	214	13	25	79	788
Net charge-offs	(1,184)	(143)	(165)	(43)	(12)	(1,547)
Ending allowance for loan losses	$3,258	$4,771	$3,608	$1,862	$475	$13,974

For the six months ended June 30, 2013
Allowance for loan losses - uncovered:
Balance at beginning of period	$2,059	$4,265	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	3,476	910	(306)	1,637	382	6,099
Gross charge-offs	(2,771)	(789)	(303)	(68)	(239)	(4,170)
Recoveries	494	385	55	25	141	1,100
Net charge-offs	(2,277)	(404)	(248)	(43)	(98)	(3,070)
Ending allowance for loan losses	$3,258	$4,771	$3,608	$1,862	$475	$13,974

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total

As of December 31, 2013
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,923	$—	$284	$—	$1	$2,208
Collectively evaluated for impairment	2,697	2,862	2,959	2,025	224	10,767
Accounted for under ASC 310-30	3,088	1,405	161	2	115	4,771
Allowance for loan losses - uncovered:	$7,708	$4,267	$3,404	$2,027	$340	$17,746

Balance of loans - uncovered:
Individually evaluated for impairment	$14,014	$4,588	$2,882	$359	$33	$21,876
Collectively evaluated for impairment	817,911	652,952	437,777	173,897	6,814	2,089,351
Accounted for under ASC 310-30	253,528	98,299	5,985	1,970	2,907	362,689
Total uncovered loans	$1,085,453	$755,839	$446,644	$176,226	$9,754	$2,473,916

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$5,077	$24,062	$6,759	$2,003	$99	$38,000
Provision (benefit) for loan losses	91	(5,848)	(1,411)	(95)	(58)	(7,321)
Gross charge-offs	(412)	(1,209)	(1,500)	(979)	(30)	(4,130)
Recoveries	556	4,270	692	590	86	6,194
Net (charge-offs) recoveries	144	3,061	(808)	(389)	56	2,064
Ending allowance for loan losses	$5,312	$21,275	$4,540	$1,519	$97	$32,743

For the six months ended June 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Provision (benefit) for loan losses	783	(7,839)	(2,501)	(178)	(84)	(9,819)
Gross charge-offs	(1,275)	(3,195)	(2,527)	(1,004)	(77)	(8,078)
Recoveries	1,108	5,915	2,341	717	178	10,259
Net (charge-offs) recoveries	(167)	2,720	(186)	(287)	101	2,181
Ending allowance for loan losses	$5,312	$21,275	$4,540	$1,519	$97	$32,743

As of June 30, 2014
Allowance for loan losses- covered:
Individually evaluated for impairment	$479	$—	$674	$—	$2	$1,155
Collectively evaluated for impairment	165	431	534	13	—	1,143
Accounted for under ASC 310-30	4,668	20,844	3,332	1,506	95	30,445
Allowance for loan losses	$5,312	$21,275	$4,540	$1,519	$97	$32,743

Balance of covered loans:
Individually evaluated for impairment	$4,344	$17,541	$2,196	$412	$16	$24,509
Collectively evaluated for impairment	18,413	12,985	18,915	858	95	51,266
Accounted for under ASC 310-30	94,750	225,690	39,386	13,121	10,558	383,505
Total covered loans	$117,507	$256,216	$60,497	$14,391	$10,669	$459,280

For the three months ended June 30, 2013
Allowance for loan losses - covered:
Balance at beginning of period	$5,084	$29,018	$12,150	$3,577	$85	$49,914
Provision (benefit) for loan losses	(130)	(4,770)	(2,433)	(89)	(38)	(7,460)
Gross charge-offs	(471)	(1,230)	(871)	(446)	(75)	(3,093)
Recoveries	468	4,369	1,666	317	131	6,951
Net (charge-offs) recoveries	(3)	3,139	795	(129)	56	3,858
Ending allowance for loan losses	$4,951	$27,387	$10,512	$3,359	$103	$46,312

For the six months ended June 30, 2013
Allowance for loan losses - covered:
Balance at beginning of period	$5,716	$30,150	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	(274)	(4,001)	(910)	(1,024)	(167)	(6,376)
Gross charge-offs	(1,220)	(5,840)	(1,706)	(810)	(94)	(9,670)
Recoveries	729	7,078	2,213	684	181	10,885
Net (charge-offs) recoveries	(491)	1,238	507	(126)	87	1,215
Ending allowance for loan losses	$4,951	$27,387	$10,512	$3,359	$103	$46,312

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2013
Allowance for loan losses- covered:
Individually evaluated for impairment	$360	$230	$937	$—	$2	$1,529
Collectively evaluated for impairment	192	3,010	471	108	1	3,782
Accounted for under ASC 310-30	4,144	23,154	5,819	1,876	77	35,070
Allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

Balance of covered loans:
Individually evaluated for impairment	$2,678	$18,062	$5,121	$1,138	$25	$27,024
Collectively evaluated for impairment	20,622	18,570	21,909	812	145	62,058
Accounted for under ASC 310-30	100,034	262,769	51,407	15,268	11,508	440,986
Total covered loans	$123,334	$299,401	$78,437	$17,218	$11,678	$530,068

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred. The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. The estimated FDIC clawback liability totaled $26.3 million ($22.2 million related to the CF Bancorp acquisition and $4.1 million related to the First Banking Center acquisition) at June 30, 2014 compared to $24.9 million ($21.0 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at December 31, 2013. No clawback liability was recorded in relation to Peoples State Bank as of both June 30, 2014 and December 31, 2013.

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

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$317,384	$351,403	$302,287	$216,970
Additions due to acquisitions	—	—	32,764	158,221
Discount accretion	(23,873)	(25,149)	(45,832)	(51,559)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	24,543	22,460	40,907	40,449
Other activity, net (1)	(12,462)	(22,990)	(24,534)	(38,357)
Balance at end of period	$305,592	$325,724	$305,592	$325,724

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

The total identified improvement in the cash flow expectations during the three months ended June 30, 2014 and 2013 for both covered and uncovered purchase credit impaired loans was $24.5 million and $22.5 million, respectively. During the six months ended June 30, 2014 and 2013, the total identified improvement in the cash flow expectations was $40.9 million and $40.4 million, respectively. These reclassifications resulted in yield adjustments on these loans on a prospective basis. The Company also identified declines in the cash flow expectations of certain loans. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Contractual cash flows	$1,492,546	$1,357,070
Non-accretable difference	(298,754)	(251,108)
Accretable yield	(305,592)	(302,287)
Loans accounted for under ASC 310-30	$888,200	$803,675

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for loan losses - covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,066	$2,554	$2,365	$8,398
Additional benefit recorded, net of charge-offs, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(8,387)	(10,014)	(12,184)	(14,774)
Total benefit for loan losses-covered	$(7,321)	$(7,460)	$(9,819)	$(6,376)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	1,923	1,591	3,504	3,606
Expense recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(5,950)	(8,011)	(7,467)	(11,819)
Total loss sharing expense due to provision for loan losses-covered	(4,027)	(6,420)	(3,963)	(8,213)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(857)	963	(1,139)	4,792
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(2,437)	(2,003)	(4,717)	(2,955)
Net (increase) decrease to income before taxes	$(3,294)	$(1,040)	$(5,856)	$1,837

(1)  The results of re-estimations also included cash flow improvements related to covered loans of $8.0 million and $13.7 million for the three months ended June 30, 2014 and 2013, respectively, and $16.4 million and $32.0 million for the six months ended June 30, 2014, and 2013, respectively.  Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three and six months ended June 30, 2014 and 2013.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 “Allowance for Loan Losses.”

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$119,045	$8,130	$131,861	$7,783
Accretion	(5,506)	—	(12,224)	—
Sales and write-downs of other real estate owned (covered)	(281)	(55)	(753)	(247)
Net effect of change in allowance on covered assets (1)	(6,130)	—	(8,155)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(4,434)	4,434	(8,035)	8,035
Decrease due to recoveries net of additional claimable expenses incurred (2)	—	(3,433)	—	(4,319)
Claim payments received from the FDIC	—	(1,878)	—	(4,054)
Balance at end of period	$102,694	$7,198	$102,694	$7,198

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$202,202	$15,090	$226,356	$17,999
Accretion	(6,908)	—	(15,056)	—
Sales and write-downs of other real estate owned (covered)	(1,455)	809	(2,318)	1,427
Net effect of change in allowance on covered assets (1)	(14,202)	—	(20,873)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(7,681)	7,681	(16,153)	16,153
Increase (decrease) due to additional claimable expenses incurred net of recoveries (2)	—	(1,415)	—	387
Claim payments received from the FDIC	—	(4,592)	—	(18,393)
Balance at end of period	$171,956	$17,573	$171,956	$17,573

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
Balance at January 1, 2014	$18,384	$11,571	$29,955
Additions due to acquisitions	30,878	—	30,878
Transferred to other real estate owned (1)	8,826	4,946	13,772
Disposals	(15,241)	(4,687)	(19,928)
Write-downs	(1,500)	(904)	(2,404)
Balance at June 30, 2014	$41,347	$10,926	$52,273

Balance at January 1, 2013	$869	$23,834	$24,703
Additions due to acquisitions	18,448	—	18,448
Transferred to other real estate owned (1)	5,333	8,680	14,013
Disposals	(7,491)	(8,834)	(16,325)
Write-downs	(1,253)	(2,306)	(3,559)
Balance at June 30, 2013	$15,906	$21,374	$37,280

(1) Includes loans transferred to other real estate owned and transfers to other real estate owned due to branch or building operation closings/consolidations.

Income and expenses related to other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
For the three months ended June 30, 2014
Net gain on sale	$2,998	$91	$3,089
Write-downs	(821)	(537)	(1,358)
Net operating expenses	(919)	(30)	(949)
Total	$1,258	$(476)	$782

For the six months ended June 30, 2014
Net gain on sale	$4,002	$231	$4,233
Write-downs	(1,500)	(904)	(2,404)
Net operating expenses	(1,545)	(73)	(1,618)
Total	$957	$(746)	$211

For the three months ended June 30, 2013
Net gain on sale	$1,048	$44	$1,092
Write-downs	(892)	(1,154)	(2,046)
Net operating (expenses) income	(416)	44	(372)
Total	$(260)	$(1,066)	$(1,326)

For the six months ended June 30, 2013
Net gain on sale	$2,418	$126	$2,544
Write-downs	(1,253)	(2,306)	(3,559)
Net operating (expenses) income	(737)	90	(647)
Total	$428	$(2,090)	$(1,662)

Note that covered other real estate expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  CORE DEPOSIT INTANGIBLES

The Company recorded core deposit intangibles (CDIs) associated with the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank and Talmer West Bank. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.59 years as of June 30, 2014. The Company had no other intangible assets as of June 30, 2014 or December 31, 2013.

The table below presents the Company’s net carrying amount of CDIs.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Gross carrying amount	$22,964	$19,331
Accumulated amortization	(7,586)	(6,126)
Net carrying amount	$15,378	$13,205

Amortization expense recognized on CDIs was $724 thousand and $668 thousand for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively, included as a component of “other expense” on the Consolidated Statements of Income.

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

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the three months ended June 30, 2014
Fair value, beginning of period	$1,079	$894	$75,919	$77,892
Additions from loans sold with servicing retained	—	57	2,102	2,159
Changes in fair value due to:
Reductions from loans paid off during the period	(11)	(68)	(1,668)	(1,747)
Changes due to valuation inputs or assumptions (1)	(231)	(7)	(3,962)	(4,200)
Fair value, end of period	$837	$876	$72,391	$74,104

For the six months ended June 30, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	123	3,625	3,748
Changes in fair value due to:
Reductions from loans paid off during the period	(68)	(137)	(2,404)	(2,609)
Changes due to valuation inputs or assumptions (1)	(230)	(72)	(6,103)	(6,405)
Fair value, end of period	$837	$876	$72,391	$74,104
Principal balance of loans serviced	$234,921	$41,518	$7,109,497	$7,385,936

For the three months ended June 30, 2013
Fair value, beginning of period	$461	$1,253	$52,047	$53,761
Additions from loans sold with servicing retained	—	34	7,593	7,627
Changes in fair value due to:
Reductions from loans paid off during the period	—	(167)	(2,511)	(2,678)
Changes due to valuation inputs or assumptions (1)	(23)	(21)	6,521	6,477
Fair value, end of period	$438	$1,099	$63,650	$65,187

For the six months ended June 30, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	65	15,018	15,083
Changes in fair value due to:
Reductions from loans paid off during the period	(4)	(323)	(4,177)	(4,504)
Changes due to valuation inputs or assumptions (1)	(76)	(99)	7,159	6,984
Fair value, end of period	$438	$1,099	$63,650	$65,187
Principal balance of loans serviced	$294,141	$52,371	$6,693,048	$7,039,560

(1)  Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of June 30, 2014 and December 31, 2013.

	Commercial Real Estate	Agricultural	Mortgage
As of June 30, 2014
Prepayment speed	7.07-50.00%	5.26-53.43%	3.79-41.62%
Weighted average (“WA”) discount rate	19.45%	15.00%	9.65%
WA cost to service/per year	$471	$200	$57
WA Ancillary income/per year	N/A	N/A	36
WA float range	0.56%	0.56%	0.98-1.74%

As of December 31, 2013
Prepayment speed	8.50-50.00%	4.98-53.16%	3.55-44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA Ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73-1.54%

The Company realized total loan servicing fee income of $3.7 million and $4.5 million, for the three months ended June 30, 2014 and 2013, respectively, and $7.3 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

The following table reflects the amount and fair value of mortgage banking and customer initiated derivatives.  Fair values of customer-initiated derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Balance Sheets.  Changes in fair value are recorded as a component of “Other noninterest income” in the Consolidated Statements of Income.

		Fair Value
(Dollars in thousands)	Notional Amount	Gross Derivative Assets (1)	Gross Derivative Liabilities (1)
June 30, 2014
Forward contracts related to mortgage loans to be delivered for sale	$247,441	$(2,035)	$—
Interest rate lock commitments	97,657	2,282	—
Customer-initiated derivatives	11,834	276	81
Total derivative instruments	$356,932	$523	$81

December 31, 2013
Forward contracts related to mortgage loans to be delivered for sale	$168,746	$1,484	$—
Interest rate lock commitments	67,685	1,146	—
Total derivative instruments	$236,431	$2,630	$—

(1) Net derivative assets are included in “Other assets” and net derivative liabilities are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table reflects the net gains (losses) relating to derivative instruments related to the changes in fair value.

		For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2014	2013	2014	2013
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(6,915)	$24,477	$(9,909)	$26,126
Interest rate lock commitments	Net gain on sale of loans	1,274	(7,343)	1,136	(8,834)
Customer-inititated derivatives	Other noninterest income	6	—	19	—
Total gain (loss) recognized in income		$(5,635)	$17,134	$(8,754)	$17,292

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

The allowance for credit losses on lending-related commitments included $567 thousand and $1.0 million at June 30, 2014 and December 31, 2013, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$583,064	$453,492	$1,036,556	$523,666	$216,473	$740,139
Standby letters of credit	70,758	2,938	73,696	68,452	561	69,013
Total commitments	$653,822	$456,430	$1,110,252	$592,118	$217,034	$809,152

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $70.1 million and $79.5 million at June 30, 2014 and December 31, 2013, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $38.2 million and $42.9 million, at June 30, 2014 and December 31, 2013, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of June 30, 2014 and December 31, 2013, we had recorded a liability of $325 thousand and $567 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At June 30, 2014 and December 31, 2013, our standby letters of credit totaled $73.7 million and $69.0 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  At June 30, 2014 and December 31, 2013, our liability recorded in connection with these representations and warranties totaled $4.0 million and $4.8 million, respectively.

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

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.35% floating-rate notes	$148,826	0.21%	$36,876	0.20%
FHLB advances: 0.26% fixed-rate notes	50,000	0.26%	—	—
FHLB advances: 0.07% floating-rate	40,000	0.07%	—	—
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	—	—	35,000	3.17%
Total short-term borrowings	238,826	0.20%	71,876	1.64%
Long-term debt:
FHLB advances: 0.19% - 7.44% fixed-rate notes due August 2014 to 2027 (2)	198,488	2.17%	130,368	3.28%
Securities sold under agreements to repurchase: 4.11%-4.30% fixed-rate notes due 2016 to 2037 (3)	57,263	4.19%	58,079	4.19%
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% due 2034 to 2035 (4)	10,656	2.47%	10,590	2.49%
Total long-term debt	266,407	2.62%	199,037	3.50%
Total short-term borrowings and long-term debt:	$505,233	1.47%	$270,913	3.01%

(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2) The June 30, 2014 balance includes advances payable of $190.6 million and purchase accounting premiums of $7.9 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(3) The June 30, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $7.3 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(4) The June 30, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.  The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended	For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2014
Securities sold under agreement to repurchase:
Average daily balance	$86,444	$77,054
Average interest rate during the period	0.13%	0.11%
Weighted-average interest rate at period end	0.21%	0.18%
Maximum month-end balance	$148,826	$148,826

FHLB advances:
Average daily balance	$38,806	$19,634
Average interest rate during the period	0.13%	0.18%
Weighted-average interest rate at period end	0.18%	1.04%
Maximum month-end balance	$90,000	$90,000

Federal funds purchased:
Average daily balance	$1,132	$2,254
Average interest rate during the period	0.28%	0.25%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$—

FHLB overnight repurchase agreements:
Average daily balance	$—	$4,420
Average interest rate during the period	0.00%	0.10%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$—

Holding company line of credit:
Average daily balance	$—	$11,215
Average interest rate during the period	0.00%	3.17%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$35,000

(1) The holding company line of credit, Federal funds purchased and FHLB overnight repurchase agreements did not have oustanding balances at June 30, 2014.

Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt).  At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with an amortized cost of $356.9 million at June 30, 2014.

Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  At June 30, 2014, FHLB advances were collateralized by $1.6 billion of commercial and mortgage loans, with $1.0 billion in the form of a blanket lien arrangement and $527.2 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $842.9 million at June 30, 2014.

14.  INCOME TAXES

The current and deferred components of the provision for income taxes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense
Federal	$(13,079)	$6,793	$(16,024)	$(1,241)
State	(338)	(2,030)	(416)	(654)
Total current income tax expense	(13,417)	4,763	(16,440)	(1,895)
Deferred income tax expense (benefit)
Federal	18,274	449	19,528	5,543
State	646	2,531	1,137	1,045
Total deferred income tax expense (benefit)	18,920	2,980	20,665	6,588
Change in valuation allowance	(9,749)	—	(10,127)	—
Income tax provision (benefit)	$(4,246)	$7,743	$(5,902)	$4,693

Provision for income taxes is computed by applying an estimated annual effective tax rate, based on our forecast of annual income from continuing operations, to year-to-date pre-tax income from continuing operations, and then adjusting for any additional tax effects required to be recorded discretely in the quarter to which they relate.

A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company’s provision for income taxes and effective tax rate follows

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$5,726	35.0%	$7,963	35.0%	$17,889	35.0%	$28,054	35.0%
Effect of:
Tax exempt income	(475)	(2.9)	(451)	(2.0)	(1,202)	(2.4)	(879)	(1.1)
State taxes, net of federal benefit	201	1.2	325	1.4	469	0.9	254	0.3
Change in valuation allowance	(9,749)	(59.6)	—	—	(10,127)	(19.8)	—	—
Bargain purchase gain	—	—	—	—	(14,055)	(27.5)	(25,096)	(31.3)
Transaction costs	426	2.6	—	—	454	0.9	2,581	3.2
Other, net	(375)	(2.3)	(94)	(0.4)	670	1.3	(221)	(0.3)
Income tax expense (benefit)	$(4,246)	(26.0)%	$7,743	34.0%	$(5,902)	(11.5)%	$4,693	5.9%

For the three and six months ended June 30, 2014, the Company recognized an income tax benefit of $4.2 million and $5.9 million on $16.4 million and $51.1 million of pre-tax income, an effective tax rate of negative 26.0% and 11.5%, respectively, compared to an income tax expense of $7.7 million and $4.7 million on $22.7 million and $80.2 million of pre-tax income, an effective tax rate of 34.0% and 5.9%, respectively, for the three and six months ended June 30, 2013.  The income tax benefit for the three months ended June 30, 2014 resulted primarily from the relief of $9.7 million of remaining valuation allowance related to the deferred tax assets acquired in the First Place Bank acquisition. See below for a discussion on the relief of the valuation allowance. The income tax benefit for the six months ended June 30, 2014 resulted primarily from the relief of the valuation allowance and treating the $40.2 million bargain purchase gain resulting from the acquisition of Talmer West Bank on January 1, 2014 as non-taxable, based on the tax structure of the acquisition. The income tax expense of $4.7 million with an effective tax rate of only 5.9% for the six months ended June 30, 2013 is primarily the result of treating the $71.7 million bargain purchase gain resulting from the acquisition of First Place Bank on January 1, 2013 as non-taxable, based on the tax structure of the acquisition.

The significant components of the deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$49,334	$51,527
Other real estate losses	8,107	3,702
Organizational costs	290	311
Accrued stock-based compensation	5,991	5,926
Loss and tax credit carry forwards	30,657	19,298
Other reserves	1,921	1,988
Goodwill and other intangibles	1,389	1,494
Nonaccrual interest	10,428	10,150
Business combination adjustments	74,522	53,890
Net unrealized loss on available for sale securities	—	4,306
Other	25	—
Total deferred tax assets	182,664	152,592

Deferred tax liabilities:
Depreciation	4,345	3,996
FHLB stock dividends	248	1,541
Deferred loan fees	974	1,229
Prepaid expenses	151	799
Net unrealized gain on available for sale securities	1,202	—
Loan servicing rights	25,906	27,334
Other	—	247
Total deferred tax liabilities	32,826	35,146
Net deferred tax asset before valuation allowance	149,838	117,446
Valuation allowance	—	(10,127)
Net deferred tax asset	$149,838	$107,319

On January 1, 2014, the Company acquired Talmer West Bank and recorded $58.6 million in deferred tax assets at acquisition.  Upon acquisition, Talmer West Bank incurred a Section 382 ownership change.  As such, the Company’s ability to benefit from the use of Talmer West Bank’s pre-ownership change net operating loss carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited to approximately $3.0 million per year, putting at risk the utilization of associated deferred tax assets before they expire.  No valuation allowance was established against the deferred tax assets associated with Talmer West Bank’s pre-change losses based on management’s estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on our utilization of pre-ownership change net operating loss carry forwards.  In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in Talmer West Bank’s loan portfolio and other real estate owned and, to a lesser extent, on tax losses embedded in fixed assets, investments in partnerships and certain accrued expenses, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.

At January 1, 2014, Talmer West Bank had an estimated $23.5 million in gross federal loss carry forwards expiring in 2032 and 2033.  The exact amount of pre-ownership change carry forwards cannot be determined until the finalization of Capitol Bancorp, Ltd.’s consolidated tax return (parent of Talmer West Bank’s former parent) for the year ended December 31, 2014, at which time final allocations will be made from that return to the entity acquired by the Company.

The valuation allowance of $10.1 million against the Company’s deferred tax asset at December 31, 2013 related to Section 382 ownership changes incurred by First Place Bank, upon its acquisition by the Company on January 1, 2013. The valuation allowance established at December 31, 2013 was based on management’s calculation of the annual 382 limitation and its estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on our utilization of pre-ownership change operating loss and tax credit carry forwards.

At December 31, 2013, the Company, including First Place Bank and its related acquired affiliates, had the following estimated loss and tax credit carry forwards:  $26.9 million in gross federal loss carry forwards, $856 thousand in tax credits expiring between 2027 and 2032, and $1.9 million in federal alternative minimum tax credits with an indefinite life. At December 31, 2013, the Company estimated the use of $24.8 million in estimated gross federal loss carry forwards and $856 thousand in tax credits related to First Place Bank and its acquired affiliates, expiring between 2027 and 2032 would be limited to $1.7 million annually due to an ownership change, within the meaning of Section 382 of the Internal Revenue Code, incurred at January 1, 2013.  In the second quarter of 2014, the Company, with the assistance of a legal and tax accounting external experts, reached a conclusion regarding the calculation of the annual 382 limitation related to the ownership change of First Place Bank which resulted in an increase of the annual 382 limitation from $1.7 million to $6.6 million.  This increase eliminated the need for a valuation allowance on the deferred tax assets acquired in the First Place Bank acquisition.

The use of $3.7 million of gross federal loss carry forwards, expiring between 2027 and 2029, is limited to $145 thousand annually due to an ownership change within the meaning of Section 382 of the Internal Revenue Code incurred in November 2009. The carrying value was previously reduced to reflect that $1.4 million will expire unused.

Outside of the Section 382-limited deferred tax assets acquired in both the Talmer West Bank and First Place Bank acquisitions, management concluded that no valuation allowance was necessary on the remainder of the Company’s net deferred tax assets at either December 31, 2013 or June 30, 2014.  This determination was based on the Company’s history of pre-tax and taxable income over the prior three years, as well as management’s expectations for sustainable profitability in the future.  Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

Actual outcomes could vary from the Company’s current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

At June 30, 2014, Talmer Bank and Trust had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents First Place Bank’s qualifying thrift bad debt reserve at December 31, 1987, which is only required to be recaptured into taxable income if certain events occur. At June 30, 2014, the potential tax on the above amount was approximately $13.0 million. The Company does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.

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

First Place Bank had received notice that the IRS had denied refund claims in amended tax returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005.  The Company disagrees with the IRS position and is working with First Place Financial Corp. to appeal the examination-level decision.  Though not anticipated, an adverse result on appeal could impact the $11.7 million refund receivable recorded by the Company upon acquisition of First Place Bank.  In the second quarter of 2014, the IRS commenced an examination of the consolidated Federal tax returns of First Place Bank’s former parent for the fiscal years ended June 30, 2013, 2012, 2011, which returns included First Place Bank through January 1, 2013.  The results of this examination are not expected to have a material adverse effect on the Company’s financial statements.  First Place Bank’s Federal tax return for the fiscal year ended June 30, 2010 is currently subject to potential examination as well.  There are several years of returns that are still open to examination by various taxing authorities for Talmer West Bank.

During the first quarter 2014, the Company closed an examination by the IRS of Talmer Bancorp, Inc. and subsidiaries’ federal returns for the years ended December 31, 2011 and 2010, with no significant tax changes. The Company’s federal tax return for the years ended December 31, 2012 to present are open to potential examination.  The Company’s most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Company and/or its subsidiaries are subject to minor amounts of income tax in various other states, with varying years open to potential examination.  The Company is not aware of any pending income tax examinations by any state jurisdiction.

The Company had no unrecognized tax benefits at June 30, 2014 or 2013 and does not expect to record unrecognized tax benefits of any significance during the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable.  There are no liabilities accrued for interest or penalties at June 30, 2014 or 2013.

15.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  During the six months ended June 30, 2014 and 2013, the Company granted 35 thousand and 3.6 million stock options, respectively, that were fully vested upon issuance and will remain outstanding for 10 years after the grant date.  As of June 30, 2014, 1.5 million option shares were available to be granted.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below.  Given the relatively short history of Company stock being publicly traded during the six months ended June 30, 2014, post our public offering in February of 2014, and minimal trading in the Company’s stock during the six months ended June 30, 2013, it was not practicable for the Company to estimate volatility of its share price.  For the six months ended June 30, 2014 the Company used the average volatility of comparable public Bank holding companies as an input to the valuation model.  For the six months ended June 30, 2013 the Company used the volatility of an appropriate industry index (the ABA NASDAQ Community Bank Index) as an input in the valuation model. Since limited historical data is available, the expected term of options granted was estimated to be six years for both the six months ended June 30, 2014 and 2013 based on expected lives used by a sample of other Midwest banks.  The risk-free interest rate was based on the U.S.

Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

The fair value of options granted during the six months ended June 30, 2014 and 2013 were determined using the following weighted-average assumptions as of the grant date.

	For the six months ended June 30,
	2014	2013
Fair value of options granted	$4.77	$2.13
Expected volatility	30.02%	24.37%
Risk-free interest rate	1.98%	0.97%
Expected life (in years)	6.00	6.00

Activity in the Plan during the six months ended June 30, 2014 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	8,441	$6.88
Granted	35	14.44
Exercised (1)	(340)	6.25
Forfeited or expired	(2)	7.25
Outstanding at June 30, 2014	8,134	6.94	7.19	55,721
Options fully vested and expected to vest	8,134	6.94	7.19	55,721
Exercisable at June 30, 2014	8,063	6.93	7.19	55,315

(1) Options exercised during the six months ended June 30, 2014 had a weighted average fair value of $13.57, at respective exercise dates.  In the six months ended June 30, 2014, there were 118 thousand shares issued under the net-settlement option.  Total cash received from option exercises during the six months ended June 30, 2014 was $108 thousand resulting in the issuance of 17 thousand shares.

The total intrinsic value of stock options exercised was $2.5 million for the six months ended June 30, 2014.  There were no option exercises during the six months ended June 30, 2013.

Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $207 thousand and $819 thousand for the three months ended June 30, 2014 and 2013, respectively, and $387 thousand and $9.1 million for the six months ended June 30, 2014 and 2013, respectively.

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2014 follows:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	348	$2.24
Granted	35
Vested	310
Forfeited	2
Nonvested at June 30, 2014	71	$2.21

As of June 30, 2014, there was $73 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized during the year ended December 31, 2014.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted in June of 2014 vest in their entirety following a five year service period for employees and over a one year service period for directors.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.

The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	—
Granted	377,800	14.44
Nonvested at June 30, 2014	377,800	$14.44

Total expense for restricted stock awards totaled $67 thousand for both the three and six month periods of June 30, 2014, of which $50 thousand was included in “Salary and employee benefits” related to employees and $17 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  There were no restricted stock awards outstanding prior to June of 2014.  As of June 30, 2014, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $5.4 million and the weighted-average period over which these costs are expected to be recognized is 4.7 years.

16. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2014, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

Talmer Bank and Trust was required to maintain Tier 1 common equity to total assets ratio of at least 10% under the FDIC’s Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years following the Company’s most recent failed bank acquisition, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC’s Statement of Policy. Talmer Bank and Trust’s last failed bank acquisition closed on April 29, 2011 and, therefore, remained subject to the heightened capital requirement through April 29, 2014.  At June 30, 2014 and December 31, 2013, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios of Talmer West Bank at June 30, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$668,547	17.3%	$309,036	8.0%	N/A	N/A
Talmer Bank and Trust	577,506	17.4	265,394	8.0	$331,743	10.0%
Talmer West Bank (1)	90,579	16.3	44,535	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	624,432	16.2	154,518	4.0	N/A	N/A
Talmer Bank and Trust	535,815	16.2	132,697	4.0	199,046	6.0
Talmer West Bank (1)	88,067	15.8	22,267	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	624,432	11.7	213,377	4.0	N/A	N/A
Talmer Bank and Trust	535,815	12.1	177,321	4.0	221,651	5.0
Talmer West Bank (1)	88,067	9.9	35,453	4.0	N/A	N/A

December 31, 2013
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$583,370	19.2%	$242,885	8.0%	N/A	N/A
Talmer Bank and Trust	253,044	18.4	110,123	8.0	$137,654	10.0%
First Place Bank (2)	263,297	15.9	132,207	8.0	N/A	N/A
	—	—	—	—	—	—
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	555,350	18.3	121,443	4.0	N/A	N/A
Talmer Bank and Trust	235,448	17.1	55,062	4.0	82,593	6.0
First Place Bank (2)	252,873	15.3	66,104	4.0	N/A	N/A
	—	—	—	—	—	—
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	555,350	12.2	182,221	4.0	N/A	N/A
Talmer Bank and Trust	235,448	10.3	91,363	4.0	114,204	5.0
First Place Bank (2)	252,873	11.7	86,521	4.0	N/A	N/A

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

Under FDIC regulations, limitations are imposed on all of Talmer West Bank’s capital distributions, including cash dividends.  As of June 30, 2014, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

On August 6, 2014, a cash dividend on the Company’s Class A common stock of $0.01 per share was declared.  The dividend will be paid on August 29, 2014, to the Company’s Class A common shareholders of record as of August 18, 2014.

17.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Co.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$17,497	$98,411
Investment in banking subsidiaries	718,491	562,381
Income tax benefit	5,265	5,404
Other assets	1,154	1,783
Total assets	$742,407	$667,979

Liabilities
Short-term borrowings	$—	$35,000
Long-term debt	10,656	10,590
Accrued expenses and other liabilities	5,626	5,374
Total liabilities	16,282	50,964
Shareholders’ equity	726,125	617,015
Total liabilities and shareholders’ equity	$742,407	$667,979

Statements of Income and Comprehensive Income - Parent Co.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Income
Dividend income from subsidiary	$—	$—	$25,000	$55,000
Bargain purchase gain	—	—	40,157	71,702
Other noninterest income	3	—	5	—
Total income	3	—	65,162	126,702
Expenses
Salaries and employee benefits	2,042	1,435	5,955	18,359
Bank acquisition and due diligence fees	266	358	1,974	7,590
Professional services	492	100	1,086	934
Marketing expense	26	12	191	1,025
Interest on long-term debt	125	125	252	296
Other	293	129	514	231
Total expenses	3,244	2,159	10,123	28,435
Income before income taxes and equity in				—
undistributed net earnings of subsidiaries	(3,241)	(2,159)	55,039	98,267
Income tax benefit	420	753	2,457	7,367
Equity in (over)/under distributed earnings of subsidiaries	23,427	16,412	(483)	(30,173)
Net income	$20,606	$15,006	$57,013	$75,461
Total comprehensive income, net of tax	$20,606	$15,006	$57,013	$75,461

Statements of Cash Flows - Parent Co.

	For the six months ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$57,013	$75,461
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (over)/under distributed earnings of subsidiaries	(24,517)	30,173
Gain on acquisition	(40,157)	(71,702)
Stock-based compensation expense	248	8,245
Decrease in income tax benefit	139	2,533
Decrease in other assets, net	629	9,723
Increase in accrued expenses and other liabilities, net	318	3,841
Net cash from (used in) operating activities	(6,327)	58,274
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(6,500)	(45,000)
Capital contributions to subsidiaries	(99,500)	(179,000)
Dividends received from subsidiaries	25,000	—
Net cash used in investing activities	(81,000)	(224,000)
Cash flows from financing activities
Issuance of common stock	41,413	—
Repayment of senior unsecured line of credit	(35,000)	—
Net cash from financing activities	6,413	—
Net decrease in cash and cash equivalents	(80,914)	(165,726)
Beginning cash and cash equivalents	98,411	211,849
Ending cash and cash equivalents	$17,497	$46,123

18.  EARNINGS PER COMMON SHARE

The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.  Common shares outstanding include common stock and vested restricted stock awards, when applicable.  On June 10, 2014 the Company awarded restricted stock to certain employees and directors of the Company which qualify as participating securities.  The factors used in the earnings per share computation follow:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$20,606	$15,006	$57,013	$75,461
Net income allocated to participating securities	26	—	36	—
Net income allocated to common shareholders (1)	$20,580	$15,006	$56,977	$75,461

Weighted average common shares - issued	70,107	66,229	69,115	66,229
Average unvested restricted share awards	(86)	—	(44)	—
Weighted average common shares outstanding - basic	70,021	66,229	69,071	66,229
Effect of dilutive securities -
Employee and director stock options	4,112	2,636	3,991	2,548
Warrants	1,526	987	1,469	987
Weighted average common shares outstanding - diluted	75,659	69,852	74,531	69,764

EPS available to common shareholders
Basic	$0.29	$0.23	$0.82	$1.14
Diluted	$0.27	$0.21	$0.76	$1.08

(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $13.77 per share and assumed to be $10.00 per share for the three months ended June 30, 2014 and 2013, respectively, and the assumed average stock valuation is $13.24 per share and $10.00 per share for the six months ended June 30, 2014 and 2013 respectively.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders for the three and six months ended June 30, 2014 and 2013 respectively, because they were antidilutive.  There were no outstanding antidilutive warrants during the three and six months ended June 30, 2014.

	For the three months ended June 30,		For the six months ended June 30,
(Shares in thousands)	2014	2013	2014	2013
Average outstanding options	8	11	4	5
Outstanding exercise prices:
Low end	$14.44	$10.00	$14.44	$10.00
High end	$14.44	$10.00	$14.44	$10.00

Average outstanding warrants	—	39	—	39
Outstanding exercise prices:
Low end		$10.00		$10.00
High end		$10.00		$10.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion describes our results of operations for the three and six months ended June 30, 2014 and 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and June 30, 2014, we successfully completed six bank acquisitions totaling $5.9 billion in assets and $5.8 billion in liabilities.  Through our wholly-owned subsidiary banks, Talmer Bank and Trust (“Talmer Bank”) and Talmer West Bank, we are a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern and Eastern Ohio, Northern Indiana, South Central and Southeastern Wisconsin, Chicago, Illinois and Las Vegas, Nevada.

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

•                  CF Bancorp, Port Huron, Michigan on April 30, 2010;

•                  First Banking Center, Burlington, Wisconsin on November 19, 2010;

•                  Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and

•                  Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

In addition, on January 1, 2013, we closed on the acquisition of First Place Bank, and on January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank.  First Place Bank had operated under a Cease and Desist Order with its regulator since July 13, 2011.  The Cease and Desist Order remained in effect following our acquisition of First Place Bank on January 1, 2013.  Following our acquisition, we devoted significant internal management resources as well as engaged third party professionals to assist us in evaluating and improving internal and risk management controls of First Place Bank, including hiring a nationally recognized third party to evaluate the internal and risk management controls over the bank’s mortgage banking operations.  Additionally, substantial resources were deployed to enhance the core operating technology, build and implement a disaster recovery plan and improve consumer compliance processes.  First Place Bank achieved compliance with the Cease and Desist Order, and on January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank, which occurred on February 10, 2014.  At the effective time of the consolidation, the Cease and Desist Order had no further force or effect.  Additionally, at the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect.  For a further discussion of the Consent Order, see “Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services” in “Supervision and Regulation” of our 2013 Annual Report on Form 10-K.

As of June 30, 2014, we had $3.8 billion in total loans, compared to $3.0 billion at December 31, 2013.  Of this amount $2.2 billion, or 58.6%, consisted of loans we acquired (all of which were adjusted to their estimated fair values at the time of acquisition), and $1.6 billion consisted of loans we originated.

We had net income of $57.0 million for the six months ended June 30, 2014 compared to $75.5 million for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014, included a bargain purchase gain of $40.2 million resulting from our acquisition of Talmer West Bank. We also incurred $11.7 million of transaction and integration related expenses during the six months ended June 30, 2014, including severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to termination of certain software contracts.  These transaction and integration related expenses are detailed in the table below.

	Six months ended June 30, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expenses
Salary and employee benefits	$66,120	$5,816	$60,304
Occupancy and equipment expense	17,085	2,800	14,285
Data processing fees	4,000	—	4,000
Professional service fees	7,104	400	6,704
FDIC loss sharing expense	1,507	—	1,507
Bank acquisition and due diligence fees	1,979	1,979	—
Marketing expense	2,698	449	2,249
Other employee expense	1,500	—	1,500
Insurance expense	2,652	—	2,652
Other expense	15,138	240	14,898
Total noninterest expenses	$119,783	$11,684	$108,099

While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions.  In addition, we seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations.  We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow.  We place our focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

As of June 30, 2014, our total assets were $5.6 billion, our net total loans were $3.7 billion, our total deposits were $4.3 billion and our total shareholders’ equity was $726.1 million.

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

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $25.0 million in dividend capital from Talmer Bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements were met at June 30, 2014.   References to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

We accounted for the acquisition under the acquisition method of accounting and have recorded the purchased assets and assumed liabilities at their respective acquisition date fair values.  Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed and consideration paid in the acquisition, on January 1, 2014, we recorded a bargain purchase gain of $40.2 million in our consolidated statements of income.

We acquired $908.5 million in assets at fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights.  We also acquired $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million.

Approximately 40% of the fair value of loans acquired in the acquisition was accounted for as purchased credit impaired loans. On the January 1, 2014 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition of Talmer West Bank were $331.5 million and the estimated fair value of the loans was $212.3 million. The estimated total cash flow from these loans was $245.1 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $32.8 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans.  This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

The acquired non-purchase credit impaired loans were recorded at their fair value of $359.3 million on the acquisition date, which included the recording of a $3.5 million discount primarily reflecting estimated credit marks over the life of the non-purchase credit impaired loans.

Pending Acquisition of First of Huron Corporation

On August 6, 2014, we entered into an agreement to acquire First of Huron Corporation, the holding company for Signature Bank headquartered in Bad Axe, Michigan, for aggregate cash consideration of $13.4 million.  Signature Bank had total assets of $228.0 million as of June 30, 2014, including $172.3 million of net total loans.  We will acquire and simultaneously retire certain outstanding subordinated debentures of First of Huron Corporation and assume its trust preferred securities.  The closing of the transaction is subject to regulatory approval and customary closing conditions, including the approval by the shareholders of First of Huron Corporation and is expected to close in the fourth quarter of 2014 or the first quarter of 2015.

Branch Sales

On July 18, 2014, we sold our single branch office located in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc.  The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $1.6 million benefit, as gains on sales of loans and deposits of $1.5 million and $400 thousand, respectively, were partially offset by the write-off of the related core deposit intangible, loss on the sale of fixed assets and other costs associated with the transaction.

Additionally, on August 8, 2014, we sold our 10 branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation for approximately $13.5 million more than the net book value of the assets acquired and liabilities assumed.  Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014.  Concurrent with the closing of this transaction, Town Bank will sell two of the branch locations and related deposits in Kenosha and Genoa City, Wisconsin to its affiliate, State Bank of the Lakes, a Wintrust community bank.  The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 was a $12.1 million benefit, related to gains on the sale of net assets and liabilities, partially offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $1.0 million.

Finally, in the second quarter of 2014, we made the decision to consolidate our four branches located in Las Vegas, Nevada into one branch.  We recognized $490 thousand in severance related expenses related to consolidation in the second quarter of 2014. We anticipate the consolidation will occur in the third quarter of 2014 and will result in additional costs of approximately $860 thousand in occupancy and other miscellaneous operating expenses associated with the consolidation.

Economic Overview

After eleven consecutive quarters of expansion, the U.S. economy fell at a significant pace for the first quarter of 2014.  Real gross domestic product (“GDP”) for the first quarter of 2014 fell at an annualized rate of 2.9%, compared to growth of 2.6% for the fourth quarter of 2013, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.  This drastic decline is partially blamed on harsh winter weather as net exports, business investments, and housing investments all declined. Government spending and non-farm inventories also declined.  According to the U.S. Bureau of Labor Statistics, the unemployment rate (seasonally adjusted) fell significantly to 6.1% as of June 30, 2014, down from 6.7% as of December 31, 2013.  Total home sales in the U.S., as indicated by the National Association of Realtors, showed signs of weakening with existing home sales at a seasonally adjusted 4.3 million units for the rolling twelve months ended May 31, 2014, down 5.7% from the rolling twelve month total of 4.6 million units as of May 31, 2013.  Inventory levels are up at a 5.7 months’ supply, or 2.0 million units, as of May 31, 2014, up 14.0% from a 5.0 months’ supply of 1.9 million units as of one year prior.  New home sales were up with a seasonally adjusted annual rate of 504 thousand units as of May 31, 2014, up 16.9% compared to 431 thousand as of May 31, 2013.  Inventory for new homes remained at a 4.5 months’ supply as of May 31, 2014, while the median sales price of new homes increased 6.9% to $282 thousand.  Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 10.8% from April 2013 to April 2014.  Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.2% for the 12 months ending December 31, 2013, compared to the same period in 2012, with business filings down 17.1% and personal filings down 12.0% for the period.  Bankruptcy filings fell across all regions where we have branches in the 12 months ending December 31, 2013, compared to the prior year.  Bankruptcy filings continued to decrease in the first quarter of 2014, down 3.1% from the previous quarter, made up of a 4.6% decrease in business filings and a 3.1% decrease in personal filings.

Significant regulatory changes effective in early 2014 have had a profound impact on the overall mortgage industry.  We have taken appropriate steps to implement and comply with these new regulatory requirements, including those related to mortgage servicing practices (brought about by the Consumer Financial Protection Bureau) and those related to mortgage lending practices (brought about by the Dodd-Frank Act).  While these requirements have certainly and significantly impacted the overall competitive landscape of the mortgage industry, we have been able to maintain if not increase our competitive posture thus far in 2014, and anticipate continuing to be able to expand our market presence in future periods should we so choose, as the industry absorbs the impact of these recently implemented lending and servicing regulations.

According to the Beige Book published by the Federal Reserve Board in May 2014, overall economic activity was improved with all of the 12 districts reporting modest or moderate growth. The Fourth (Cleveland) Federal Reserve District reported modest growth and the Seventh (Chicago) Federal Reserve District reported moderate growth.  The Cleveland District reported improvements in new construction, slow increases in manufacturing primarily in steel production, and continued strength in the auto industry.  Employment increased in both manufacturing and construction.  Energy continued to contribute to growth with coal exports increasing and wet gas from shale drilling continuing to increase. Retailers reported improving sales as warmer weather replaced the harsh winter.  Businesses have been requesting financing at a higher level with the greatest strength in equipment financing followed by CRE and mergers and acquisitions.  Freight companies are seeing a return to a more normal volume after a very difficult winter.  The Chicago District reports modest growth below earlier year expectations. Both consumer and business spending increased.  Growth in manufacturing, primarily in the auto, energy and aerospace industries, remained modest.  New construction was also characterized as modest with growth noted in retail, particularly grocery stores.  Demand for existing space improved with increased leasing of both industrial and office space.  Business financing requests increased, primarily C&I requests for small businesses.  Bankers report continued margin pressure and structure concessions primarily from non-bank competitors.  Agriculture contacts noted late plantings due to the delay of warmer weather but that corn crops appeared to be healthy except in Iowa where drought conditions were noted.  Soybean crops were behind average at this point.  Strong corn and weak soybeans have led to a reduction in future prices for corn and an increase for soybeans.  Livestock prices remained above last year prices although hog prices have fallen recently.

The economy in the state of Michigan noted improvements during the period.  The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 7.5% as of May 31, 2014, down from 8.3% as of December 31, 2013 and 8.9% as of December 31, 2012.  Wage growth was up 2.5% for the twelve months ending December 31, 2013.  Other improvements included a 15.4% decline in total bankruptcies, per the U.S. Court Statistics, during the year ended December 31, 2013 from the same period in 2012, followed by an additional decrease of 4.5% in the first quarter of 2014.   As of June 30, 2014, $1.3 billion, or 34.9% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was 8.0% as of May 31, 2014, unchanged from 8.0% at December 31, 2013, but better than the 9.0% in May 2013.  The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 15.0% for the rolling twelve months ending April 30,

2014.  On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. We do not expect the bankruptcy to have a material impact on our loan portfolio or future business as much of the city’s debt consists of underfunded pension liabilities and other post-retirement benefits. We do not have direct exposure to bonds, debt or any other financial instrument issued by the city of Detroit and we do not have a concentration of loans to borrowers located in the city of Detroit. As of June 30, 2014, approximately $54.8 million, or 1.5% of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $9.3 million, or 17.0% of the total loans to borrowers located in the city of Detroit were covered by loss share agreements with the FDIC.

The Ohio economy also showed signs of a strengthening recovery.  Unemployment was down to 5.5% as of May 31, 2014, compared to 7.1% as of December 31, 2013 and 7.3% as of December 31, 2012.  Wage growth for the twelve months ending December 31, 2013 was up 2.3% from the same period in 2012.  Bankruptcies in Ohio, per the U.S. Court Statistics, were down 5.3% during the year ended December 31, 2013 from the same period in 2012, followed by an additional decrease of 2.7% in the first quarter of 2014.  The Case-Shiller index for the Cleveland market indicates housing prices were up 2.7% for the twelve month period ending April 30, 2014.

The Wisconsin economy continued to recover slowly.  The unemployment rate decreased to 5.7% as of May 31, 2014, down from 6.3% as of December 31, 2013 and 6.9% as of December 31, 2012.  Wage growth for the twelve months ending December 31, 2013 was up 2.7% from the same period in 2012.  In addition, personal and business bankruptcy filings, per the U.S. Court Statistics, for the year ended December 31, 2013 decreased 9.5% from the same period in 2012, followed by an additional decrease of 2.2% in the first quarter of 2014.  Real estate values have improved according to statistics from Zillow with prices increasing 2.3% for the twelve months ending June 30, 2014.

The Indiana economy also continued to show signs of recovery.  The unemployment rate decreased to 5.7% as of May 31, 2014, down from 6.8% as of December 31, 2013 and 8.0% as of December 31, 2012.  Wage growth for the twelve months ending December 31, 2013 was up 2.3% from the same period in 2012.  In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the year ended December 31, 2013 decreased 5.6% from the same period in 2012, followed by an additional decrease of 2.8% in the first quarter 2014.  Real estate values have improved according to statistics from Zillow with prices increasing 1.6% in the twelve months ending June 30, 2014.

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

At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories:  (1) specifically reviewed loans — loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans — loans where the future cash flows for each loan is estimated using an automated cash flow calculation model.  For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value.  For our acquisition of CF Bancorp, the specifically reviewed loan population included all loans with credit quality indicators of special mention or worse, all loans that had an outstanding balance of $2.0 million or more, and all loans with a matured status as of the April 30, 2010 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed loans.  For our acquisitions of First Banking Center and Peoples State Bank, the specifically reviewed loan population included all loans with a principal balance of $350 thousand or more, and for our acquisition of Community Central Bank, the specifically reviewed loan population included all loans with a principal balance of $475 thousand or more, resulting in approximately 60% of the acquired loan portfolios being specifically reviewed loans for each of these acquisitions. For our acquisition of First Place Bank, the specifically reviewed loan population included all commercial loans with an outstanding balance of $750 thousand or more, all residential mortgage loans with an outstanding balance of $1.0 million or more, and all impaired loans with a balance of $250 thousand or more as of the January 1, 2013 acquisition date, resulting in approximately 30% of the acquired loan portfolio being specifically reviewed.  For our acquisition of Talmer West Bank, the specifically reviewed loan population included all loans with an outstanding balance of $500 thousand or more and a substantial portion of impaired loans with a balance of $250 thousand or more as of the January 1, 2014 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed.

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

Financial Results

The three months ended June 30, 2014 includes the operations of Talmer West Bank, which we acquired on January 1, 2014.  We had net income for the three months ended June 30, 2014 of $20.6 million, or $0.27 per average diluted common share, compared to $15.0 million, or $0.21 per average diluted common share, for the three months ended June 30, 2013.  These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank which are discussed below, in addition to decreases outside of the inclusion of Talmer West Bank in total noninterest expenses of $15.3 million and income tax expense of $12.7 million, partially offset by decreases in mortgage banking and other loan fees of $11.8 million and net gain on sales of loans of $10.5 million. The decline in noninterest expenses was primarily due to a decrease in salary and employee benefits expense which relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank. The decrease in income tax expense to a benefit in the second quarter of 2014 was primarily driven by the elimination of a $9.7 million valuation allowance on the deferred tax assets acquired in our acquisition of First Place Bank on January 1, 2013 resulting from a conclusion reached with the assistance of legal and tax accounting experts, regarding the calculation of the annual Section 382 of the Internal Revenue Code limitation related to the ownership change of First Place Bank.  The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations which impact assumed prepayment speeds, which was a detriment to earnings of $4.2 million during the second quarter of 2014, compared to a benefit of $6.5 million in the second quarter of 2013.   The decrease in net gain on sales of loans in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to reduced levels of residential mortgage loans originated for sale.

For the six months ended June 30, 2014 we had net income of $57.0 million, or $0.76 per average diluted common share, compared to $75.5 million, or $1.08 per average diluted share, for the comparative period ended June 30, 2013.  These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank which are discussed below, including a $40.2 million bargain purchase gain.  The results for the six months ended June 30, 2013 included a $71.7 million bargain purchase gain as a result of our acquisition of First Place Bank on January 1, 2013.  Excluding the operating results of Talmer West Bank and the bargain purchase gains recognized in each period net income for the six months ended June 30, 2014 increased $12.0 million, compared to the same period in 2013, primarily reflecting decreases in noninterest expenses of $47.3 million and income tax expense of $11.2 million, partially offset by decreases in net gain on sales of loans of $24.2 million and mortgage banking and other loan fees of $15.7 million.  The decline in noninterest expenses was primarily due to a decrease in salary and employee benefits expense which relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamline operations with the merger of First Place Bank into Talmer Bank.  The decrease in income tax expense to a benefit in the second quarter of 2014 was primarily driven by the same reason described in the quarterly discussion above.  The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations which impact assumed prepayment speeds, which was a detriment to earnings of $6.4 million for the six months ended June 30, 2014, compared to a benefit of $7.0 million for the same period in 2013.   The decrease in net gain on sales of loans in the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to reduced levels of residential mortgage loans originated for sale.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three and six month periods ended June 30, 2014 and 2013.  The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three and six month periods ended June 30, 2014 and 2013.

We had net interest income of $52.5 million for the three months ended June 30, 2014, an increase of $8.4 million, from $44.1 million for the same period in 2013.  The increase in net interest income in the second quarter of 2014 was primarily the result of the addition of $9.8 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014.

We had net interest income of $100.6 million for the six months ended June 30, 2014, an increase of $15.9 million, from $84.7 million for the same period in 2013.  The increase in net interest income in the first half of 2014 was primarily the result of the addition of $18.9 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014.

Our net interest margin was 4.35% for the three months ended June 30, 2014, compared to 4.03% for the same period in 2013.  The increase of 32 basis points was due to a combination of several factors, the largest being an increase in the benefit received from discount accretion on our purchased credit impaired loan portfolio resulting from an increase in expected cash flows and payment speeds noted in our quarterly re-estimation of cash flows and the acquisition of Talmer West Bank, which had a significantly higher composition of its loan portfolio in commercial real estate loans that, on average, have a higher yield than Talmer Bank’s loan portfolio which has a larger percentage of residential real estate loans.

For the six months ended June 30, 2014, our net interest margin was 4.14% compared to 3.89% for the six months ended June 30, 2013.  The increase of 25 basis points was primarily due to the acquisition of Talmer West Bank, which had a significantly higher composition of its loan portfolio in commercial real estate loans that, on average, have a higher yield than Talmer Bank’s loan portfolio which has a larger percentage of residential real estate loans.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolio, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion.  The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan.  For the three months ended June 30, 2014 and 2013, the yield on total loans was 6.12% and 6.54%, respectively, while the yield generated using only the expected coupon would have been 4.69% and 5.16%, respectively.  For the six months ended June 30, 2014 and 2013, the yield on total loans was 5.96% and 6.50% respectively, while the yield generated using only the expected coupon would have been 4.85% and 5.02%, respectively.  The difference between the actual yield earned on total loans and the yield generated based on the expected coupon represents excess accretable yield. The expected coupon of the loan considers the actual coupon rate of the loan and does not include any interest income for loans in nonaccrual status.  The decline in the yield generated using only the expected coupon in both the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to our continued run-off of acquired covered loans that generally have higher coupon rates which are being replaced with higher quality residential mortgage and commercial real estate loans in a low interest rate environment.

Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset.   Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payment from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset which partially offsets the benefits provided by the excess accretable yield discussed above.  The negative yield on the FDIC indemnification asset was 19.11% and 20.25% for the three and six months ended June 30, 2014, respectively, compared to 14.09% and 14.60% for the three and six months ended June 30, 2013, respectively.  The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 63 basis points and 33 basis points for the three and six months ended June 30, 2014, compared to 35 basis points for both the three and six months ended June 30, 2013.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$249,780	$172	0.28%	$302,516	$201	0.27%
Federal funds sold and other short-term investments	76,474	278	1.46	115,903	247	0.86
Investment securities (3):
Taxable	525,158	2,198	1.68	465,407	1,102	0.95
Tax-exempt	163,636	1,139	3.77	176,094	1,006	3.09
Federal Home Loan Bank Stock	12,980	160	4.95	16,224	138	3.42
Gross uncovered loans (4)	3,254,119	41,350	5.10	2,493,787	29,849	4.80
Gross covered loans (4)	477,238	15,575	13.09	650,284	21,441	13.22
FDIC indemnification asset	115,566	(5,506)	(19.11)	196,676	(6,908)	(14.09)
Total earning assets	4,874,951	55,366	4.59	4,416,891	47,076	4.31
Non-earning assets:
Cash and due from banks	111,834			100,466
Premises and equipment	57,084			57,558
Core deposit intangible	15,740			14,863
Other real estate owned	56,095			40,407
Loan servicing rights	76,431			54,685
FDIC receivable	6,380			15,222
Company-owned life insurance	90,228			38,674
Other non-earning assets	213,884			105,192
Allowance for loan losses	(58,562)			(62,691)
Total assets	$5,444,065			$4,781,267

Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$714,231	$216	0.12%	$552,027	$159	0.12%
Money market and savings deposits	1,352,163	492	0.15	1,246,472	494	0.16
Time deposits	1,215,585	1,432	0.47	1,162,123	1,545	0.53
Other brokered funds	80,478	35	0.17	90,960	48	0.21
Short-term borrowings	126,382	33	0.11	57,086	33	0.23
Long-term debt	209,721	627	1.20	266,578	742	1.12
Total interest bearing liabilities	3,698,560	2,835	0.31	3,375,246	3,021	0.36
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	965,979			703,013
FDIC clawback liability	25,787			22,434
Other liabilities	45,573			87,546
Shareholders’ equity	708,166			593,028
Total liabilities and shareholders’ equity	$5,444,065			$4,781,267
Net interest income		$52,531			$44,055
Interest spread			4.28%			3.95%
Net interest margin as a percentage of interest earning assets			4.32%			4.00%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			4.35%			4.03%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $399 thousand and $352 thousand on tax-exempt securities for the three months ended June 30, 2014 and 2013, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

	For the six months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$324,900	$388	0.24%	$385,460	$491	0.26%
Federal funds sold and other short-term investments	73,597	455	1.25	107,143	447	0.84
Investment securities (3):
Taxable	501,083	4,076	1.64	437,870	2,466	1.14
Tax-exempt	173,664	3,091	4.85	168,607	2,000	3.23
Federal Home Loan Bank Stock	17,677	345	3.94	16,020	545	6.86
Gross uncovered loans (4)	3,236,360	80,953	5.04	2,425,608	58,061	4.83
Gross covered loans (4)	495,323	29,385	11.96	677,586	41,967	12.49
FDIC indemnification asset	121,740	(12,224)	(20.25)	207,936	(15,056)	(14.60)
Total earning assets	4,944,344	106,469	4.39	4,426,230	90,921	4.17
Non-earning assets:
Cash and due from banks	100,634			100,743
Premises and equipment	56,222			59,093
Core deposit intangible	16,264			15,198
Other real estate owned	57,809			41,971
Loan servicing rights	78,238			52,302
FDIC receivable	6,722			15,049
Company-owned life insurance	65,731			38,510
Other non-earning assets	215,171			96,825
Allowance for loan losses	(58,027)			(60,774)
Total assets	$5,483,108			$4,785,147

Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$711,766	$440	0.12%	$552,138	$326	0.12%
Money market and savings deposits	1,374,101	986	0.14	1,229,504	1,012	0.17
Time deposits	1,268,122	2,923	0.46	1,206,362	3,206	0.54
Other brokered funds	80,240	64	0.16	65,574	72	0.22
Short-term borrowings	114,577	208	0.37	49,191	55	0.23
Long-term debt	210,722	1,201	1.15	265,422	1,538	1.17
Total interest bearing liabilities	3,759,528	5,822	0.31	3,368,191	6,209	0.37
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	951,432			717,623
FDIC clawback liability	25,433			22,387
Other liabilities	42,605			86,303
Shareholders’ equity	704,110			590,643
Total liabilities and shareholders’ equity	$5,483,108			$4,785,147
Net interest income		$100,647			$84,712
Interest spread			4.08%			3.80%
Net interest margin as a percentage of interest earning assets			4.10%			3.86%
Tax equivalent effect			0.04%			0.03%
Net interest margin on a fully tax equivalent basis			4.14%			3.89%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $1.1 million and $700 thousand on tax-exempt securities for the six months ended June 30, 2014 and 2013, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

Rate-Volume Analysis

	For the three months ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$7	$(36)	$(29)
Federal funds sold and other short-term investments	134	(103)	31
Investment securities:
Taxable	939	157	1,096
Tax-exempt	208	(75)	133
FHLB stock	53	(31)	22
Gross uncovered loans	1,934	9,567	11,501
Gross covered loans	(216)	(5,650)	(5,866)
FDIC indemnification asset	(1,992)	3,394	1,402
Total interest income	1,067	7,223	8,290

Interest-bearing liabilities
Interest-bearing demand deposits	8	49	57
Money market and savings deposits	(42)	40	(2)
Time deposits	(182)	69	(113)
Other brokered funds	(8)	(5)	(13)
Short-term borrowings	(25)	25	—
Long-term debt	52	(167)	(115)
Total interest expense	(197)	11	(186)
Change in net interest income	$1,264	$7,212	$8,476

	For the six months ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(29)	$(74)	$(103)
Federal funds sold and other short-term investments	175	(167)	8
Investment securities:
Taxable	1,215	395	1,610
Tax-exempt	1,029	62	1,091
FHLB stock	(252)	52	(200)
Gross uncovered loans	2,716	20,176	22,892
Gross covered loans	(1,705)	(10,877)	(12,582)
FDIC indemnification asset	(4,658)	7,490	2,832
Total interest income	(1,509)	17,057	15,548

Interest-bearing liabilities
Interest-bearing demand deposits	16	98	114
Money market and savings deposits	(138)	112	(26)
Time deposits	(441)	158	(283)
Other brokered funds	(22)	14	(8)
Short-term borrowings	49	104	153
Long-term debt	(25)	(312)	(337)
Total interest expense	(561)	174	(387)
Change in net interest income	$(948)	$16,883	$15,935

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

Uncovered loans

The provision for loan losses on uncovered loans was $3.2 million for the three months ended June 30, 2014, compared to $4.9 million for the three months ended June 30, 2013.  The provision for loan losses on uncovered loans was $9.6 million for the six months ended June 30, 2014, compared to $6.1 million for the six months ended June 30, 2013.  Our allowance for loan losses was $24.4 million, or 0.74% of uncovered loans at June

30, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013. The provision for loan losses on uncovered loans for both the three and six months ended June 30, 2014 reflects impairment recorded in our re-estimation of cash flows for uncovered purchased credit impaired loans along with additional provision for organic loan growth, partially offset by the impact of improvements in historical loss factors.  We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $4.3 million and $8.1 million for the three and six months ended June 30, 2014, respectively, and $1.5 million and $1.5 million for the three and six months ended June 30, 2013, respectively.  The provision for loan losses on uncovered loans at June 30, 2013 reflects provision for uncovered loans originated or acquired subsequent to our acquisition of First Place Bank on January 1, 2013. The re-estimation completed in the three and six months ended June 30, 2014 also resulted in $16.5 million and $24.5 million and in the three and six months ended June 30, 2013 also resulted in $8.8 million and $8.8 million, of improvements in gross cash flow expectations on uncovered purchased credit impaired loans, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.

Covered loans

For the three months ended June 30, 2014, we had a provision benefit for covered loan losses of $7.3 million, compared to $7.5 million of provision benefit for covered loan losses for the three months ended June 30, 2013.  The provision benefit for covered loan losses for the three months ended June 30, 2014 and 2013 primarily includes the benefit from covered loan run-off due to pay downs and recoveries, partially offset by impairment of $1.1 million and $2.6 million in the three months ended June 30, 2014 and 2013, respectively, resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The impairment recorded in the three months ended June 30, 2014 and 2013 was partially offset by increases of $1.9 million and $1.6 million, respectively, in the FDIC indemnification asset recorded in FDIC loss sharing income on our consolidated statements of income.  The re-estimations completed in the three months ended June 30, 2014 and 2013 also resulted in $8.0 million and $13.6 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

For the six months ended June 30, 2014, we had a provision benefit for covered loan losses of $9.8 million, compared to $6.4 million of provision benefit for covered loan losses for the six months ended June 30, 2013.  The provision benefit for covered loan losses for the six months ended June 30, 2014 and 2013 primarily includes the benefit from covered loan run-off due to pay downs and recoveries, partially offset by impairment of $2.4 million and $8.4 million in the six months ended June 30, 2014 and 2013, respectively, resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The impairment recorded in the six months ended June 30, 2014 and 2013 was partially offset by increases of $3.5 million and $3.6 million, respectively, in the FDIC indemnification asset recorded in FDIC loss sharing income on our consolidated statements of income.  The re-estimations completed in the six months ended June 30, 2014 and 2013 also resulted in $16.4 million and $31.7 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

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

A substantial portion of the provision or benefit for loan loss on covered loans is offset by FDIC loss sharing income. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the “Analysis of the Allowance for Loan Losses — Uncovered” and the “Analysis of the Allowance for Loan Losses — Covered” tables in this financial review.

The following tables detail the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for loan losses - covered:
Impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,066	$2,554	$2,365	$8,398
Additional benefit recorded, net of charge-offs, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(8,387)	(10,014)	(12,184)	(14,774)
Total benefit for loan losses-covered	$(7,321)	$(7,460)	$(9,819)	$(6,376)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	1,923	1,591	3,504	3,606
Expense recorded, to offset provision (benefit), for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(5,950)	(8,011)	(7,467)	(11,819)
Total loss sharing expense due to provision for loan losses-covered	(4,027)	(6,420)	(3,963)	(8,213)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(857)	963	(1,139)	4,792
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(2,437)	(2,003)	(4,717)	(2,955)
Net (increase) decrease to income before taxes	$(3,294)	$(1,040)	$(5,856)	$1,837

(1)  The results of re-estimations also included cash flow improvements related to covered loans of $8.0 million and $13.7 million for the three months ended June 30, 2014 and 2013, respectively, and $16.4 million and $32.0 million for the six months ended June 30, 2014, and 2013, respectively.  Improvements in cash flows from the re-estimation process are recognized prospectively as an adjustment to the accretable yield on the loan.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income
Deposit fee income	$3,163	$4,648	$6,437	$9,160
Mortgage banking and other loan fees	(1,025)	10,770	239	15,955
Net gain on sales of loans	5,681	16,139	8,713	32,954
Bargain purchase gain	—	—	40,157	71,702
FDIC loss sharing income	(3,434)	(2,343)	(3,547)	(2,213)
Accelerated discount on acquired loans	4,326	3,920	10,792	6,213
Net gain (loss) on sales of securities	—	69	(2,310)	100
Other income	5,185	2,858	9,590	5,790
Total noninterest income	$13,896	$36,061	$70,071	$139,661

Noninterest income decreased $22.2 million to $13.9 million for the three months ended June 30, 2014, compared to $36.1 million for the same period of 2013.  The decrease in noninterest income for the three months ended June 30, 2014, compared to 2013, was primarily due to decreases in mortgage banking and other loan fees of $11.8 million and net gain on sales of loans of $10.5 million.  The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights, which was a detriment to earnings of $4.2 million during the second quarter of 2014, compared to a benefit of $6.5 million in the second quarter of 2013.  The decrease in net gain on sales of loans in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to reduced levels of residential mortgage loans originated for sale.

Noninterest income decreased $69.6 million to $70.1 million for the six months ended June 30, 2014, from $139.7 million for the same period of 2013.  The decrease in noninterest income for the six months ended June 30, 2014, compared to 2013, was primarily due to the recognition of $40.2 million of bargain purchase gain in the six months ended June 30, 2014, compared to $71.7 million of bargain purchase gain recognized during the six months ended June 30, 2013 and decreases in net gain on sales of loans of $24.2 million and mortgage banking and other loan fees of $15.7 million.  The bargain purchase gain recognized in the first quarter of 2014 increased $3.7 million from the previously recorded level due to adjustments to the acquisition date fair value of certain assets and liabilities related to our acquisition of Talmer West Bank within the measurement period.  The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights, which was a detriment to earnings of $6.4 million for the six months ended June 30, 2014, compared to a benefit of $7.0 million for the same period in 2013.  The decrease in net gain on sales of loans in the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to reduced levels of residential mortgage loans originated for sale.

Noninterest Expenses

The following table presents noninterest expenses for the three and six month periods ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest expenses
Salary and employee benefits	$30,391	$34,110	$66,120	$87,005
Occupancy and equipment expense	7,937	6,824	17,085	13,827
Data processing fees	2,260	1,913	4,000	3,560
Professional service fees	2,814	4,425	7,104	8,312
FDIC loss sharing expense	983	722	1,507	1,418
Bank acquisition and due diligence fees	268	474	1,979	7,703
Marketing expense	1,607	654	2,698	2,191
Other employee expense	804	958	1,500	1,705
Insurance expense	803	3,280	2,652	6,212
Other expense	6,302	6,544	15,138	12,563
Total noninterest expenses	$54,169	$59,904	$119,783	$144,496

Noninterest expenses decreased $5.7 million to $54.2 million for the three months ended June 30, 2014, from $59.9 million for the same period in 2013.  Total noninterest expenses for the three months ended June 30, 2014 reflect the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $9.5 million of operating costs.  The decrease in noninterest expense for the three months ended June 30, 2014, compared to 2013, was primarily due to decreases of $3.7 million in salary and employee benefits and $2.5 million in insurance expense.  The decline in salary and employee benefits for the three months ended June 30, 2014, compared to the same period in 2013, relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.  The decrease in insurance expense is due to a combination of the benefit of new corporate insurance contracts combining First Place Bank into Talmer Bank and lower FDIC insurance expense primarily as a result of the merger of First Place Bank with and into Talmer Bank, which occurred on February 10, 2014 following First Place Bank achieving compliance with the Cease and Desist Order.

Noninterest expenses decreased $24.7 million to $119.8 million for the six months ended June 30, 2014, from $144.5 million for the same period of 2013.  Total noninterest expenses for the six months ended June 30, 2014 reflect the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $22.5 million of operating costs.  The decrease in noninterest expense for the six months ended June 30, 2014, compared to 2013, was primarily due to decreases of $20.9 million in salary and employee benefits, $5.7 million in bank acquisition and due diligence fees and $3.6 million in insurance expense.  Salary and employee benefits in the six months ended June 30, 2014 included $5.8 million of transaction related expenses including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering, while the six months ended June 30, 2013, included $11.3 million of transaction and integration related expenses, including First Place Bank acquisition related bonuses, stock options issued and the accrual of anticipated severance payments for planned reductions in the work force.  The remaining decline in salary and employee benefits for the six months ended June 30, 2014, compared to the same period in 2013, relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.

Income Taxes and Tax-Related Items

During the three months ended June 30, 2014, we recognized an income tax benefit of $4.2 million on $16.4 million of pre-tax income.  The benefit in the second quarter of 2014 was primarily driven by the elimination of a $9.7 million valuation allowance on the deferred tax assets acquired in our acquisition of First Place Bank on January 1, 2013 resulting from a conclusion reached with the assistance of legal and tax accounting experts, regarding the calculation of the annual Section 382 of the Internal Revenue Code limitation related to the ownership change of First Place Bank.  Without the benefit from the reversal of the $9.7 million valuation allowance, our tax expense would have been $5.5 million, or an effective tax rate of 33.6%, compared to an income tax expense of $7.7 million on $22.7 million of pre-tax income, an effective tax rate of 34.0% for the three months ended June 30, 2013.

During the six months ended June 30, 2014, we recognized an income tax benefit of $5.9 million on $51.1 million of pre-tax income, an effective tax rate of negative 11.5%, compared to an income tax expense of $4.7 million on $80.2 million of pre-tax income, an effective tax rate of 5.9% for the six months ended June 30, 2013.  The income tax benefit for the six months ended June 30, 2014 and the low effective tax rate for the six months ended June 30, 2013, resulted primarily from treating the $40.2 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 and the $71.7 million bargain purchase gain resulting from our acquisition of First Place Bank on January 1, 2013 as non-taxable, based on the tax structure of the acquisitions. The income tax benefit for the six months ended June 30, 2014 was also impacted by the reversal of the valuation allowance discussed previously.

Further information on income taxes is presented in Note 14, “Income Taxes,” of our consolidated financial statements.

Financial Condition

Balance Sheet

Total assets were $5.6 billion at June 30, 2014, compared to $4.5 billion at December 31, 2013.  Of the $1.1 billion increase, $908.5 million was related to the fair value of assets acquired in our acquisition of Talmer West Bank.  The increase in total assets of $151.9 million, setting aside the fair value of assets acquired in our acquisition of Talmer West Bank, was primarily due to an increase in net uncovered loans of $244.0 million, securities available-for-sale of $98.0 million, company-owned life insurance of $56.1 million and loans held for sale of $50.8 million, partially offset by decreases in cash and cash equivalents of $189.1 million, net covered loans of $63.2 million and the FDIC indemnification asset of $29.2 million.  The increase in uncovered loans reflects $315.9 million of net uncovered loan growth in Talmer Bank’s portfolio, partially offset by $71.9 million of net loan run-off in Talmer West Bank’s loan portfolio, of which $22.3 million was due to transferring portfolio loans to loans held for sale as a result of the planned sale of the Albuquerque branch. The increases in securities available-for-sale and company-owned life insurance reflect management’s plan to more fully deploy excess liquidity.  The increase in loans held for sale is primarily the result of an increase in new residential mortgage loan originations and our transfer of $22.3 million of portfolio loans to loans held for sale as a result of the Albuquerque branch sale.  The decrease in net covered loans reflects the run-off of $70.8 million in covered loans partially offset by a reduction in the allowance for covered loan losses of $7.6 million. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans and new claims filed with the FDIC for losses incurred on covered loans.

Total liabilities were $4.9 billion at June 30, 2014, compared to $3.9 billion at December 31, 2013.  The acquisition date fair value of liabilities assumed in our acquisition of Talmer West Bank increased liabilities by $861.8 million.  The $951.2 million increase in liabilities in the six months ended June 30, 2014 was primarily due to increases in total deposits of $695.7 million, short-term borrowings of $167.0 million and long-term debt of $67.4 million.  The $695.7 million increase in total deposits primarily reflects the acquisition date fair value of deposits assumed of $857.8 million related to our acquisition of Talmer West Bank, partially offset by Talmer West Bank deposit run-off during the first half of 2014.  The increases in short-term borrowings and long-term debt primarily reflect Federal Home Loan Bank advances and additional securities sold under agreements to repurchase added in the first half of 2014.

Total shareholders’ equity at June 30, 2014 was $726.1 million, an increase of $109.1 million from $617.0 million at December 31, 2013.  The increase primarily reflects our initial public offering completed in February 2014 that raised $42.0 million of capital, after deducting underwriting discounts and commissions and offering expenses and net income of $57.0 million for the six months ended June 30, 2014.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of June 30, 2014, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.3 billion, or approximately 34.9% of total loans, at June 30, 2014, of which approximately $308.3 million, or 23.5% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of June 30, 2014 and December 31, 2013. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
June 30, 2014
Uncovered loans
Residential real estate (1)(2)	$543,032	$565,220	$13,149	$38,758	$108,929	$9,659	$84,122	$1,362,869
Commercial real estate (3)(4)	572,312	242,449	69,502	87,404	38,519	100,607	20,555	1,131,348
Commercial and industrial (5)	352,257	81,278	21,864	120,349	11,269	9,770	50,303	647,090
Real estate construction	52,430	26,556	8,638	6,498	12,315	4,564	1,865	112,866
Consumer	36,787	2,328	650	107	346	1,727	89	42,034
Total uncovered loans	1,556,818	917,831	113,803	253,116	171,378	126,327	156,934	3,296,207

Covered loans
Residential real estate (1)	89,643	299	24,803	1,144	1,447	171	—	117,507
Commercial real estate (3)	194,943	—	54,569	5,845	73	—	786	256,216
Commercial and industrial (5)	28,463	93	29,044	1,858	—	—	1,039	60,497
Real estate construction	7,627	—	5,274	946	31	—	513	14,391
Consumer	10,584	56	13	5	11	—	—	10,669
Total covered loans	331,260	448	113,703	9,798	1,562	171	2,338	459,280

Total loans	$1,888,078	$918,279	$227,506	$262,914	$172,940	$126,498	$159,272	$3,755,487

(1) Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $371.1 million of uncovered loans and $82.6 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2) Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $137.6 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3) Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $342.8 million of uncovered loans and $184.2 million of covered loans.

(4) Commercial real estate loans to borrowers in the Cleveland MSA totaled $146.3 million of uncovered loans.

(5) Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $217.2 million of uncovered loans and $26.2 million of covered loans.

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

The following table details our loan portfolio by loan type for the periods presented.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered loans
Residential real estate	$1,362,869	$1,085,453
Commercial real estate
Non-owner occupied	731,743	581,651
Owner-occupied	371,406	148,545
Farmland	28,199	25,643
Total commercial real estate	1,131,348	755,839
Commercial and industrial	647,090	446,644
Real estate construction	112,866	176,226
Consumer	42,034	9,754
Total uncovered loans	3,296,207	2,473,916

Covered loans
Residential real estate	117,507	123,334
Commercial real estate
Non-owner occupied	142,846	154,951
Owner-occupied	91,829	115,435
Farmland	21,541	29,015
Total commercial real estate	256,216	299,401
Commercial and industrial	60,497	78,437
Real estate construction	14,391	17,218
Consumer	10,669	11,678
Total covered loans	459,280	530,068

Total loans	$3,755,487	$3,003,984

Total loans were $3.8 billion at June 30, 2014, an increase of $751.5 million from December 31, 2013, resulting from the acquisition of $571.7 million of loans at fair value in our acquisition of Talmer West Bank on January 1, 2014 and $250.6 million of uncovered loan growth outside of the acquisition, partially offset by $70.8 million in covered loan run-off.  The $250.6 million of uncovered loan growth is the result of $320.0 million of uncovered loan growth in Talmer Bank’s loan portfolio, partially offset by $69.4 million of loan run-off in Talmer West Bank’s loan portfolio. The loan run-off in Talmer West Bank’s loan portfolio includes $22.3 million of portfolio loans transferred to loans held for sale as a result of the planned sale of the Albuquerque branch. The total increase in uncovered loans of $822.3 million at June 30, 2014, compared to December 31, 2013, includes loans acquired in our acquisition of Talmer West Bank, represented by increases in commercial real estate loans of $375.5 million, residential real estate loans of $277.4 million, commercial and industrial loans of $200.5 million and consumer loans of $32.3 million, partially offset by a decline in real estate construction loans of $63.4 million.  The covered loan run-off for the six months ended June 30, 2014 resulted from decreases in commercial real estate loans of $43.2 million, or 14.42%, commercial and industrial loans of $18.0 million, or 22.87%, residential real estate loans of $5.8 million, or 4.72%, real estate construction loans of $2.8 million, or 16.42% and consumer loans of $1.0 million, or 8.64%.  Long term, we intend to decrease the concentration of our residential real estate and commercial real estate portfolios, as we run off acquired loans, with a goal of our overall loan portfolio to be approximately one-third commercial and industrial loans, less than one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as

Subprime, option adjustable rate or Alternative A-paper mortgage loans as of June 30, 2014.

Residential real estate loans totaled $1.5 billion at June 30, 2014, of which $1.4 billion were uncovered and $117.5 million were covered.  Of the $1.5 billion of residential real estate loans outstanding at June 30, 2014, $15.5 million (consisting of $13.7 million of uncovered loans and $1.8 million of covered loans) were on nonaccrual status.  Included in residential real estate loans are $258.2 million of home equity loans and lines of credit (consisting of $199.2 million of uncovered loans and $59.0 million of covered loans) of which $70.8 million have interest only payment terms.  These loans are generally secured by junior liens and represent the only interest only residential real estate loans that we held as of June 30, 2014.  Also included in residential real estate loans are $62.6 million of uncovered jumbo adjustable rate mortgages and $55.6 million of residential real estate loans with balloon payment terms (consisting of $47.6 million of uncovered loans and $8.0 million of covered loans) of which only $782 thousand were on nonaccrual status as of June 30, 2014.

Real estate construction loans totaled $127.3 million at June 30, 2014, of which $112.9 million were uncovered loans and $14.4 million were covered loans.  Of the $127.3 million of real estate construction loans outstanding at June 30, 2014, $1.2 million (consisting of $158 thousand of uncovered loans and $1.0 million of covered loans) were on nonaccrual status. Included in real estate construction loans are $19.4 million of loans with balloon payment terms (consisting of $17.4 million of uncovered loans and $2.0 million of covered loans), all of which were current on payments as of June 30, 2014.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2014
Uncovered loans:
Residential real estate	$80,101	$98,312	$1,184,456	$1,362,869
Commercial real estate	207,497	719,564	204,287	1,131,348
Commercial and industrial	185,312	324,430	137,348	647,090
Real estate construction	23,787	21,921	67,158	112,866
Consumer	3,178	6,493	32,363	42,034
Total uncovered loans	$499,875	$1,170,720	$1,625,612	$3,296,207

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		835,478	931,853
Floating interest rates		335,242	693,759
Total		$1,170,720	$1,625,612

Covered loans:
Residential real estate	$11,033	$47,458	$59,016	$117,507
Commercial real estate	156,916	86,293	13,007	256,216
Commercial and industrial	41,759	16,129	2,609	60,497
Real estate construction	11,695	2,072	624	14,391
Consumer	344	787	9,538	10,669
Total covered loans	$221,747	$152,739	$84,794	$459,280

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		144,359	39,654
Floating interest rates		8,380	45,140
Total		$152,739	$84,794

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2013
Uncovered loans:
Residential real estate	$23,500	$48,930	$1,013,023	$1,085,453
Commercial real estate	100,614	490,468	164,757	755,839
Commercial and industrial	155,673	201,290	89,681	446,644
Real estate construction	6,657	11,799	157,770	176,226
Consumer	2,663	4,495	2,596	9,754
Total uncovered loans	$289,107	$756,982	$1,427,827	$2,473,916

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		556,077	807,531
Floating interest rates		200,905	620,296
Total		$756,982	$1,427,827

Covered loans:
Residential real estate	$11,053	$46,271	$66,010	$123,334
Commercial real estate	158,912	122,596	17,893	299,401
Commercial and industrial	48,970	25,211	4,256	78,437
Real estate construction	12,944	3,651	623	17,218
Consumer	331	906	10,441	11,678
Total covered loans	$232,210	$198,635	$99,223	$530,068

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		186,643	47,250
Floating interest rates		11,992	51,973
Total		$198,635	$99,223

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

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$22,771	$10,598	$17,746	$10,945
Loan charge-offs:
Residential real estate	(1,381)	(1,641)	(2,817)	(2,771)
Commercial real estate	(3,586)	(357)	(4,831)	(789)
Commercial and industrial	(481)	(178)	(626)	(303)
Real estate construction	(28)	(68)	(109)	(68)
Consumer	(57)	(91)	(123)	(239)
Total loan charge-offs	(5,533)	(2,335)	(8,506)	(4,170)

Recoveries of loans previously charged-off:
Residential real estate	540	457	1,300	494
Commercial real estate	1,870	214	2,486	385
Commercial and industrial	439	13	601	55
Real estate construction	961	25	963	25
Consumer	93	79	127	141
Total loan recoveries	3,903	788	5,477	1,100
Net charge-offs	(1,630)	(1,547)	(3,029)	(3,070)
Provision for loan losses	3,219	4,923	9,643	6,099
Balance at end of period	$24,360	$13,974	$24,360	$13,974

Allowance for loan losses as a percentage of total uncovered loans at year end	0.74%	0.62%	0.74%	0.62%
Net loan charge-offs on noncovered loans as a percentage of average uncovered loans	0.20%	0.25%	0.19%	0.25%

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$38,000	$49,914	$40,381	$51,473
Loan charge-offs:
Residential real estate	(412)	(471)	(1,275)	(1,220)
Commercial real estate	(1,209)	(1,230)	(3,195)	(5,840)
Commercial and industrial	(1,500)	(871)	(2,527)	(1,706)
Real estate construction	(979)	(446)	(1,004)	(810)
Consumer	(30)	(75)	(77)	(94)
Total loan charge-offs	(4,130)	(3,093)	(8,078)	(9,670)

Recoveries of loans previously charged-off:
Residential real estate	556	468	1,108	729
Commercial real estate	4,270	4,369	5,915	7,078
Commercial and industrial	692	1,666	2,341	2,213
Real estate construction	590	317	717	684
Consumer	86	131	178	181
Total loan recoveries	6,194	6,951	10,259	10,885
Net (charge-offs) recoveries	2,064	3,858	2,181	1,215
Provision (benefit) for loan losses	(7,321)	(7,460)	(9,819)	(6,376)
Balance at end of period	$32,743	$46,312	$32,743	$46,312

Allowance for loan losses as a percentage of total covered loans at year end	7.13%	7.68%	7.13%	7.68%
Net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	-1.73%	-2.37%	-0.88%	-0.36%

Our uncovered allowance for loan losses was $24.4 million, or 0.74% of uncovered loans, at June 30, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013.  The $6.7 million increase in the uncovered allowance for loan losses during the six months ended June 30, 2014 was primarily due to allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans along with additional provision for organic loan growth, partially offset by an improvement in historical loss factors.

The covered allowance for loan losses was $32.7 million, or 7.13% of covered loans, at June 30, 2014, compared to $40.4 million, or 7.62% of total covered loans, at December 31, 2013.  The $7.7 million decrease from December 31, 2013 to June 30, 2014 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows for our covered purchased credit impaired loans.

The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses — Uncovered

	June 30, 2014
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$4,615	1.77%	51.6%	$5,135	0.47%	39.5%
Commercial real estate	4,468	2.10	42.2	3,378	0.37	32.9
Commercial and industrial	365	2.05	3.5	4,775	0.76	22.5
Real estate construction	617	5.94	2.1	781	0.76	3.7
Consumer	155	5.16	0.6	71	0.18	1.4
Total uncovered loans	$10,220	2.02%	100.0%	$14,140	0.51%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

	December 31, 2013
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$3,088	1.22%	69.9%	$4,620	0.56%	39.4%
Residential real estate	1,405	1.43	27.1	2,862	0.44	31.1
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Commercial and industrial	2	0.10	0.5	2,025	1.16	8.3
Real estate construction	115	3.96	0.8	225	3.29	0.3
Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$5,312	4.52%	25.6%	$4,696	3.81%	23.3%
Commercial real estate	21,275	8.30	55.8	26,394	8.82	56.5
Commercial and industrial	4,540	7.50	13.2	7,227	9.21	14.8
Real estate construction	1,519	10.56	3.1	1,984	11.52	3.2
Consumer	97	0.91	2.3	80	0.69	2.2
Total uncovered loans	$32,743	7.13%	100.0%	$40,381	7.62%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$1,920	$2,469
Commercial real estate	2,842	3,581
Commercial and industrial	541	415
Consumer	90	3
Total nonperforming troubled debt restructurings	5,393	6,468
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$11,708	$12,946
Commercial real estate	6,590	2,010
Commercial and industrial	2,074	2,266
Real estate construction	158	510
Consumer	76	97
Total nonaccrual loans other than nonperforming troubled debt restructurings	20,606	17,829
Total nonaccrual loans	25,999	24,297
Other real estate (1)	39,806	17,046
Total nonperforming assets	65,805	41,343

Performing troubled debt restructurings
Residential real estate	1,628	328
Commercial real estate	2,588	1,637
Commercial and industrial	995	1,367
Real estate construction	94	90
Consumer	29	30
Total performing troubled debt restructurings	5,334	3,452
Total uncovered impaired assets	$71,139	$44,795

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$305	$539

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,408	$900
Commercial real estate	4,861	6,561
Commercial and industrial	2,089	3,052
Real estate construction	595	926
Consumer	15	25
Total nonperforming troubled debt restructurings	8,968	11,464
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$426	$88
Commercial real estate	1,489	1,563
Commercial and industrial	1,751	4,149
Real estate construction	439	446
Consumer	1	6
Total nonaccrual loans other than nonperforming troubled debt restructurings	4,106	6,252
Total nonaccrual loans	13,074	17,716
Other real estate	10,926	11,571
Total nonperforming assets	24,000	29,287

Performing troubled debt restructurings
Residential real estate	2,821	2,691
Commercial real estate	16,102	14,391
Commercial and industrial	2,962	3,802
Real estate construction	109	163
Total performing troubled debt restructurings	21,994	21,047
Total covered impaired assets	$45,994	$50,334

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$49	$—

(1) Excludes closed branches and operating facilities.

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

Total nonperforming assets were $89.8 million as of June 30, 2014, compared to $70.6 million as of December 31, 2013.  The $19.2 million increase was primarily the result of $30.9 million of uncovered other real estate owned related to our acquisition of Talmer West Bank on January 1, 2014, partially offset by disposals of other real estate owned during the six months ended June 30, 2014.

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

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  As of June 30, 2014, the estimated FDIC clawback liability totaled $26.3 million, including $22.2 million and $4.1 million related to the CF Bancorp and First Banking Center acquisitions, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$119,045	$8,130	$131,861	$7,783
Accretion	(5,506)	—	(12,224)	—
Sales and write-downs of other real estate owned (covered)	(281)	(55)	(753)	(247)
Net effect of change in allowance on covered assets (1)	(6,130)	—	(8,155)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(4,434)	4,434	(8,035)	8,035
Decrease due to recoveries net of additional claimable expenses incurred (2)	—	(3,433)	—	(4,319)
Claim payments received from the FDIC	—	(1,878)	—	(4,054)
Balance at end of period	$102,694	$7,198	$102,694	$7,198

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$202,202	$15,090	$226,356	$17,999
Additions due to acquisitions
Accretion	(6,908)	—	(15,056)	—
Sales and write-downs of other real estate owned (covered)	(1,455)	809	(2,318)	1,427
Net effect of change in allowance on covered assets (1)	(14,202)	—	(20,873)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(7,681)	7,681	(16,153)	16,153
Increase (decrease) due to additional claimable expenses incurred net of recoveries (2)	—	(1,415)	—	387
Claim payments received from the FDIC	—	(4,592)	—	(18,393)
Balance at end of period	$171,956	$17,573	$171,956	$17,573

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Primarily includes expenses associated with maintaining the underlying properties and legal fees.

Securities Available-for-Sale

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
U.S. Treasury securities	$750	$—
U.S. government sponsored agency obligations	117,370	98,237
Obligations of state and political subdivisions:
Taxable	397	396
Tax exempt	200,575	182,000
Small Business Administration (SBA) Pools	36,548	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	280,775	218,922
Privately issued	10,807	4,446
Privately issued commercial mortgage backed securities	5,173	5,147
Corporate debt securities:
Senior debt	53,953	43,845
Subordinated debt	24,854	24,175
Equity securities	498	489
Total securities available-for-sale	$731,700	$620,083

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2014, total securities available-for-sale were $731.7 million, or 13.05% of total assets, compared to $620.1 million, or 13.64% of total assets, at December 31, 2013.  Of the $111.6 million increase from December 31, 2013 to June 30, 2014, $13.6 million was related to the fair value of the investment securities portfolio acquired in our acquisition of Talmer West Bank.  The remaining increase primarily reflected increases in a diverse mix of investments including residential mortgage-backed securities, U.S. government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities which reflect management’s plan to more fully deploy excess liquidity.  Securities with amortized cost of $356.9 million and $271.3 million were pledged at June 30, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

The following tables show contractual maturities and yields for the securities available-for-sale portfolio at June 30, 2014 and December 31, 2013.

	Maturity as of June 30, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale (2):
U.S. Treasury securities	$750	0.08%	$—	—%	$—	—%	$—	—%
U.S. government sponsored agency obligations (1)	—	—	—		70,959	1.72	46,731	1.17
Obligations of state and political subdivisions:
Taxable (1)	—	—	397	6.19	—		—	—
Tax exempt (1) (3)	1,300	6.00	36,259	3.95	119,222	4.32	41,676	4.99
SBA Pools (4) (5)	—	—	1,810	0.67	34,889	0.85	—	—
Residential mortgage-backed securities (4):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	9,144	2.82	204,207	2.41	66,431	2.34	—	—
Privately issued (1)	1,202	4.00	9,596	2.95	—	—	—	—
Commercial mortgage-backed securities (4)	—	—	5,154	2.19	—	—	—	—
Corporate debt securities (6)	1,758	1.55	56,576	1.70	7,991	2.26	11,713	2.22
Total securities available-for-sale	$14,154	2.91%	$313,999	2.38%	$299,492	2.80%	$100,120	2.89%

(1) Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency CMO’s. $78.7 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 94 basis points and 205 basis points, respectively, or resulting in average yields of 2.66% and 3.22%, respectively.

(2) This table excludes a mutual fund holding in the CRA Fund.

(3) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(4) Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(5) All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current June 30, 2014 indexed coupon rates are assumed to remain constant until maturity.

(6) Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $20.7 million and $11.7 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current June 30, 2014 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale (2):
U.S. government sponsored agency obligations (1)	$—	—%	$—	—%	$62,606	1.40%	$39,991	1.09%
Obligations of state and political subdivisions:
Taxable (1)	—	—	—	—	397	6.19	—	—
Tax-exempt (1) (3)	2,823	2.78	20,500	3.54	116,682	3.63	44,345	3.59
SBA Pools (4)(5)	—	—	—	—	42,956	1.09	—	—
Residential mortgage-backed securities (5):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	7,356	3.10	134,132	2.23	82,030	2.18	—	—
Privately issued (1)	2,905	3.25	1,548	3.93	—	—	—	—
Commercial mortgage-backed securities (4)	—	—	5,181	2.19	—	—	—	—
Corporate debt securities (6)	—	—	42,635	1.52	14,158	2.29	11,640	2.24
Total securities available-for-sale	$13,084	3.06%	$203,996	2.20%	$318,829	2.42%	$95,976	2.39%

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase and origination of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheets.  As of June 30, 2014, we serviced loans with an aggregate outstanding principal balance of $7.4 billion.

Total loan servicing rights were $74.1 million as of June 30, 2014, compared to $78.6 million as of December 31, 2013.  The decrease was due to a $6.4 million change in the fair value of loan servicing rights from December 31, 2013 to June 30, 2014 and $2.6 million of reduced fair value due to loans paid off during the period, partially offset by $4.5 million of loan servicing rights added to the portfolio during the six months ended June 30, 2014.

Deposits

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing demand deposits	$958,278	$779,379
Interest-bearing demand deposits	697,031	598,281
Money market and savings deposits	1,330,036	1,215,864
Time deposits	1,187,661	927,313
Other brokered funds	123,528	80,000
Total deposits	$4,296,534	$3,600,837

Total deposits were $4.3 billion at June 30, 2014 and $3.6 billion at December 31, 2013, representing 88.02% and 91.62% of total liabilities at each period end, respectively.  The fair value of deposits acquired in our acquisition of Talmer West Bank totaled $857.8 million consisting of time deposits of $407.2 million, noninterest-bearing deposits of $175.1 million, money market and savings deposits of $166.0 million, and interest-bearing deposits of $109.5 million.  Since the acquisition of Talmer West Bank, there has been $162.1 million of net run-off in total deposits.  This decline in deposits is primarily due to $146.8 million of net time deposit run-off.  The net time deposit run-off reflects management’s efforts to reduce the level of higher cost deposits acquired in our acquisition of Talmer West Bank.  Our interest-bearing deposit costs were 27 basis points and 30 basis points for the six months ended June 30, 2014 and 2013, respectively.

On August 8, 2014, we sold our branch offices located in Wisconsin to Town Bank.  This transaction included Town Bank assuming all of our deposits in Wisconsin which totaled $354.8 million as of August 8, 2014.  We expect to replace this funding source through deposits assumed in our pending acquisition of First of Huron Corporation, the holding company for Signature Bank and through additional brokered funds.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Maturing in
3 months or less	$220,885	$103,297
3 months to 6 months	126,568	88,492
6 months to 1 year	164,710	82,517
1 year or greater	214,182	115,508
Total	$726,345	$389,814

Borrowings

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Short-term borrowings:
Securities sold under agreements to repurchase	$148,826	$36,876
FHLB advances	90,000	—
Holding company line of credit	—	35,000
Total short-term borrowings	238,826	71,876
Long-term debt:
FHLB advances (1)	198,488	130,368
Securities sold under agreements to repurchase (2)	57,263	58,079
Subordinated notes related to trust preferred securities (3)	10,656	10,590
Total long-term debt	266,407	199,037
Total short-term borrowings and long-term debt:	$505,233	$270,913

(1) The June 30, 2014 balance includes advances payable of $190.6 million and purchase accounting premiums of $7.9 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(2) The June 30, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $7.3 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3) The June 30, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million, respectively.  The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million, respectively.

Total short-term borrowings and long-term debt outstanding at June 30, 2014 was $505.2 million, an increase of $234.3 million from $270.9 million at December 31, 2013.  The increase in total borrowings during the first half of 2014 was primarily due to the net additions of $158.1 million in FHLB advances and $111.1 million in securities sold under agreements to repurchase, partially offset by the repayment of our $35.0 million Holding company line of credit.

Total debt was collateralized by $1.9 billion of commercial and mortgage loans, mortgage-backed securities and bonds at June 30, 2014, compared to $949.6 million of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2013.  See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$701,208	$588,993	$617,015	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	—	—	31
Net income	20,606	15,006	57,013	75,461
Other comprehensive income (loss)	4,648	(8,970)	10,229	(9,476)
Stock based compensation expense	274	820	454	9,090
Issuance of common shares	(611)	—	41,414	—
Balance at end of period	$726,125	$595,849	$726,125	$595,849

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

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements were met at both March 31, 2014 and June 30, 2014.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.

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

The capital ratios of Talmer West Bank at June 30, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

Our capital ratios exceeded the well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Capital Ratio
June 30, 2014
Consolidated	N/A	17.3%
Talmer Bank and Trust	10.0	17.4
Talmer West Bank (1)	N/A	16.3

Tier 1 risk-based capital
Consolidated	N/A	16.2
Talmer Bank and Trust	6.0	16.2
Talmer West Bank (1)	N/A	15.8

Tier 1 leverage ratio
Consolidated	N/A	11.7
Talmer Bank and Trust	5.0	12.1
Talmer West Bank (1)	N/A	9.9

December 31, 2013
Total risk-based capital
Consolidated	N/A	19.2
Talmer Bank and Trust	10.0	18.4
First Place Bank (2)	N/A	15.9

Tier 1 risk-based capital
Consolidated	N/A	18.3
Talmer Bank and Trust	6.0	17.1
First Place Bank (2)	N/A	15.3

Tier 1 leverage ratio
Consolidated	N/A	12.2
Talmer Bank and Trust	5.0	10.3
First Place Bank (2)	N/A	11.7

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

A cash dividend on our Class A common stock of $0.01 per share was declared on August 6, 2014.  The dividend will be paid on August 29, 2014, to our Class A common shareholders of record as of August 18, 2014.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk.  At June 30, 2014 and December 31, 2013, the allowance for off-balance sheet risk was $567 thousand and $1.0 million, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$583,064	$453,492	$1,036,556	$523,666	$216,473	$740,139
Standby letters of credit	70,758	2,938	73,696	68,452	561	69,013
Total commitments	$653,822	$456,430	$1,110,252	$592,118	$217,034	$809,152

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

We additionally enter into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”) and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  We generally take offsetting positions with dealer counterparts to mitigate the inherent risk.  The agreements with our derivative counterparties contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.  As of June 30, 2014 the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $85 thousand.

The following table reflects the amount and fair value of our derivatives.

		Fair Value
(Dollars in thousands)	Notional Amount	Gross Derivative Assets (1)	Gross Derivative Liabilities (1)
June 30, 2014
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$247,441	$(2,035)	$—
Interest rate lock commitments	97,657	2,282	—
Customer-initiated derivatives	11,834	276	81
Total derivative instruments	$356,932	$523	$81

December 31, 2013
Derivative instruments
Forward contracts related to mortgage loans to be delivered for sale	$168,746	$1,484	$—
Interest rate lock commitments	67,685	1,146	—
Total derivative instruments	$236,431	$2,630	$—

(1) Net derivative assets are included in “Other assets” and net derivative liabilities are included in “Other liabilities” on the Consolidated Balance Sheets.

Note 11, “Derivative Instruments,” to our consolidated financial statements includes additional information about these derivative contracts.

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  Our estimated liability recorded in connection with these representations and warranties was $4.0 million and $4.8 million at June 30, 2014 and December 31, 2013, respectively.  The reserve at June 30, 2014 included $2.1 million for general allowances and $1.9 million for specific claims.  The liability for specific claims includes liability for the estimated likelihood of payment of the claims while the general allowance is developed using a model to estimate the unknown liability including inputs such as the loans sold by year, the number and dollar amount of claims to-date by year, the rate of claims being rescinded and the estimate of the amount of the loss as a percent of the loan balance.  During the three months ended June 30, 2014 and 2103, we paid $190 thousand and $1.8 million, respectively, in claims and expensed $190 thousand and $549 thousand, respectively, to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties. During the six months ended June 30, 2014 and 2013, we paid $1.7 million and $2.8 million, respectively, in claims and expensed $960 thousand and $1.9 million, respectively, to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of June 30, 2014.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments	$35,628	$6,954	$10,671	$8,244	$9,759
FHLB borrowings	280,540	90,000	166,690	12,850	11,000
Securities sold under agreements to repurchase	198,826	148,826	40,000	—	10,000
Subordinated notes related to trust preferred securities	15,000	—	—	—	15,000
Total	$529,994	$245,780	$217,361	$21,094	$45,759

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

At June 30, 2014, we had liquidity on hand of $776.7 million, compared to $694.5 million at December 31, 2013.  Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of June 30, 2014, we had $288.5 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2014 to 2027.  We also maintain relationships with correspondent banks which could provide funds on short notice, if needed.  In addition, because Talmer Bank is “well capitalized,” it can accept wholesale deposits up to approximately $1.4 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of June 30, 2014.

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

The estimated impact on our net interest income as of June 30, 2014 and December 31, 2013, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for June 30, 2014 reflect the addition of Talmer West Bank.

	June 30, 2014		December 31, 2013
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	0.2%	3.1%	4.7%	24.4%
+300 basis points	0.3	3.0	3.3	18.3
+200 basis points	0.1	2.1	2.1	12.3
+100 basis points	(0.0)	1.1	0.8	6.2
-100 basis points	(3.9)	(5.2)	(3.3)	(5.5)
-200 basis points	(8.3)	(10.9)	(7.2)	(10.5)
-300 basis points	(10.3)	(13.1)	(8.6)	(12.2)
-400 basis points	(11.0)	(13.9)	(9.2)	(12.8)

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

The table below presents the change in our economic value of equity as of June 30, 2014 and December 31, 2013 assuming immediate parallel shifts in interest rates. The table below presents the change in our economic value of equity as of June 30, 2014 and December 31, 2013 assuming immediate parallel shifts in interest rates.  Simulation results for June 30, 2014 reflect the addition of Talmer West Bank in addition to a model adjustment based upon our own historical model which resulted in longer lives of our non-core deposits.

	June 30, 2014	December 31, 2013
+400 basis points	(19.6)%	(33.8)%
+300 basis points	(10.9)	(24.2)
+200 basis points	(5.5)	(14.7)
+100 basis points	(2.1)	(6.4)
-100 basis points	(1.2)	2.6
-200 basis points	(1.4)	7.1
-300 basis points	0.0	9.3
-400 basis points	0.4	9.4

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2014, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Talmer Bancorp, Inc. Annual Incentive Plan (filed as Appendix A and incorporated by reference to Talmer Bancorp, Inc.’s Definitive Proxy Statement filed on Schedule 14A with the SEC on April 28, 2014)

10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2014)

10.3	Form of Director Restricted Stock Agreement

10.4	Talmer Bancorp, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2014)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidate Financial Statements.(1)

(1)        Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

August 14, 2014	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)