Form 10-Q
period 2014-09-30
TALMER BANCORP, INC.
filed 2014-11-14
CIK 1360683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of November 12, 2014 was 70,503,920.

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

PART I

Item 1.  Financial Statements.

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2014	2013

Assets
Cash and due from banks	$91,214	$97,167
Interest-bearing deposits with other banks	121,952	206,160
Federal funds sold and other short-term investments	85,500	72,029
Total cash and cash equivalents	298,666	375,356
Securities available-for-sale	734,489	620,083
Federal Home Loan Bank stock	17,426	16,303
Loans held for sale	122,599	85,252
Loans:
Residential real estate (includes $17.9 million and $16.3 million respectively, measured at fair value) (1)	1,430,939	1,085,453
Commercial real estate	1,213,361	755,839
Commercial and industrial	790,867	446,644
Real estate construction (includes $1.4 million measured at fair value at December 31, 2013) (1)	102,920	176,226
Consumer	93,246	9,754
Total loans, excluding covered loans	3,631,333	2,473,916
Less: Allowance for loan losses - uncovered	(29,892)	(17,746)
Net loans - excluding covered loans	3,601,441	2,456,170
Covered loans	403,792	530,068
Less: Allowance for loan losses - covered	(25,768)	(40,381)
Net loans - covered	378,024	489,687
Net total loans	3,979,465	2,945,857
Premises and equipment	49,462	51,001
FDIC indemnification asset	82,441	131,861
Other real estate owned	44,940	29,955
Loan servicing rights	74,380	78,603
Core deposit intangible	13,696	13,205
FDIC receivable	12,873	7,783
Company-owned life insurance	96,605	39,500
Income tax benefit	181,318	126,200
Other assets	35,810	26,402
Total assets	$5,744,170	$4,547,361
Liabilities
Deposits:
Noninterest-bearing demand deposits	$908,343	$779,379
Interest-bearing demand deposits	673,336	598,281
Money market and savings deposits	1,173,697	1,215,864
Time deposits	1,256,981	927,313
Other brokered funds	473,240	80,000
Total deposits	4,485,597	3,600,837
FDIC clawback liability	25,723	24,887
FDIC warrants payable	4,563	4,118
Short-term borrowings	150,573	71,876
Long-term debt	285,009	199,037
Other liabilities	46,053	29,591
Total liabilities	4,997,518	3,930,346
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 9/30/2014 and 12/31/2013
Issued and outstanding - 0 shares at 9/30/2014 and 12/31/2013	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 9/30/2014 and 12/31/2013
Issued and outstanding - 70,503,920 shares at 9/30/2014 and 66,234,397 shares at 12/31/2013	70,504	66,234
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 9/30/2014 and 12/31/2013
Issued and outstanding - 0 shares at 9/30/2014 and 12/31/2013	—	—
Additional paid-in-capital	404,068	366,428
Retained earnings	269,993	192,349
Accumulated other comprehensive income (loss), net of tax	2,087	(7,996)
Total shareholders’ equity	746,652	617,015
Total liabilities and shareholders’ equity	$5,744,170	$4,547,361

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

Talmer Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest income
Interest and fees on loans	$58,108	$49,475	$168,446	$149,503
Interest on investments
Taxable	2,345	1,751	6,421	4,217
Tax-exempt	1,341	1,132	4,432	3,132
Total interest on securities	3,686	2,883	10,853	7,349
Interest on interest earning cash balances	158	97	546	588
Interest on federal funds and other short term investments	186	279	641	726
Dividends on FHLB stock	120	167	465	712
FDIC indemnification asset	(6,663)	(6,032)	(18,887)	(21,088)
Total interest income	55,595	46,869	162,064	137,790
Interest Expense
Interest-bearing demand deposits	190	174	630	500
Money market and savings deposits	487	447	1,473	1,459
Time deposits	1,611	1,408	4,534	4,614
Other brokered funds	288	38	352	110
Interest on short-term borrowings	122	26	330	81
Interest on long-term debt	701	775	1,902	2,313
Total interest expense	3,399	2,868	9,221	9,077
Net interest income	52,196	44,001	152,843	128,713
Provision for loan losses - uncovered	7,784	2,852	17,427	8,951
Benefit for loan losses - covered	(6,275)	(727)	(16,094)	(7,103)
Net interest income after provision for loan losses	50,687	41,876	151,510	126,865

Noninterest income
Deposit fee income	3,022	3,547	9,459	12,707
Mortgage banking and other loan fees	2,065	7,173	2,040	23,187
Net gain on sales of loans	4,083	4,835	12,796	37,789
Net gain on sale of branches	14,410	—	14,410	—
Bargain purchase gain	—	—	41,977	71,702
FDIC loss sharing income	(2,420)	(4,846)	(5,967)	(7,059)
Accelerated discount on acquired loans	3,663	4,345	14,455	10,558
Net gain (loss) on sales of securities	244	—	(2,066)	100
Other income	4,928	2,930	14,518	8,597
Total noninterest income	29,995	17,984	101,622	157,581

Noninterest expenses
Salary and employee benefits	29,752	29,766	95,872	116,772
Occupancy and equipment expense	8,047	6,582	25,132	20,409
Data processing fees	1,610	3,539	5,610	7,099
Professional service fees	2,985	4,418	9,825	12,666
FDIC loss sharing expense	245	106	1,752	1,524
Bank acquisition and due diligence fees	239	171	2,218	7,874
Marketing expense	1,005	634	3,703	2,825
Other employee expense	663	943	2,163	2,648
Insurance expense	1,364	1,911	4,016	8,123
Other expense	5,353	5,303	20,491	17,865
Total noninterest expenses	51,263	53,373	170,782	197,805
Income before income taxes	29,419	6,487	82,350	86,641
Income tax provision (benefit)	9,904	(4,057)	4,002	636
Net income	$19,515	$10,544	$78,348	$86,005

Earnings per common share:
Basic	$0.28	$0.16	$1.13	$1.30
Diluted	$0.26	$0.15	$1.04	$1.23
Average common shares outstanding - basic	70,092	66,229	69,414	66,229
Average common shares outstanding - diluted	75,752	69,853	74,948	69,792

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$19,515	$10,544	$78,348	$86,005
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	20	297	13,447	(14,181)
Reclassification adjustment for (gains) losses on realized income (1)	(244)	—	2,066	(100)
Net unrealized gains (losses) on securities available-for-sale	(224)	297	15,513	(14,281)
Tax effect	78	(104)	(5,430)	4,998
Other comprehensive income (loss), net of tax	(146)	193	10,083	(9,283)
Total comprehensive income, net of tax	$19,369	$10,737	$88,431	$76,722

(1) Amounts are included in “Net gain (loss) on sales of securities” in the Consolidated Statements of Income within total noninterest income.  Income tax expense (benefit) associated with the reclassification adjustments for the three months ended September 30, 2014 and 2013 was $85 thousand and $0, respectively, and for the nine months ended September 30, 2014 and 2013 was ($723) thousand and $35 thousand, respectively, and are included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	—	—	31	—	31
Net income	—	—	—	86,005	—	86,005
Other comprehensive loss	—	—	—	—	(9,283)	(9,283)
Stock based compensation expense	—	—	9,335	—	—	9,335
Balance at September 30, 2013	66,229	$66,229	$366,171	$179,796	$(5,365)	$606,831
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	78,348	—	78,348
Other comprehensive income	—	—	—	—	10,083	10,083
Stock-based compensation expense	—	—	798	—	—	798
Issuance of common shares	3,892	3,892	37,220	—	—	41,112
Restricted stock awards	378	378	(378)	—	—	—
Cash dividends paid on common stock ($0.01 per share)	—	—	—	(704)	—	(704)
Balance at September 30, 2014	70,504	$70,504	$404,068	$269,993	$2,087	$746,652

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$78,348	$86,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,781	6,365
Amortization of core deposit intangibles	2,140	2,019
Stock-based compensation expense	798	9,335
Provisions for loan losses	1,333	1,848
Originations of loans held for sale	(760,802)	(2,093,887)
Proceeds from sales of loans	692,560	2,150,541
Net gain from sales of loans	(12,796)	(37,789)
Net gain on sale of branches	(14,410)	—
Net (gain)/loss on sales of securities	2,066	(100)
Gain on acquisition	(41,977)	(71,702)
Valuation writedowns on other real estate	4,466	5,722
Valuation change in Company-owned life insurance	(1,886)	(991)
Valuation change in loan servicing rights	11,036	(3,997)
Net additions to loan servicing rights	(6,046)	(20,130)
Net decrease in FDIC indemnification asset and receivable	44,330	82,500
Net gain on sales of other real estate owned	(6,660)	(3,097)
Net (increase)/decrease in accrued interest receivable and other assets	(15,980)	6,667
Net increase in accrued expenses and other liabilities	13,222	2,992
Net securities premium amortization	3,846	5,905
Deferred income tax expense	19,193	4,088
Change in valuation allowance of deferred income tax asset	(10,127)	(6,006)
Other, net	520	(188)
Net cash from (used in) operating activities	7,955	126,100

Cash flows from investing activities
Net increase in uncovered loans	(561,623)	(210,823)
Net decrease in covered loans	105,748	146,740
Purchases of loans	(53,556)	—
Purchases of FHLB stock	(6,300)	(490)
Purchases of securities available-for-sale	(257,534)	(405,897)
Purchases of Company-owned life insurance	(55,219)	—
Purchases of premises and equipment	(10,502)	(2,192)
Proceeds from:
Maturities and redemptions of securities available-for-sale	83,852	221,101
Redemption of FHLB stock	11,110	—
Sale of securities available-for-sale	82,496	7,500
Sale of loans	73,437	—
Sale of other real estate owned	36,965	26,385
Sale of premises and equipment	10,673	667
Sale of deposits	(389,476)	—
Net cash provided from acquisition	209,831	394,805
Net cash from (used in) investing activities	(720,098)	177,796

Cash flows from financing activities
Net increase (decrease) in deposits	430,394	(188,770)
Net increase in short-term borrowings	113,679	99,735
Issuances of long-term FHLB advances	110,000	30,000
Repayments of long-term FHLB advances	(22,902)	(113,979)
Repayments on long-term sweep repurchase agreements	(1,226)	(1,219)
Repayments of senior unsecured line of credit	(35,000)	—
Other changes in long-term debt	100	559
Proceeds from issuance of common stock	41,112	—
Cash dividends paid on common stock ($0.01 per share)	(704)	—
Net cash from (used in) financing activities	635,453	(173,674)

Net change in cash and cash equivalents	(76,690)	130,222
Beginning cash and cash equivalents	375,356	362,771
Ending cash and cash equivalents	$298,666	$492,993

Supplemental disclosure of cash flow information:
Interest paid	$9,450	$8,637
Income taxes paid	5,808	15,795
Transfer from loans to other real estate owned	18,203	16,065
Loans securitized	—	10,359
Net transfer of loans held for investment to loans held for sale	21,266	—
Transfer from premises and equipment to other bank owned property	675	3,167

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	13,619	139,764
FHLB stock	5,933	12,993
Loans held-for-sale	—	213,946
Uncovered loans	571,666	1,530,376
Premises and equipment	4,912	22,168
Loan servicing rights	767	41,967
Company-owned life insurance	—	38,172
Other real estate owned	30,878	18,448
Core deposit intangible	3,633	9,816
Other assets	62,542	128,278
Deposits	857,769	2,121,258
Short-term borrowings	18	21,892
Long-term debt	—	312,956
Other liabilities	4,017	22,925

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On July 18, 2014, Talmer West Bank sold its single branch office in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $1.6 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of related cored deposit intangible of $91 thousand and other costs associated with the transaction of approximately $170 thousand.  The benefit of $1.6 million is recorded in “Net gain on sale of branches” on the Consolidated Statements of Income.

On August 8, 2014 we sold our 10 branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation.  Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014.  Concurrent with the closing of this transaction, Town Bank will sell two of the branch locations and related deposits in Kenosha and Genoa City, Wisconsin to its affiliate, State Bank of the Lakes, a Wintrust community bank.  The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $12.8 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $248 thousand.  The benefit of $12.8 million is recorded in “Net gain on sale of branches” on the Consolidated Statements of Income.

In August of 2014, the Company entered into an agreement to acquire First of Huron Corporation, the holding company for Signature Bank headquartered in Bad Axe, Michigan, for aggregate cash consideration of $13.4 million.  Signature Bank had total assets of $233.5 million as of September 30, 2014, including $172.9 million of net total loans.  The Company will acquire and simultaneously retire certain outstanding subordinated debentures of First of Huron Corporation and assume its trust preferred securities.  The closing of the transaction is pending regulatory approval and customary closing conditions, including the approval by the shareholders of First of Huron Corporation.  The transaction is expected to close in the first quarter of 2015.

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

Deferred Compensation Plan

As of June 26, 2014 the Company maintains a deferred compensation plan to certain key employees and members of the Board of Directors which allows participants to defer a portion of their compensation.  Participants have the ability to begin deferrals into the Deferred Compensation Plan beginning July 1, 2014.  While the Company maintains ownership of the deferred compensation asset, the participants are able to direct the investment of the assets into a pre-determined selection of investment options.  Company stock is not an investment option for the participants.  The assets are recorded at fair value in other assets on the Consolidated Balance Sheets.  A liability is established, in other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants.  Any increase or decrease in the fair value of the deferred compensation plan assets is recorded in “Other noninterest income” on the Consolidated Statements of Income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Income.

Recently Adopted and Issued Accounting Standards

In January of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure” (“ASU 2014-04”), which clarifies the time at which a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan.  The creditor is considered to have physical possession when legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed.  Consequently it should reclassify the loan to other real estate owned at that time.  ASU 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, as such, the Company will adopt ASU 2014-04 as of January 1, 2015.  Under the provisions, the Company will have the option to adopt the amendments in the ASU using either a modified retrospective transition method or a prospective transition method.  The Company is currently evaluating the provisions of ASU 2014-04.

In April of 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results and will permit companies to have continuing cash flows and significant continuing involvement with the disposed component.  ASU 2014-08 is effective for disposals (or classifications as held for sale) and acquired businesses or nonprofit activities that  are classified as held for sale upon acquisition that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  As such, the Company will evaluate the provisions of ASU 2014-08 as it relates to any potential disposals or acquisitions beginning on or after January 1, 2015.

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures.  ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016.  As such, the Company will adopt ASU 2014-09 as of January 1, 2017.  Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.

In June of 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which amends Accounting Standards Codification (“ASC”) 860 to require entities to account for repurchase-to-maturity transactions as secured borrowings, eliminate accounting guidance on linked repurchase financing transactions and expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The disclosure requirements related to transactions accounted for as a sale and all of the accounting guidance within ASU 2014-11are effective for public companies for interim and annual periods beginning after December 15, 2014, and require the new guidance to be applied by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The disclosure requirements related to repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings within ASU 2014-11 are effective for public companies for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015.  As such, the Company will adopt the accounting guidance under ASU 2014-11 as of January 1, 2015.  The Company is currently evaluating the provisions of ASU 2014-11.

In August of 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” (“ASU 2014-14”), which addresses foreclosed mortgage loans that are fully or partially guaranteed under government programs to reduce diversity in practice of classification.  The update requires that upon foreclosure, a mortgage loan be derecognized and a separate other receivable be recognized if the loan has an inseparable guarantee before foreclosure, if the creditor has the intent to transfer the property to the guarantor and make a claim on the guarantee to recover under the claim, and if at foreclosure the claim determined is fixed, on the basis of fair value.  ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  As such, the Company will adopt the accounting guidance under ASU 2014-14 as of January 1, 2015.  Under the provision, the Company will have the option to adopt the guidance using either a prospective transition method or a modified retrospective transition method.  The Company is currently evaluating the provisions of ASU 2014-14.

In August of 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires entity management to perform interim and annual assessments of their ability to continue as a going concern within one year after the date that the financial statements are issued and requires disclosure if substantial doubt is raised.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The disclosure requirements in ASU 2014-15 closely align with those under current auditing literature.  Should substantial doubt be raised but alleviated as a result of management’s plans, the entity should disclose a statement that addresses the principal condition, management’s evaluation, and management’s plan which relieved such doubt.  If the substantial doubt is raised but not alleviated, the entity should disclose the principal condition, management’s evaluation, and management’s plan that are intended to mitigate such conditions.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, with early application permitted.  The Company has elected to adopt the provisions of ASU 2014-15 effective for the interim period ending September 30, 2014.  The adoption had no effect on the Company’s financial condition and results of operation or disclosures.

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

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  The Company contributed $99.5 million of additional capital during the three months ended March 31, 2014 to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014.  For the three months ended September 30, 2014, the Company did not incur any acquisition expenses related to Talmer West Bank.  The Company incurred $1.8 million of acquisition related expenses during the nine months ended September 30, 2014, related to the acquisition of Talmer West Bank, included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Twelve of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the consolidated balance sheets at estimated fair value as of the acquisition date.  The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed.  While the Company believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments are, and if necessary, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired and changes in the determination on whether such loans are considered purchased credit impaired; (2) changes in the estimated fair value of certain  premises and equipment acquired; (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be built in losses and (4) a change in the bargain purchase gain caused by the net effect of these adjustments.

(Dollars in thousands)
Consideration paid:
Cash	$6,500

Fair value of identifiable assets acquired:
Cash and cash equivalents	216,331
Investment securities	13,619
Federal Home Loan Bank stock	5,933
Loans	571,666
Premises and equipment	4,912
Loan servicing rights	767
Other real estate owned	30,878
Core deposit intangible	3,633
Other assets	62,542
Total identifiable assets acquired	910,281

Fair value of liabilities assumed:
Deposits	857,769
Other liabilities	4,035
Total liabilities assumed	861,804

Fair value of net identifiable assets acquired	48,477
Bargain purchase gain resulting from acquisition	$41,977

The estimated fair values presented in the above table reflect additional information that the Company obtained following the acquisition of Talmer West Bank, which resulted in changes to certain fair value estimates made as of the acquisition date within the measurement period.  Material adjustments to the acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported amounts changed.  The estimated fair value of the deferred tax assets included within “other assets”   and presented above, increased $1.8 million resulting in a net increase to the bargain purchase gain resulting from acquisition of $1.8 million to $42.0 million, which is recognized in the Consolidated Statement of Income for the nine months ended September 30, 2014.  The increase in the fair value of the deferred tax asset resulted from the finalization of the 2013 tax returns in the third quarter of 2014 when it was discovered that the consolidated net operating losses as of December 31, 2013 for Capital Bancorp, Ltd. were larger than expected by $10.8 million.  This change was primarily due to information that was provided by the FDIC related to seized banks that were part of the consolidated tax return of which Michigan Commerce Bank was a member.  Because these seized banks had larger than expected net operating losses, they received a larger allocation of cancellation of debt income that reduced the allocation of cancellation of debt income to Michigan Commerce Bank, which is now Talmer West Bank.  The resulting net operating losses attributable to Michigan Commerce Bank at acquisition increased by $5.2 million compared to previous estimates.  This adjustment increased the estimated fair value of the deferred tax asset by $1.8 million as of January 1, 2014, compared to previously reported levels.

The Talmer West Bank acquisition resulted in a pre-tax bargain purchase gain of $42.0 million as the estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed and consideration paid.  The gain was included within “Bargain purchase gain” in the Consolidated Statements of Income.

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

	For the three months ended September 30,
(Dollars in thousands)	2014 (1)	2013
Net Interest and other income	$82,191	$71,588
Net Income	19,515	10,719
Earnings per common share:
Basic	$0.28	$0.16
Diluted	0.26	0.15

(1) As the business combination was effective January 1, 2014, there were no proforma adjustments for the three months ended September 30, 2014.

	For the nine months ended September 30,
(Dollars in thousands)	2014 (1)	2013
Net Interest and other income	$254,465	$319,968
Net Income	78,348	95,168
Earnings per common share:
Basic	$1.13	$1.44
Diluted	1.04	1.36

(1) As the business combination was effective January 1, 2014, there were no proforma adjustments for the nine months ended September 30, 2014.

On January 1, 2013, the Company purchased substantially all of the assets of First Place Financial Corp. (FPFC) including all of the issued and outstanding shares of common stock of First Place Bank, a wholly-owned subsidiary of FPFC, headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million.  Under the provisions of the asset purchase agreement, the Company assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired.  Following the acquisition, the Company contributed $179.0 million of additional capital in order to recapitalize First Place Bank with commitments to contribute additional capital if needed.  The Company incurred $171 thousand and $7.9 million of acquisition related expenses during the three and nine months ended September 30, 2013 primarily related to the acquisition of First Place Bank included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  First Place Bank was consolidated with and into Talmer Bank and Trust on February 10, 2014.

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

Securities classified as Level 3, including an obligation of a political subdivision and a trust preferred security (included within “Corporate debt securities”) as of September 30, 2014, represent securities in less liquid markets requiring significant management assumptions when determining fair value. The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The Troubled Asset Relief Program preferred securities and the trust preferred security fair values are compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation is determined using a discounted cash flow model prepared internally which includes a significant unobservable input related to the credit assumption of the security.  Since the purchase of this security, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  Impaired premises and equipment at September 30, 2014 and December 31, 2013 were recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 2.

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

Other real estate owned: Other real estate owned represents property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem covered loans, or by closing of branches or operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management’s estimate of the value, using a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property.  Adjustments are typically significant and result in a Level 3 classification.

Loan servicing rights: Loan servicing rights are accounted for under the fair value measurement method.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Changes in fair value of loan servicing rights are recorded in “Mortgage banking and other loan fees”.  Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3.  Refer to Note 10, “Loan Servicing Rights”, for assumptions included in the valuation of loan servicing rights.

FDIC receivable: The FDIC receivable represents claims submitted to the Federal Deposit Insurance Corporation (“FDIC”) for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC receivable as Level 2.

Company-owned life insurance and deferred compensation plan liabilities: The Company holds life insurance policies on certain officers, both for investment purposes and for the Company’s deferred compensation plan. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Company classifies the estimated fair value of Company-owned life insurance as Level 2.  Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.  Deferred compensation plan liabilities are recorded with “other liabilities” and are classified by the Company as Level 2.

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

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at September 30, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its over-the-counter derivative valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$105,690	$—	$105,690	$—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	220,530	—	220,530	—
Small Business Administration (“SBA”) Pools	35,332	—	35,332	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	299,605	—	299,605	—
Privately issued	9,959	—	9,959	—
Privately issued commercial mortgage-backed securities	5,135	—	5,135	—
Corporate debt securities	57,841	—	57,406	435
Total securities available-for-sale	734,489	—	733,657	832
Loans measured at fair value:
Residential real estate	17,881	—	—	17,881
Loans held for sale	122,599	—	122,599	—
Loan servicing rights	74,380	—	—	74,380
Derivative assets	1,798	—	1,798	—
Total assets at fair value	$951,147	$—	$858,054	$93,093
Derivative liabilities	361	—	361	—
Total liabilities at fair value	$361	$—	$361	$—

December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,237	$—	$98,237	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	182,000	—	182,000	—
Small Business Administration (“SBA”) Pools	42,426	—	42,426	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	218,922	—	218,922	—
Privately issued	4,446	—	4,446	—
Privately issued commercial mortgage-backed securities	5,147	—	5,147	—
Corporate debt securities	68,020	—	67,615	405
Equity securities	489	489	—	—
Total securities available-for-sale	620,083	489	618,793	801
Loans measured at fair value:
Residential real estate	16,334	—	—	16,334
Real estate construction	1,374	—	—	1,374
Loans held for sale	85,252	—	85,252	—
Loans servicing rights	78,603	—	—	78,603
Derivative assets	2,630	—	2,630	—
Total assets at fair value	$804,276	$489	$706,675	$97,112

There were no transfers between levels within the fair value hierarchy during the three and nine months ended September 30, 2014 or 2013.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended September 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$433	$18,521	$74,104
Transfers from loans held for sale	—	—	280	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	(93)	(2,022)
Recorded in OCI (pre-tax)	—	1	—	—
New originations	—	—	—	2,298
Repayments	—	—	(827)	—
Balance, end of period	$397	$435	$17,881	$74,380

	Nine months ended September 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	1,058	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	3	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	320	(11,036)
Recorded in OCI (pre-tax)	—	27	—	—
New originations	—	—	—	6,046
Repayments	—	—	(1,333)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$435	$17,881	$74,380

	Three months ended September 30, 2013
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loan servicing rights
Balance, beginning of period	$396	$14,006	$65,187
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	47
Recorded in “Mortgage banking and other loan fees”	—	—	(69)
Recorded in OCI (pre-tax)	—	(44)	—
New originations	—	—	6,633
Sales/calls	—	(835)	—
Balance, end of period	$396	$13,174	$71,751

	Nine months ended September 30, 2013
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loan servicing rights
Balance, beginning of period	$396	$15,250	$—
Transfers based on new accounting policy election	—	—	5,657	(1)
Additions due to acquisition	—	—	41,967
Gains (losses):
Recorded in earnings (realized):
Recorded in “Net gain (loss) on sale of securities”	—	69	—
Recorded in “Interest on investments”	—	47	—
Recorded in “Mortgage banking and other loan fees”	—	—	3,997
Recorded in OCI (pre-tax)	—	189	—
Purchases	—	440	—
New originations	—	—	20,130
Sales/calls	—	(2,821)	—
Balance, end of period	$396	$13,174	$71,751

(1) The balance transferred includes $31 thousand of cumulative adjustment related to the change in accounting policy referenced in Note 1 to our audited financial statements included in our 2013 Annual Report.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Aggregate fair value	$17,881	$17,708
Contractual balance	17,816	18,022
Fair market value gain (loss)	65	(314)

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of September 30, 2014 was $155 thousand and $191 thousand, respectively.  Of the aggregate fair value of loans that were 90 days or more past due as of September 30, 2014, $155 thousand were on nonaccrual status.  The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2013 was $293 thousand and $301 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2013, $252 thousand were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three and nine months ended September 30, 2014, there was $164 thousand and $423 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of September 30, 2014 or December 31, 2013.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Aggregate fair value	$122,599	$85,252
Contractual balance	117,015	82,567
Unrealized gain	5,584	2,685

The total amount of gains (losses) from changes in fair value included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Change in fair value	$(1,935)	$12,652	$2,899	$944

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,773	$—	$—	$2,773
Commercial real estate	3,220	—	—	3,220
Commercial and industrial	7,423	—	—	7,423
Consumer	15	—	—	15
Total uncovered impaired loans	13,431	—	—	13,431
Covered
Residential real estate	26	—	—	26
Commercial and industrial	867	—	—	867
Total covered impaired loans	893	—	—	893
Total impaired loans	14,324	—	—	14,324
Other real estate owned (uncovered)(2)	6,793	—	—	6,793
Other real estate owned (covered)(3)	2,062	—	—	2,062
Premises and equipment(4)	675	—	675	—
Total	$23,854	$—	$675	$23,179

December 31, 2013
Impaired loans:(1)
Uncovered
Residential real estate	$1,569	$—	$—	$1,569
Commercial and industrial	762	—	—	762
Total uncovered impaired loans	2,331	—	—	2,331
Covered
Commercial real estate	644	—	—	644
Total covered impaired loans	644	—	—	644
Total impaired loans	2,975	—	—	2,975
Other real estate owned (uncovered) (2)	2,216	—	—	2,216
Other real estate owned (covered) (3)	4,596	—	—	4,596
Premises and equipment(4)	105	—	105	—
Total	$9,892	$—	$105	$9,787

(1)         Specific reserves of $2.8 million and $1.4 million were provided to reduce the fair value of these loans at September 30, 2014 and December 31, 2013, respectively, based on the estimated fair value of the underlying collateral.  In addition, charge-offs of $633 thousand and $36 thousand reduced the fair value of these loans in for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $441 thousand for the nine months ended September 30, 2014 and 2013, respectively.

(2)         The Company charged $1.4 million and $155 thousand through other non-interest expenses during the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively, to reduce the fair value of these properties.

(3)         The Company charged $701 thousand and $2.0 million through other noninterest expenses during the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $4.3 million during the nine months ended September 30, 2014 and 2013, respectively, to reduce the fair value of these properties.  These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4)         The Company charged $185 thousand and $109 thousand through other noninterest expenses during both the three and nine months ended September 30, 2014 and 2013, respectively, to reduce the value of premises and equipment deemed impaired during the period.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2014
Financial assets:
Cash and cash equivalents	$298,666	$298,666	$91,214	$207,452	$—
Federal Home Loan Bank stock	17,426	N/A
Net loans, excluding covered loans(1)	3,601,441	3,684,609	—	—	3,684,609
Net covered loans(2)	378,024	453,652	—	—	453,652
Accrued interest receivable	12,876	12,876	—	12,876	—
FDIC indemnification asset	82,441	52,145	—	—	52,145
FDIC receivable	12,873	12,873	—	12,873	—
Company-owned life insurance	96,605	96,605	—	96,605	—

Financial liabilities:
Deposits:
Savings and demand deposits	$3,178,616	$3,178,616	$—	$3,178,616	$—
Time deposits(3)	1,306,981	1,306,427	—	1,306,427	—
Total deposits	4,485,597	4,485,043	—	4,485,043
FDIC clawback liability	25,723	25,723	—	—	25,723
Short term borrowings	150,573	150,573	—	150,573	—
Long-term debt	285,009	279,011	—	279,011	—
FDIC warrants payable	4,563	4,563	—	—	4,563
Accrued interest payable	694	694	—	694	—
Deferred compensation plan liabilities	218	218	—	218	—

(1) Included $13.4 million of impaired loans recorded at fair value on a nonrecurring basis and $17.9 million of loans recorded at fair value on a recurring basis.

(2) Included $893 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3) Includes $50.0 million of other brokered funds.

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

(2) Included $644 thousand of impaired loans recorded at fair value on a nonrecurring basis.

4.   SECURITIES

A summary of the Company’s securities available-for-sale is as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government sponsored agency obligations	$105,806	$427	$(543)	$105,690
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	217,671	3,724	(865)	220,530
SBA Pools	35,346	162	(176)	35,332
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	299,591	1,704	(1,690)	299,605
Privately issued	9,984	5	(30)	9,959
Privately issued commercial mortgage-backed securities	5,141	—	(6)	5,135
Corporate debt securities	57,342	706	(207)	57,841
Total securities available-for-sale	$731,278	$6,728	$(3,517)	$734,489

December 31, 2013
U.S. government sponsored agency obligations	$102,597	$—	$(4,360)	$98,237
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	184,351	2,102	(4,453)	182,000
SBA Pools	42,956	162	(692)	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	223,518	729	(5,325)	218,922
Privately issued	4,453	22	(29)	4,446
Privately issued commercial mortgage-backed securities	5,181	—	(34)	5,147
Corporate debt securities	68,433	237	(650)	68,020
Equity securities	500	—	(11)	489
Total securities available-for-sale	$632,385	$3,252	$(15,554)	$620,083

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Proceeds	$28,285	$—	$82,496	$7,500
Gross gains	248	—	248	124
Gross losses	(4)	—	(2,314)	(24)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$1,755	$1,755
After one year through five years	84,416	85,581
After five years through ten years	169,417	170,787
After ten years	475,690	476,366
Total securities available-for-sale	$731,278	$734,489

Securities with a carrying value of $423.1 million and $264.6 million were pledged at September 30, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
September 30, 2014
U.S. government sponsored agency obligations	$29,910	$(83)	$49,531	$(460)	$79,441	$(543)
Obligations of state and political subdivisions:
Tax-exempt	35,291	(209)	41,912	(656)	77,203	(865)
SBA Pools	1,861	(10)	18,191	(166)	20,052	(176)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	89,613	(383)	62,954	(1,307)	152,567	(1,690)
Privately issued	8,130	(30)	56	—	8,186	(30)
Privately issued commercial mortgage-backed securities	5,135	(6)	—	—	5,135	(6)
Corporate debt securities	12,879	(115)	8,964	(92)	21,843	(207)
Total securities available-for-sale	$182,819	$(836)	$181,608	$(2,681)	$364,427	$(3,517)

December 31, 2013
U.S. government sponsored agency obligations	$98,237	$(4,360)	$—	$—	$98,237	$(4,360)
Obligations of state and political subdivisions:
Tax-exempt	102,585	(4,159)	5,794	(294)	108,379	(4,453)
SBA Pools	26,498	(692)	—	—	26,498	(692)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	155,028	(4,952)	18,846	(373)	173,874	(5,325)
Privately issued	557	(1)	1,746	(28)	2,303	(29)
Privately issued commercial mortgage-backed securities	5,147	(34)	—	—	5,147	(34)
Corporate debt securities	34,487	(650)	—	—	34,487	(650)
Equity securities	489	(11)	—	—	489	(11)
Total securities available-for-sale	$423,028	$(14,859)	$26,386	$(695)	$449,414	$(15,554)

As of September 30, 2014, the Company’s security portfolio consisted of 335 securities, 121 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered.  The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At September 30, 2014, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $364.4 million with gross unrealized losses of $3.5 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

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

Loans at September 30, 2014 and December 31, 2013 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
September 30, 2014
Residential real estate	$90,763	$22,465	$113,228	$250,527	$1,180,412	$1,430,939	$1,544,167
Commercial real estate	197,194	22,302	219,496	207,006	1,006,355	1,213,361	1,432,857
Commercial and industrial	32,977	14,275	47,252	17,092	773,775	790,867	838,119
Real estate construction	12,531	1,203	13,734	8,717	94,203	102,920	116,654
Consumer	9,949	133	10,082	2,817	90,429	93,246	103,328
Total	$343,414	$60,378	$403,792	$486,159	$3,145,174	$3,631,333	$4,035,125	(1)

December 31, 2013
Residential real estate	$100,034	$23,300	$123,334	$253,528	$831,925	$1,085,453	$1,208,787
Commercial real estate	262,769	36,632	299,401	98,299	657,540	755,839	1,055,240
Commercial and industrial	51,407	27,030	78,437	5,985	440,659	446,644	525,081
Real estate construction	15,268	1,950	17,218	1,970	174,256	176,226	193,444
Consumer	11,508	170	11,678	2,907	6,847	9,754	21,432
Total	$440,986	$89,082	$530,068	$362,689	$2,111,227	$2,473,916	$3,003,984	(1)

(1) Reported net of deferred fees and costs totaling $5.4 million and $9.8 million at September 30, 2014 and December 31, 2013, respectively.

Nonperforming Assets and Past Due Loans

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions and other real estate owned obtained through foreclosure.

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

Information as to nonperforming assets was as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$15,733	$15,415
Commercial real estate	12,578	5,591
Commercial and industrial	14,474	2,681
Real estate construction	253	510
Consumer	245	100
Total nonaccrual loans	43,283	24,297
Other real estate owned (1)	32,022	17,046
Total uncovered nonperforming assets	75,305	41,343

Covered nonperforming assets
Nonaccrual loans
Residential real estate	1,737	988
Commercial real estate	5,457	8,124
Commercial and industrial	4,091	7,201
Real estate construction	1,055	1,372
Consumer	42	31
Total nonaccrual loans	12,382	17,716
Other real estate owned	11,766	11,571
Total covered nonperforming assets	24,148	29,287
Total nonperforming assets	$99,453	$70,630

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	282	539
Commercial real estate	139	—
Real estate construction	174	—
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$595	$539

(1) Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	September 30, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$3,808	$1,939	$8,400	$14,147	$1,166,265	$1,180,412	$282
Commercial real estate	3,545	3,447	9,515	16,507	989,848	1,006,355	139
Commercial and industrial	3,641	1,544	1,925	7,110	766,665	773,775	—
Real estate construction	418	—	348	766	93,437	94,203	174
Consumer	180	75	21	276	90,153	90,429	—
Total	$11,592	$7,005	$20,209	$38,806	$3,106,368	$3,145,174	$595
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$484	$565	$978	$2,027	$20,438	$22,465	$—
Commercial real estate	—	199	5,223	5,422	16,880	22,302	—
Commercial and industrial	163	114	3,494	3,771	10,504	14,275	—
Real estate construction	53	102	1,001	1,156	47	1,203	—
Consumer	3	—	30	33	100	133	—
Total	$703	$980	$10,726	$12,409	$47,969	$60,378	$—

	December 31, 2013
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,244	$1,849	$6,641	$19,734	$812,191	$831,925	$539
Commercial real estate	1,400	4,992	1,122	7,514	650,026	657,540	—
Commercial and industrial	136	25	560	721	439,938	440,659	—
Real estate construction	5,038	356	359	5,753	168,503	174,256	—
Consumer	207	38	4	249	6,598	6,847	—
Total	$18,025	$7,260	$8,686	$33,971	$2,077,256	$2,111,227	$539
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$827	$260	$224	$1,311	$21,989	$23,300	$—
Commercial real estate	324	558	5,681	6,563	30,069	36,632	—
Commercial and industrial	1,619	119	4,476	6,214	20,816	27,030	—
Real estate construction	—	—	1,365	1,365	585	1,950	—
Consumer	1	17	7	25	145	170	—
Total	$2,771	$954	$11,753	$15,478	$73,604	$89,082	$—

Impaired Loans

Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonaccrual loans	$43,283	$24,297
Performing troubled debt restructurings:
Residential real estate	1,802	328
Commercial real estate	2,961	1,637
Commercial and industrial	652	1,367
Real estate construction	92	90
Consumer	56	30
Total uncovered performing troubled debt restructurings	5,563	3,452
Total uncovered impaired loans	$48,846	$27,749

Covered
Nonaccrual loans	$12,382	$17,716
Performing troubled debt restructurings:
Residential real estate	2,860	2,691
Commercial real estate	14,915	14,391
Commercial and industrial	2,119	3,802
Real estate construction	108	163
Total covered performing troubled debt restructurings	20,002	21,047
Total covered impaired loans	$32,384	$38,763

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

As of September 30, 2014, there were $14.2 million of nonperforming TDRs and $25.6 million of performing TDRs included in impaired loans.  As of December 31, 2013, there were $17.9 million of nonperforming TDRs and $24.5 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired.

The following tables present the recorded investment of loans modified in TDRs during the three and nine months ended September 30, 2014 and 2013 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at September 30, 2014	Net charge-offs (recoveries)	Provision (benefit) for loan losses (2)
For the three months ended September 30, 2014
Uncovered
Residential real estate	$1	$166	$486	$—	8	$653	$18	$29
Commercial real estate	435	—	258	126	7	819	(18)	(18)
Commercial and industrial	—	—	35	—	2	35	—	(31)
Consumer	27	—	—	—	1	27	—	—
Total uncovered	463	166	779	126	18	1,534	—	(20)

Covered
Residential real estate	$191	$14	$—	$—	4	$205	$—	$(1)
Commercial and industrial	—	—	62	—	2	62	—	2
Total covered	191	14	62	—	6	267	—	1
Total loans	$654	$180	$841	$126	24	$1,801	$—	$(19)
For the nine months ended September 30, 2014
Uncovered
Residential real estate	$144	$384	$714	$135	23	$1,377	$65	$216
Commercial real estate	435	—	979	1,159	12	2,573	(46)	431
Commercial and industrial	36	—	93	112	12	241	—	—
Consumer	27	83	—	—	3	110	2	21
Total uncovered	642	467	1,786	1,406	50	4,301	21	668

Covered
Residential real estate	$300	$28	$262	$—	17	$590	$6	$14
Commercial real estate	—	—	643	412	3	1,055	—	70
Commercial and industrial	—	—	253	92	10	345	—	8
Total covered	300	28	1,158	504	30	1,990	6	92
Total loans	$942	$495	$2,944	$1,910	80	$6,291	$27	$760

(1) Loan forgiveness related to loans modified in TDRs for the three and nine months ended September 30, 2014 totaled $273 thousand and $677 thousand, respectively.

(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Principal Reduction	Total number of loans	Total recorded investment at September 30, 2013	Net charge-offs (1)	Provision (benefit) for loan losses (2)
For the three months ended September 30, 2013
Uncovered
Residential real estate	$—	$614	$—	$—	3	$614	$11	$44
Commercial real estate	—	—	1,631	—	1	1,631	14	—
Consumer	—	30	—	—	1	30	—	1
Total uncovered	—	644	1,631	—	5	2,275	25	45

Covered
Residential real estate	$131	$169	$—	$28	6	$328	$16	$16
Commercial real estate	160	607	—	—	3	767	—	(5)
Consumer	7	—	—	—	1	7	—	—
Total covered	298	776	—	28	10	1,102	16	11
Total loans	$298	$1,420	$1,631	$28	15	$3,377	$41	$56
For the nine months ended September 30, 2013
Uncovered
Residential real estate	$4	$1,170	$—	$—	10	$1,174	$11	$48
Commercial real estate	1,795	1,355	1,650	—	10	4,800	155	—
Commercial and industrial	—	124	—	—	7	124	—	—
Consumer	—	30	—	—	1	30	—	1
Total uncovered	1,799	2,679	1,650	—	28	6,128	166	49

Covered
Residential real estate	$905	$182	$—	$28	19	$1,115	$16	$16
Commercial real estate	232	2,489	—	—	16	2,721	937	553
Commercial and industrial	608	548	69	—	31	1,225	44	37
Real estate construction	730	7	—	—	3	737	—	—
Consumer	7	—	—	—	2	7	—	—
Total covered	2,482	3,226	69	28	71	5,805	997	606
Total loans	$4,281	$5,905	$1,719	$28	99	$11,933	$1,163	$655

(1) Loan forgiveness related to loans modified in TDRs for the was $25 thousand for both the three and nine months ended September 30, 2013.

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and nine months ended September 30, 2014 and 2013, including the recorded investment as of September 30, 2014 and 2013.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
(Dollars in thousands)	Total number of loans	Total recorded investment at period end	Charged off following a subsequent default	Total number of loans	Total recorded investment at period end	Charged off following a subsequent default
Uncovered
Residential real estate	11	$700	$8	21	$1,345	$119
Commercial real estate	6	1,739	—	8	3,013	323
Commercial and industrial	1	135	—	2	135	—
Total uncovered	18	2,574	8	31	4,493	442
Covered
Residential real estate	6	29	—	9	242	12
Commercial real estate	2	512	—	6	637	—
Commercial and industrial	3	101	4	10	235	6
Real estate construction	—	—	—	1	364	483
Total covered	11	642	4	26	1,478	501
Total loans	29	$3,216	$12	57	$5,971	$943

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
(Dollars in thousands)	Total number of loans	Total recorded investment at period end	Charged off following a subsequent default	Total number of loans	Total recorded investment at period end	Charged off following a subsequent default
Uncovered
Residential real estate	1	$119	$—	6	$398	$25
Commercial real estate	2	121	141	4	1,186	155
Commercial and industrial	—	—	—	2	439	—
Consumer	1	30	—	1	30	3
Total uncovered	4	270	141	13	2,053	183
Covered
Residential real estate	10	345	11	16	488	236
Commercial real estate	13	1,125	170	24	2,627	1,517
Commercial and industrial	21	767	317	27	1,020	678
Real estate construction	1	678	—	1	678	—
Consumer	4	19	20	5	19	21
Total covered	49	2,934	518	73	4,832	2,452
Total loans	53	$3,204	$659	86	$6,885	$2,635

At September 30, 2014, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $943 thousand.

The terms of certain other loans that were modified during the three and nine months ending September 30, 2014 and 2013 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Uncovered loans
Commercial real estate	$1,058,783	$60,705	$81,295	$12,578	$1,213,361
Commercial and industrial	755,869	9,167	11,357	14,474	790,867
Real estate construction	96,037	1,435	5,195	253	102,920
Total	$1,910,689	$71,307	$97,847	$27,305	$2,107,148

Covered loans
Commercial real estate	$122,631	$14,704	$76,704	$5,457	$219,496
Commercial and industrial	27,002	3,066	13,093	4,091	47,252
Real estate construction	7,390	843	4,446	1,055	13,734
Total	$157,023	$18,613	$94,243	$10,603	$280,482

December 31, 2013
Uncovered loans
Commercial real estate	$645,276	$43,597	$61,375	$5,591	$755,839
Commercial and industrial	423,295	10,237	10,431	2,681	446,644
Real estate construction	164,466	19	11,231	510	176,226
Total	$1,233,037	$53,853	$83,037	$8,782	$1,378,709

Covered loans
Commercial real estate	$163,167	$17,058	$111,052	$8,124	$299,401
Commercial and industrial	43,917	6,951	20,368	7,201	78,437
Real estate construction	6,193	2,803	6,850	1,372	17,218
Total	$213,277	$26,812	$138,270	$16,697	$395,056

For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans secured by a residence where the debt has been discharged but the borrower continues to make payments are considered nonperforming.

The following table presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2014
Uncovered loans
Residential real estate	$1,415,206	$15,733	$1,430,939
Consumer	93,001	245	93,246
Total	$1,508,207	$15,978	$1,524,185

Covered loans
Residential real estate	$111,491	$1,737	$113,228
Consumer	10,040	42	10,082
Total	$121,531	$1,779	$123,310

December 31, 2013
Uncovered
Residential real estate	$1,070,038	$15,415	$1,085,453
Consumer	9,654	100	9,754
Total	$1,079,692	$15,515	$1,095,207

Covered loans
Residential real estate	$122,346	$988	$123,334
Consumer	11,647	31	11,678
Total	$133,993	$1,019	$135,012

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

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
September 30, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$12,861	$4,114	$16,975	$21,148	$1,078
Commercial real estate	5,963	4,430	10,393	13,949	723
Commercial and industrial	4,021	8,870	12,891	13,642	1,436
Consumer	111	188	299	385	81
Total uncovered individually evaluated impaired loans	$22,956	$17,602	$40,558	$49,124	$3,318

Covered individually evaluated impaired loans
Residential real estate	$2,307	$2,215	$4,522	$5,768	$351
Commercial real estate	16,589	654	17,243	21,458	63
Commercial and industrial	897	883	1,780	1,948	80
Real estate construction	412	364	776	2,691	224
Consumer	12	1	13	41	1
Total covered individually evaluated impaired loans	$20,217	$4,117	$24,334	$31,906	$719

December 31, 2013
Uncovered individually evaluated impaired loans
Residential real estate	$8,143	$5,871	$14,014	$17,005	$1,923
Commercial real estate	4,588	—	4,588	4,423	—
Commercial and industrial	1,817	1,065	2,882	3,548	284
Real estate construction	359	—	359	359	—
Consumer	3	30	33	33	1
Total uncovered individually evaluated impaired loans	$14,910	$6,966	$21,876	$25,368	$2,208

Covered individually evaluated impaired loans
Residential real estate	$1,141	$1,537	$2,678	$3,389	$360
Commercial real estate	17,138	924	18,062	21,814	230
Commercial and industrial	3,704	1,417	5,121	5,503	937
Real estate construction	1,138	—	1,138	2,672	—
Consumer	6	19	25	45	2
Total covered individually evaluated impaired loans	$23,127	$3,897	$27,024	$33,423	$1,529

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Uncovered individually evaluated impaired loans
Residential real estate	$17,257	$177	$17,387	$505
Commercial real estate	10,365	74	11,324	586
Commercial and industrial	13,130	124	13,452	497
Consumer	308	7	288	14
Total uncovered individually evaluated impaired loans	$41,060	$382	$42,451	$1,602

Covered individually evaluated impaired loans
Residential real estate	$4,537	$69	$4,573	$206
Commercial real estate	17,344	294	17,488	806
Commercial and industrial	1,789	18	1,795	51
Real estate construction	767	11	965	52
Consumer	14	1	19	3
Total covered individually evaluated impaired loans	$24,451	$393	$24,840	$1,118

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$4,970	$—	$4,760	$—
Commercial real estate	7,545	147	7,713	148
Commercial and industrial	1,280	19	1,387	68
Real estate construction	1,221	—	1,125	—
Total uncovered individually evaluated impaired loans	$15,016	$166	$14,985	$216

Covered individually evaluated impaired loans
Residential real estate	$891	$15	$893	$40
Commercial real estate	18,814	1,222	19,394	1,810
Commercial and industrial	6,330	37	6,545	153
Real estate construction	1,084	16	1,045	48
Consumer	18	1	19	2
Total covered individually evaluated impaired loans	$27,137	$1,291	$27,896	$2,053

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended September 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$9,750	$7,846	$5,140	$1,398	$226	$24,360
Provision for loan losses	1,943	3,176	2,363	178	124	7,784
Gross charge-offs	(1,597)	(1,783)	(826)	(210)	(55)	(4,471)
Recoveries	800	1,017	79	—	323	2,219
Net (charge-offs) recoveries	(797)	(766)	(747)	(210)	268	(2,252)
Ending allowance for loan losses	$10,896	$10,256	6,756	$1,366	$618	$29,892

For the nine months ended September 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	5,502	9,100	4,124	(1,306)	7	17,427
Gross charge-offs	(4,414)	(6,612)	(1,452)	(319)	(179)	(12,976)
Recoveries	2,100	3,501	680	964	450	7,695
Net (charge-offs) recoveries	(2,314)	(3,111)	(772)	645	271	(5,281)
Ending allowance for loan losses	$10,896	$10,256	$6,756	$1,366	$618	$29,892

As of September 30, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,078	$723	$1,436	$—	$81	$3,318
Collectively evaluated for impairment	4,572	3,598	4,805	520	392	13,887
Accounted for under ASC 310-30	5,246	5,935	515	846	145	12,687
Allowance for loan losses - uncovered:	$10,896	$10,256	$6,756	$1,366	$618	$29,892
Balance of loans - uncovered:
Individually evaluated for impairment	$16,975	$10,393	$12,891	$—	$299	$40,558
Collectively evaluated for impairment	1,163,437	995,962	760,884	94,203	90,130	3,104,616
Accounted for under ASC 310-30	250,527	207,006	17,092	8,717	2,817	486,159
Total uncovered loans	$1,430,939	$1,213,361	$790,867	$102,920	$93,246	$3,631,333

For the three months ended September 30, 2013
Allowance for loan losses - uncovered:
Balance at beginning of peiod	$3,258	$4,771	$3,608	$1,862	$475	$13,974
Provision (benefit) for loan losses	2,904	(138)	73	152	(139)	2,852
Gross charge-offs	(2,314)	(772)	(623)	(28)	(266)	(4,003)
Recoveries	1,906	185	129	170	407	2,797
Net (charge-offs) recoveries	(408)	(587)	(494)	142	141	(1,206)
Ending allowance for loan losses	$5,754	$4,046	$3,187	$2,156	$477	$15,620

For the nine months ended September 30, 2013
Allowance for loan losses - uncovered:
Balance at beginning of period	$2,059	$4,265	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	6,380	772	(233)	1,789	243	8,951
Gross charge-offs	(5,085)	(1,561)	(926)	(96)	(505)	(8,173)
Recoveries	2,400	570	184	195	548	3,897
Net (charge-offs) recoveries	(2,685)	(991)	(742)	99	43	(4,276)
Ending allowance for loan losses	$5,754	$4,046	$3,187	$2,156	$477	$15,620

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total

As of December 31, 2013
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,923	$—	$284	$—	$1	$2,208
Collectively evaluated for impairment	2,697	2,862	2,959	2,025	224	10,767
Accounted for under ASC 310-30	3,088	1,405	161	2	115	4,771
Allowance for loan losses - uncovered:	$7,708	$4,267	$3,404	$2,027	$340	$17,746

Balance of loans - uncovered:
Individually evaluated for impairment	$14,014	$4,588	$2,882	$359	$33	$21,876
Collectively evaluated for impairment	817,911	652,952	437,777	173,897	6,814	2,089,351
Accounted for under ASC 310-30	253,528	98,299	5,985	1,970	2,907	362,689
Total uncovered loans	$1,085,453	$755,839	$446,644	$176,226	$9,754	$2,473,916

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended September 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$5,312	$21,275	$4,540	$1,519	$97	$32,743
Provision (benefit) for loan losses	(1,412)	(3,191)	(1,132)	(500)	(40)	(6,275)
Gross charge-offs	(371)	(3,106)	(565)	(219)	(71)	(4,332)
Recoveries	558	1,585	1,067	352	70	3,632
Net (charge-offs) recoveries	187	(1,521)	502	133	(1)	(700)
Ending allowance for loan losses	$4,087	$16,563	$3,910	$1,152	$56	$25,768

For the nine months ended September 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Provision (benefit) for loan losses	(629)	(11,030)	(3,633)	(678)	(124)	(16,094)
Gross charge-offs	(1,646)	(6,301)	(3,092)	(1,223)	(148)	(12,410)
Recoveries	1,666	7,500	3,408	1,069	248	13,891
Net (charge-offs) recoveries	20	1,199	316	(154)	100	1,481
Ending allowance for loan losses	$4,087	$16,563	$3,910	$1,152	$56	$25,768

As of September 30, 2014
Allowance for loan losses- covered:
Individually evaluated for impairment	$351	$63	$80	$224	$1	$719
Collectively evaluated for impairment	133	158	517	14	1	823
Accounted for under ASC 310-30	3,603	16,342	3,313	914	54	24,226
Allowance for loan losses	$4,087	$16,563	$3,910	$1,152	$56	$25,768

Balance of covered loans:
Individually evaluated for impairment	$4,522	$17,243	$1,780	$776	$13	$24,334
Collectively evaluated for impairment	17,943	5,059	12,495	427	120	36,044
Accounted for under ASC 310-30	90,763	197,194	32,977	12,531	9,949	343,414
Total covered loans	$113,228	$219,496	$47,252	$13,734	$10,082	$403,792

For the three months ended September 30, 2013
Allowance for loan losses - covered:
Balance at beginning of period	$4,951	$27,387	$10,512	$3,359	$103	$46,312
Provision (benefit) for loan losses	274	(204)	(268)	(492)	(37)	(727)
Gross charge-offs	(963)	(2,451)	(2,112)	(803)	(85)	(6,414)
Recoveries	373	1,804	569	543	113	3,402
Net (charge-offs) recoveries	(590)	(647)	(1,543)	(260)	28	(3,012)
Ending allowance for loan losses	$4,635	$26,536	$8,701	$2,607	$94	$42,573

For the nine months ended September 30, 2013
Allowance for loan losses - covered:
Balance at beginning of period	$5,716	$30,150	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	—	(4,205)	(1,178)	(1,516)	(204)	(7,103)
Gross charge-offs	(2,183)	(8,291)	(3,818)	(1,613)	(179)	(16,084)
Recoveries	1,102	8,882	2,782	1,227	294	14,287
Net (charge-offs) recoveries	(1,081)	591	(1,036)	(386)	115	(1,797)
Ending allowance for loan losses	$4,635	$26,536	$8,701	$2,607	$94	$42,573

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2013
Allowance for loan losses- covered:
Individually evaluated for impairment	$360	$230	$937	$—	$2	$1,529
Collectively evaluated for impairment	192	3,010	471	108	1	3,782
Accounted for under ASC 310-30	4,144	23,154	5,819	1,876	77	35,070
Allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

Balance of covered loans:
Individually evaluated for impairment	$2,678	$18,062	$5,121	$1,138	$25	$27,024
Collectively evaluated for impairment	20,622	18,570	21,909	812	145	62,058
Accounted for under ASC 310-30	100,034	262,769	51,407	15,268	11,508	440,986
Total covered loans	$123,334	$299,401	$78,437	$17,218	$11,678	$530,068

7.  ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred.  The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  The estimated FDIC clawback liability totaled $25.7 million ($21.5 million related to the CF Bancorp acquisition and $4.2 million related to the First Banking Center acquisition) at September 30, 2014 compared to $24.9 million ($21.0 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at December 31, 2013.  No clawback liability was recorded in relation to Peoples State Bank as of both September 30, 2014 and December 31, 2013.

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

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$305,592	$325,724	$302,287	$216,970
Additions due to acquisitions	—	—	32,764	158,221
Discount accretion	(22,417)	(24,023)	(68,249)	(75,582)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	32,004	24,407	72,911	64,856
Other activity, net (1)	(14,584)	(10,276)	(39,118)	(48,633)
Balance at end of period	$300,595	$315,832	$300,595	$315,832

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

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended September 30, 2014 and 2013 for both covered and uncovered purchased credit impaired loans was $32.0 million and $24.4 million, respectively.  During the nine months ended September 30, 2014 and 2013, the total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis was $72.9 million and $64.9 million, respectively.  The Company also identified declines in the cash flow expectations of certain loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Contractual cash flows	$1,397,034	$1,357,070
Non-accretable difference	(266,866)	(251,108)
Accretable yield	(300,595)	(302,287)
Loans accounted for under ASC 310-30	$829,573	$803,675

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for loan losses - covered:
Impairment (benefit) recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$(1,329)	$1,615	$1,036	$9,989
Additional benefit recorded, net of charge-offs, for covered loans	(4,946)	(2,342)	(17,130)	(17,092)
Total provision (benefit) for loan losses-covered	$(6,275)	$(727)	$(16,094)	$(7,103)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	176	875	3,680	4,481
Expense recorded, to offset provision (benefit), for covered loans	(2,978)	(1,874)	(10,445)	(13,674)
Total loss sharing expense due to provision for loan losses-covered	(2,802)	(999)	(6,765)	(9,193)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(1,505)	740	(2,644)	5,508
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,968)	(468)	(6,685)	(3,418)
Net (increase) decrease to income before taxes	$(3,473)	$272	$(9,329)	$2,090

(1)  The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the loan related to covered loans of $17.4 million and $6.8 million for the three months ended September 30, 2014 and 2013, respectively, and $33.9 million and $38.5 million for the nine months ended September 30, 2014, and 2013, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three and nine months ended September 30, 2014 and 2013.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 “Allowance for Loan Losses.”

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$102,694	$7,198	$131,861	$7,783
Accretion	(6,663)	—	(18,887)	—
Sales and write-downs of other real estate owned (covered)	(88)	233	(841)	(14)
Net effect of change in allowance on covered assets (1)	(5,484)	—	(13,639)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,018)	8,018	(16,053)	16,053
Decrease due to recoveries net of additional claimable expenses incurred (2)	—	(269)	—	(4,588)
Claim payments received from the FDIC	—	(2,307)	—	(6,361)
Balance at end of period	$82,441	$12,873	$82,441	$12,873

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$171,956	$17,573	$226,356	$17,999
Accretion	(6,032)	—	(21,088)	—
Sales and write-downs of other real estate owned (covered)	(1,070)	861	(3,388)	2,288
Net effect of change in allowance on covered assets (1)	(8,179)	—	(29,052)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,350)	8,350	(24,503)	24,503
Decrease due to additional claimable expenses incurred net of recoveries (2)	—	(2,713)	—	(2,326)
Claim payments received from the FDIC	—	(10,541)	—	(28,934)
Balance at end of period	$148,325	$13,530	$148,325	$13,530

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED

Changes in other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
Balance at January 1, 2014	$18,384	$11,571	$29,955
Additions due to acquisitions	30,878	—	30,878
Transferred to other real estate owned (1)	10,889	7,989	18,878
Disposals	(24,116)	(6,189)	(30,305)
Write-downs	(2,861)	(1,605)	(4,466)
Balance at September 30, 2014	$33,174	$11,766	$44,940

Balance at January 1, 2013	$869	$23,834	$24,703
Additions due to acquisitions	18,448	—	18,448
Transferred to other real estate owned (1)	8,598	10,634	19,232
Disposals	(9,995)	(13,293)	(23,288)
Write-downs	(1,408)	(4,314)	(5,722)
Balance at September 30, 2013	$16,512	$16,861	$33,373

(1) Includes loans transferred to other real estate owned and transfers to other real estate owned due to branch or building operation closings/consolidations.

Income and expenses related to other real estate owned were as follows:

(Dollars in thousands)	Uncovered	Covered	Total
For the three months ended September 30, 2014
Net gain on sale	$2,367	$60	$2,427
Write-downs	(1,361)	(701)	(2,062)
Net operating expenses	(778)	(60)	(838)
Total	$228	$(701)	$(473)

For the nine months ended September 30, 2014
Net gain on sale	$6,369	$291	$6,660
Write-downs	(2,861)	(1,605)	(4,466)
Net operating expenses	(2,323)	(133)	(2,456)
Total	$1,185	$(1,447)	$(262)

For the three months ended September 30, 2013
Net gain on sale	$43	$510	$553
Write-downs	(155)	(2,008)	(2,163)
Net operating (expenses) income	(200)	27	(173)
Total	$(312)	$(1,471)	$(1,783)

For the nine months ended September 30, 2013
Net gain on sale	$2,461	$636	$3,097
Write-downs	(1,408)	(4,314)	(5,722)
Net operating (expenses) income	(937)	118	(819)
Total	$116	$(3,560)	$(3,444)

Note that covered other real estate expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  CORE DEPOSIT INTANGIBLES

The Company recorded core deposit intangibles (CDIs) associated with the acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank and Talmer West Bank. CDIs

are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.56 years as of September 30, 2014. The Company had no other intangible assets as of September 30, 2014 or December 31, 2013.

The table below presents the Company’s net carrying amount of CDIs.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Gross carrying amount	$20,658	$19,331
Accumulated amortization	(6,962)	(6,126)
Net carrying amount	$13,696	$13,205

Amortization expense recognized on CDIs was $680 thousand and $663 thousand for the three months ended September 30, 2014 and 2013, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively, included as a component of “other expense” on the Consolidated Statements of Income.

In the third quarter of 2014 we sold our branch offices located in Wisconsin (acquired in our First Banking Center acquisition) and our single branch office in Albuquerque, New Mexico (acquired in our Talmer West Bank acquisition).  The branch sales included all of the deposits of the branches, resulting in the write-off of the related core deposit intangibles totaling $1.0 million.

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

	Commercial
(Dollars in thousands)	Real Estate	Agricultural	Mortgage	Total
For the three months ended September 30, 2014
Fair value, beginning of period	$837	$876	$72,391	$74,104
Additions from loans sold with servicing retained	—	2	2,296	2,298
Changes in fair value due to:
Reductions from loans paid off during the period	(57)	(83)	(1,706)	(1,846)
Changes due to valuation inputs or assumptions (1)	(18)	(24)	(134)	(176)
Fair value, end of period	$762	$771	$72,847	$74,380

For the nine months ended September 30, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	125	5,921	6,046
Changes in fair value due to:
Reductions from loans paid off during the period	(125)	(220)	(4,110)	(4,455)
Changes due to valuation inputs or assumptions (1)	(248)	(96)	(6,237)	(6,581)
Fair value, end of period	$762	$771	$72,847	$74,380
Principal balance of loans serviced	$222,262	$37,301	$7,069,937	$7,329,500

For the three months ended September 30, 2013
Fair value, beginning of period	$438	$1,099	$63,650	$65,187
Additions from loans sold with servicing retained	—	5	6,628	6,633
Changes in fair value due to:
Reductions from loans paid off during the period	(6)	(74)	(1,576)	(1,656)
Changes due to valuation inputs or assumptions (1)	(20)	15	1,592	1,587
Fair value, end of period	$412	$1,045	$70,294	$71,751

For the nine months ended September 30, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	70	20,060	20,130
Changes in fair value due to:
Reductions from loans paid off during the period	(10)	(397)	(4,167)	(4,574)
Changes due to valuation inputs or assumptions (1)	(96)	(84)	8,751	8,571
Fair value, end of period	$412	$1,045	$70,294	$71,751
Principal balance of loans serviced	$281,091	$47,824	$7,022,362	$7,351,277

(1)  Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of September 30, 2014 and December 31, 2013.

	Commercial
	Real Estate	Agricultural	Mortgage
As of September 30, 2014
Prepayment speed	6.37 - 50.00%	5.57 - 47.08%	3.77 - 44.78%
Weighted average (“WA”) discount rate	19.47%	15.00%	9.65%
WA cost to service/per year	$470	$200	$57
WA Ancillary income/per year	N/A	N/A	36
WA float range	0.56%	0.56%	1.15 - 1.83%

As of December 31, 2013
Prepayment speed	8.50-50.00%	4.98-53.16%	3.55-44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA Ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73-1.54%

The Company realized total loan servicing fee income of $3.1 million and $4.8 million, for the three months ended September 30, 2014 and 2013, respectively, and $10.4 million and $13.4 million for the nine months ended September 30, 2014 and 2013, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

The Company additionally enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies, customer-initiated derivatives, and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company generally takes offsetting positions with dealer counterparts to mitigate the inherent risk.  Income primarily results from the spread between the customer derivative and the offsetting dealer positions.

The Company has no derivatives designated as qualifying accounting hedging instruments.

The following table reflects the amount and fair value of mortgage banking and customer-initiated derivatives.  Fair values of customer-initiated derivative instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Balance Sheets.  Changes in fair value are recorded as a component of “Other noninterest income” in the Consolidated Statements of Income.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Forward contracts related to mortgage loans to be delivered for sale	$—	$—	$168,746	$1,484
Interest rate lock commitments	77,078	1,429	67,685	1,146
Customer initiated derivatives	16,387	369	—	—
Total included in “Other assets”	$93,465	$1,798	$236,431	$2,630

Included in “Other liabilities”:
Forward contracts related to mortgage loans to be delivered for sale	$167,795	$166	$—	$—
Customer initiated derivatives	13,764	195	—	—
Total included in “Other liabilities”	$181,559	$361	$—	$—

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table reflects the net gains (losses) relating to derivative instruments related to the changes in fair value.

		For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2014	2013	2014	2013
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(463)	$(3,741)	$(10,372)	$22,386
Interest rate lock commitments	Net gain on sale of loans	(853)	5,162	284	(3,672)
Customer-inititated derivatives	Other noninterest income	4	—	23	—
Total gain (loss) recognized in income		$(1,312)	$1,421	$(10,065)	$18,714

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

The allowance for credit losses on lending-related commitments included $498 thousand and $1.0 million at September 30, 2014 and December 31, 2013, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$591,410	$542,898	$1,134,308	$523,666	$216,473	$740,139
Standby letters of credit	69,169	4,037	73,206	68,452	561	69,013
Total commitments	$660,579	$546,935	$1,207,514	$592,118	$217,034	$809,152

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $65.3 million and $79.5 million at September 30, 2014 and December 31, 2013, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $33.4 million and $42.9 million, at September 30, 2014 and December 31, 2013, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of September 30, 2014 and December 31, 2013, we had recorded a liability of $275 thousand and $567 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At September 30, 2014 and December 31, 2013, our standby letters of credit totaled $73.2 million and $69.0 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  At September 30, 2014 and December 31, 2013, our liability recorded in connection with these representations and warranties totaled $4.0 million and $4.8 million, respectively.

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

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.10%-0.28% floating-rate notes	$80,573	0.21%	$36,876	0.20%
FHLB advances: 0.31% fixed-rate notes	50,000	0.31%	—	—
FHLB advances: 0.07% floating-rate	20,000	0.07%	—	—
Holding company line of credit: floating-rate based on one-month LIBOR plus 2.85%	—	—	35,000	3.17%
Total short-term borrowings	150,573	0.22%	71,876	1.64%
Long-term debt:
FHLB advances: 0.19% - 7.44% fixed-rate notes due April 2015 to 2027 (2)	217,466	1.99%	130,368	3.28%
Securities sold under agreements to repurchase: 4.11%-4.30% fixed-rate notes due 2016 to 2037 (3)	56,853	4.19%	58,079	4.19%
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45-2.85% due 2034 to 2035 (4)	10,690	2.48%	10,590	2.49%
Total long-term debt	285,009	2.45%	199,037	3.50%
Total short-term borrowings and long-term debt:	$435,582	1.68%	$270,913	3.01%

(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2) The September 30, 2014 balance includes advances payable of $210.2 million and purchase accounting premiums of $7.3 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(3) The September 30, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.9 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(4) The September 30, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.  The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended	For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2014
Securities sold under agreement to repurchase:
Average daily balance	$136,707	$97,156
Average interest rate during the period	0.14%	0.12%
Maximum month-end balance	$166,925	$166,925

FHLB advances:
Average daily balance	$82,935	$40,966
Average interest rate during the period	0.19%	0.80%
Maximum month-end balance	$70,000	$90,000

Federal funds purchased:
Average daily balance	$217	$1,568
Average interest rate during the period	0.31%	0.27%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$—

FHLB overnight repurchase agreements:
Average daily balance	$—	$2,931
Average interest rate during the period	0.00%	0.10%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$—

Holding company line of credit:
Average daily balance	$—	$7,436
Average interest rate during the period	0.00%	0.00%
Interest rate at period end	N/A (1)	N/A (1)
Maximum month-end balance	$—	$35,000

(1) Federal funds purchased, FHLB overnight repurchase agreements and the holding company line of credit did not have oustanding balances at September 30, 2014.

Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt).  At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with a carrying value of $423.1 million at September 30, 2014.

Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  At September 30, 2014, FHLB advances were collateralized by $1.7 billion of commercial and mortgage loans, with $1.1 billion in the form of a blanket lien arrangement and $541.5 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $1.0 billion at September 30, 2014.

14.  INCOME TAXES

The current and deferred components of the provision for income taxes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense (benefit)
Federal	$11,344	$4,409	$(4,680)	$3,168
State	32	40	(384)	(614)
Total current income tax expense (benefit)	11,376	4,449	(5,064)	2,554
Deferred income tax expense (benefit)
Federal	(2,215)	(2,390)	17,313	3,153
State	743	(110)	1,880	935
Total deferred income tax expense (benefit)	(1,472)	(2,500)	19,193	4,088
Change in valuation allowance	—	(6,006)	(10,127)	(6,006)
Income tax provision (benefit)	$9,904	$(4,057)	$4,002	$636

Provision for income taxes is computed by applying an estimated annual effective tax rate, based on a forecast of annual income from continuing operations, to year-to-date pre-tax income from continuing operations, and then adjusting for any additional tax effects required to be recorded discretely in the quarter to which they relate.

A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company’s provision for income taxes and effective tax rate follows.

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$10,297	35.0%	$2,270	35.0%	$28,823	35.0%	$30,324	35.0%
Effect of:
Tax exempt income	(521)	(1.8)	(405)	(6.3)	(1,723)	(2.1)	(1,284)	(1.5)
State taxes, net of federal benefit	666	2.3	(46)	(0.7)	1,135	1.4	208	0.2
Change in valuation allowance	—	—	(6,006)	(92.6)	(10,127)	(12.3)	(6,006)	(6.9)
Bargain purchase gain	—	—	—	—	(14,692)	(17.8)	(25,096)	(29.0)
Transaction costs	—	—	—	—	454	0.5	2,581	3.0
Other, net	(538)	(1.8)	130	2.1	132	0.2	(91)	(0.1)
Income tax expense (benefit)	$9,904	33.7%	$(4,057)	(62.5)%	$4,002	4.9%	$636	0.7%

The significant components of the deferred tax assets and liabilities at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$50,512	$51,527
Other real estate losses	6,797	3,702
Organizational costs	282	311
Accrued stock-based compensation	5,764	5,926
Accrued expenses	478	—
Loss and tax credit carry forwards	32,345	19,298
Other reserves	2,076	1,988
Goodwill and other intangibles	1,348	1,494
Nonaccrual interest	10,389	10,150
Business combination adjustments	60,940	41,742
Net unrealized loss on available for sale securities	—	4,306
Other	543	—
Total deferred tax assets	171,474	140,444

Deferred tax liabilities:
Depreciation	2,154	3,996
FHLB stock dividends	260	1,541
Deferred loan fees	484	1,229
Prepaid expenses	—	799
Net unrealized gain on available for sale securities	1,124	—
Loan servicing rights	26,392	27,334
Other	—	247
Total deferred tax liabilities	30,414	35,146
Net deferred tax asset before valuation allowance	141,060	105,298
Valuation allowance	—	(10,127)
Net deferred tax asset	$141,060	$95,171

On January 1, 2014, the Company acquired Talmer West Bank and recorded $60.4 million in deferred tax assets at acquisition.  Upon acquisition, Talmer West Bank incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code.  As such, the Company’s ability to benefit from the use of Talmer West Bank’s pre-ownership change net operating loss carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited to approximately $3.0 million per year, putting at risk the utilization of associated deferred tax assets before they expire.  No valuation allowance was established against the deferred tax assets associated with Talmer West Bank’s pre-change losses based on management’s estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on the Company’s utilization of pre-ownership change net operating loss carry forwards.  In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in Talmer West Bank’s loan portfolio and other real estate owned. To a lesser extent management focused on tax losses embedded in fixed assets, investments in partnerships and certain accrued expenses, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.

At January 1, 2014, Talmer West Bank had an estimated $28.7 million in gross federal loss carry forwards expiring in 2032 and 2033.  The exact amount of pre-ownership change carry forwards cannot be determined until the finalization of Capitol Bancorp, Ltd.’s consolidated tax return (Talmer West Bank’s former parent) for the year ended December 31, 2014, at which time final allocations will be made from that return to the entity acquired by the Company.

The valuation allowance of $10.1 million against the Company’s deferred tax asset at December 31, 2013 was related to Section 382 ownership changes incurred by First Place Bank, upon its acquisition by the Company on January 1, 2013. The allowance was based on management’s calculation of the annual Section 382 limitation and its estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on the Company’s utilization of pre-ownership change operating loss and tax credit carry forwards.

At December 31, 2013, the Company, including First Place Bank and its related acquired affiliates, had the following loss and tax credit carry forwards:  $28.8 million in gross federal loss carry forwards, $856 thousand in tax credits expiring between 2027 and 2032, and $3.8 million in federal alternative minimum tax credits with an indefinite life. At December 31, 2013, the Company estimated the use of $24.8 million in estimated gross federal loss carry forwards and $856 thousand in tax credits related to First Place Bank and its acquired affiliates, expiring between 2027 and 2032 would be limited to $1.7 million annually due to an ownership change, within the meaning of Section 382 incurred at January 1, 2013.  In the second quarter of 2014, the Company, with the assistance of a legal and tax accounting external experts, reached a conclusion regarding the calculation of the annual Section 382 limitation related to the ownership change of First Place Bank which resulted in an increase of the annual Section 382 limitation from $1.7 million to $6.6 million.  This increase eliminated the need for a valuation allowance on the deferred tax assets acquired in the First Place Bank acquisition.

The use of $3.7 million of gross federal loss carry forwards, expiring between 2027 and 2029, is limited to $145 thousand annually due to a Section 382 ownership change incurred in November 2009. The carrying value was previously reduced to reflect that $1.4 million will expire unused. Upon the completion of the Company’s 2010 Internal Revenue Service (“IRS”) audit, it was determined that there was an additional $323 thousand of net operating losses available from its Lakeshore acquisition, expiring in 2030.

Outside of the Section 382-limited deferred tax assets acquired in both the Talmer West Bank and First Place Bank acquisitions, management concluded that no valuation allowance was necessary on the remainder of the Company’s net deferred tax assets at either September 30, 2014 or December 31, 2013.  This determination was based on the Company’s history of pre-tax and taxable income over the prior three years, as well as management’s expectations for sustainable profitability in the future.  Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

Actual outcomes could vary from the Company’s current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

At September 30, 2014, Talmer Bank and Trust had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents First Place Bank’s qualifying thrift bad debt reserve at December 31, 1987, which is only required to be recaptured into taxable income if certain events occur. At September 30, 2014, the potential tax on the above amount was approximately $13.0 million. The Company does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.

In the ordinary course of business, the Company enters into certain transactions that have tax consequences.  From time to time, the IRS and state taxing authorities may review and/or challenge specific interpretive tax positions taken by the Company with respect to those transactions.  The Company believes that its tax returns, as well as First Place Bank and Talmer West Bank’s tax returns for periods prior to the acquisitions, were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions.  The IRS, various state and other jurisdictions, if presented with the transactions, could disagree with the Company’s interpretation of the tax law.

First Place Bank had received notice that the IRS had denied refund claims in amended tax returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005.  The Company disagrees with the IRS position and is working with First Place Financial Corp. to appeal the examination-level decision.  Though not anticipated, an adverse result on appeal could impact the $11.7 million refund receivable recorded by the Company upon acquisition of First Place Bank.  In the second quarter of 2014, the IRS commenced an examination of the consolidated federal tax returns of First Place Bank’s former parent for the fiscal years ended June 30, 2013, 2012, 2011, which returns included First Place Bank through January 1, 2013.  The results of this examination concluded with no changes.  First Place Bank’s federal tax return for the fiscal year ended June 30, 2010 is currently subject to potential examination as well.  There are several years of returns that are still open to examination by various taxing authorities for Talmer West Bank.

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

The Company had no unrecognized tax benefits at September 30, 2014 or 2013 and does not expect to record unrecognized tax benefits of any significance during the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable.  There are no liabilities accrued for interest or penalties at September 30, 2014 or 2013.

15.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  During the nine months ended September 30, 2014 and 2013, the Company granted 35 thousand and 3.6 million stock options, respectively, that were fully vested upon issuance and will expire 10 years after the grant date.  As of September 30, 2014, 1.6 million option shares were available to be granted.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below.  Given the relatively short history of Company stock being publicly traded during the nine months ended September 30, 2014, post our public offering in February of 2014, and minimal trading in the Company’s stock during the nine months ended September 30, 2013, it was not practicable for the Company to estimate volatility of its share price.  For the nine months ended September 30, 2014 the Company used the average volatility of comparable public Bank holding companies as an input to the valuation model.  For the nine months ended September 30, 2013 the Company used the volatility of an appropriate industry index (the ABA NASDAQ Community Bank Index) as an input in the valuation model. Since limited historical data is available, the expected term of options granted was estimated to be six years for both the nine months ended September 30, 2014 and 2013 based on expected lives used by a sample of other Midwest banks.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

The fair value of options granted during the nine months ended September 30, 2014 and 2013 were determined using the following weighted-average assumptions as of the grant date.

	For the nine months ended September 30,
	2014	2013
Fair value of options granted	$4.77	$2.13
Expected volatility	30.02%	24.37%
Risk-free interest rate	1.98%	0.97%
Expected life (in years)	6.00	6.00

Activity in the Plan during the nine months ended September 30, 2014 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	8,441	$6.88
Granted	35	14.44
Exercised (1)	(453)	5.92
Forfeited or expired	(2)	7.25
Outstanding at September 30, 2014	8,021	6.96	6.96	55,107
Options fully vested and expected to vest	8,021	6.96	6.96	55,107
Exercisable at September 30, 2014	7,950	6.96	6.96	54,619

(1) Options exercised during the nine months ended September 30, 2014 had a weighted average fair value of $13.74, at respective exercise dates.  In the nine months ended September 30, 2014, there were 163 thousand shares issued under the net-settlement option.  Total cash received from option exercises during the nine months ended September 30, 2014 was $143 thousand resulting in the issuance of 25 thousand shares.

The total intrinsic value of stock options exercised was $3.5 million for the nine months ended September 30, 2014.  There were no option exercises during the nine months ended September 30, 2013.

Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $42 thousand and $245 thousand for the three months ended September 30, 2014 and 2013, respectively, and $429 thousand and $9.3 million for the nine months ended September 30, 2014 and 2013, respectively.

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2014 follows:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	348	$2.24
Granted	35
Vested	310
Forfeited	2
Nonvested at September 30, 2014	71	$2.21

As of September 30, 2014, there was $32 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized during the year ended December 31, 2014.

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

The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	—
Granted	377,800	14.44
Nonvested at September 30, 2014	377,800	$14.44

Total expense for restricted stock awards totaled $302 thousand for the three months of September 30, 2014, of which $227 thousand was included in “Salary and employee benefits” related to employees and $75 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  For the nine months ended September 30, 2014, total expense for restricted stock awards totaled $369 thousand, of which $277 thousand was included in “Salary and employee benefits” related to employees and $92 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  There were no restricted stock awards outstanding prior to June of 2014.  As of September 30, 2014, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $5.1 million and the weighted-average period over which these costs are expected to be recognized is 4.5 years.

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

Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2014, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

Talmer Bank and Trust was required to maintain Tier 1 common equity to total assets ratio of at least 10% under the FDIC’s Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years following the Company’s most recent failed bank acquisition, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC’s Statement of Policy. Talmer Bank and Trust’s last failed bank acquisition closed on April 29, 2011 and, therefore, remained subject to the heightened capital requirement through April 29, 2014.  At September 30, 2014 and December 31, 2013, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios of Talmer West Bank at September 30, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$695,380	16.8%	$331,998	8.0%	N/A	N/A
Talmer Bank and Trust	602,480	16.7	289,526	8.0	$361,907	10.0%
Talmer West Bank (1)	97,123	18.5	41,930	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	645,796	15.6	165,999	4.0	N/A	N/A
Talmer Bank and Trust	557,105	15.4	144,763	4.0	217,144	6.0
Talmer West Bank (1)	92,949	17.7	20,965	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	645,796	11.5	225,513	4.0	N/A	N/A
Talmer Bank and Trust	557,105	11.5	193,575	4.0	241,969	5.0
Talmer West Bank (1)	92,949	11.6	32,116	4.0	N/A	N/A

December 31, 2013
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$583,370	19.2%	$242,885	8.0%	N/A	N/A
Talmer Bank and Trust	253,044	18.4	110,123	8.0	$137,654	10.0%
First Place Bank (2)	263,297	15.9	132,207	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	555,350	18.3	121,443	4.0	N/A	N/A
Talmer Bank and Trust	235,448	17.1	55,062	4.0	82,593	6.0
First Place Bank (2)	252,873	15.3	66,104	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	555,350	12.2	182,221	4.0	N/A	N/A
Talmer Bank and Trust	235,448	10.3	91,363	4.0	114,204	5.0
First Place Bank (2)	252,873	11.7	86,521	4.0	N/A	N/A

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

Under FDIC regulations, limitations are imposed on all of Talmer West Bank’s capital distributions, including cash dividends.  As of September 30, 2014, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

On November 4, 2014, a cash dividend on the Company’s Class A common stock of $0.01 per share was declared.  The dividend will be paid on November 28, 2014, to the Company’s Class A common shareholders of record as of November 17, 2014.

17.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Co.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$11,414	$98,411
Investment in banking subsidiaries	741,496	562,381
Income tax benefit	5,393	5,404
Other assets	1,232	1,783
Total assets	$759,535	$667,979

Liabilities
Short-term borrowings	$—	$35,000
Long-term debt	10,690	10,590
Accrued expenses and other liabilities	2,193	5,374
Total liabilities	12,883	50,964
Shareholders’ equity	746,652	617,015
Total liabilities and shareholders’ equity	$759,535	$667,979

Statements of Income and Comprehensive Income - Parent Co.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Income
Dividend income from subsidiary	$—	$—	$25,000	$55,000
Bargain purchase gain	—	—	41,977	71,702
Other noninterest income	3	3	8	10
Total income	3	3	66,985	126,712
Expenses
Salaries and employee benefits	1,040	73	6,995	18,433
Bank acquisition and due diligence fees	238	111	2,212	7,702
Professional services	455	241	1,541	1,175
Marketing expense	31	3	222	1,027
Interest on long-term debt	128	128	380	424
Other	250	105	765	343
Total expenses	2,142	661	12,266	29,104
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(2,139)	(658)	54,719	97,608
Income tax benefit	533	202	2,990	7,570
Equity in (over)/under distributed earnings of subsidiaries	21,121	11,000	20,639	(19,173)
Net income	$19,515	$10,544	$78,348	$86,005
Total comprehensive income, net of tax	$19,515	$10,544	$78,348	$86,005

Statements of Cash Flows - Parent Co.

	For the nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$78,348	$86,005
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (over)/under distributed earnings of subsidiaries	(45,639)	(35,827)
Gain on acquisition	(41,977)	(71,702)
Stock-based compensation expense	382	8,314
Decrease in income tax benefit	11	2,331
Decrease in other assets, net	551	9,934
Increase (decrease) in accrued expenses and other liabilities, net	(3,081)	2,617
Net cash from (used in) operating activities	(11,405)	1,672
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(6,500)	(45,000)
Capital contributions to subsidiaries	(99,500)	(179,000)
Dividends received from subsidiaries	25,000	55,000
Net cash used in investing activities	(81,000)	(169,000)
Cash flows from financing activities
Issuance of common stock	41,112	—
Repayment of senior unsecured line of credit	(35,000)	—
Cash dividends paid on common stock ($.01 per share)	(704)	—
Net cash from financing activities	5,408	—
Net decrease in cash and cash equivalents	(86,997)	(167,328)
Beginning cash and cash equivalents	98,411	211,849
Ending cash and cash equivalents	$11,414	$44,521

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

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$19,515	$10,544	$78,348	$86,005
Net income allocated to participating securities	105	—	178	—
Net income allocated to common shareholders (1)	$19,410	$10,544	$78,170	$86,005

Weighted average common shares - issued	70,470	66,229	69,570	66,229
Average unvested restricted share awards	(378)	—	(156)	—
Weighted average common shares outstanding - basic	70,092	66,229	69,414	66,229
Effect of dilutive securities -
Employee and director stock options	4,102	2,637	4,034	2,576
Warrants	1,558	987	1,500	987
Weighted average common shares outstanding - diluted	75,752	69,853	74,948	69,792

EPS available to common shareholders
Basic	$0.28	$0.16	$1.13	$1.30
Diluted	$0.26	$0.15	$1.04	$1.23

(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $14.08 per share and assumed to be $10.00 per share for the three months ended September 30, 2014 and 2013, respectively, and the assumed average stock valuation is $13.52 per share and $10.00 per share for the nine months ended September 30, 2014 and 2013 respectively.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders for the three and nine months ended September 30, 2014 and 2013 respectively, because they were antidilutive.  There were no outstanding antidilutive warrants during the three and nine months ended September 30, 2014.

	For the three months ended September 30,		For the nine months ended September 30,
(Shares in thousands)	2014	2013	2014	2013
Average outstanding options	35	75	14	29
Outstanding exercise prices:
Low end	$14.44	$10.00	$14.44	$10.00
High end	$14.44	$10.00	$14.44	$10.00

Average outstanding warrants	—	39	—	39
Outstanding exercise prices:
Low end		$10.00		$10.00
High end		$10.00		$10.00

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion describes our results of operations for the three and nine months ended September 30, 2014 and 2013 and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

In this report, unless the context suggests otherwise, references to “Talmer Bancorp, Inc.,” “the Company,” “we,” “us,” and “our” mean the combined business of Talmer Bancorp, Inc. and its subsidiary banks, Talmer Bank and Trust (“Talmer Bank”) and Talmer West Bank.  However, if the discussion relates to a period before our acquisition of First Place Bank on January 1, 2013, the terms refer to Talmer Bancorp, Inc. and Talmer Bank; if the discussion relates to a period before our acquisition of Talmer West Bank on January 1, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and First Place Bank; and if the discussion relates to a period following the merger of First Place Bank with and into Talmer Bank on February 10, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank.

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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and September 30, 2014, we successfully completed six bank acquisitions totaling $5.9 billion in assets and $5.8 billion in liabilities.  Through our wholly-owned subsidiary banks, Talmer Bank and Talmer West Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern and Eastern Ohio, Northern Indiana, Chicago, Illinois and Las Vegas, Nevada.

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

•                  CF Bancorp, Port Huron, Michigan on April 30, 2010;

•                  First Banking Center, Burlington, Wisconsin on November 19, 2010;

•                  Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and

•                  Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

In addition, on January 1, 2013, we closed on the acquisition of First Place Bank, and on January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank.  First Place Bank was merged into Talmer Bank on February 10, 2014.  Additionally, at the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect.  For a further discussion of the Consent Order, see “Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services” in “Supervision and Regulation” of our 2013 Annual Report on Form 10-K.

As of September 30, 2014, we had $4.0 billion in total loans, compared to $3.0 billion at December 31, 2013.  Of the $4.0 billion in total loans at September 30, 2014, $2.0 billion, or 50.1%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $78.3 million for the nine months ended September 30, 2014 compared to $86.0 million for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank. We also incurred $13.1 million of transaction and integration related expenses during the nine months ended September 30, 2014, including severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to termination of certain software contracts.  These transaction and integration related expenses are detailed in the table below.

	Nine months ended September 30, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expenses
Salary and employee benefits	$95,872	$6,110	$89,762
Occupancy and equipment expense	25,132	3,594	21,538
Data processing fees	5,610	—	5,610
Professional service fees	9,825	400	9,425
FDIC loss sharing expense	1,752	—	1,752
Bank acquisition and due diligence fees	2,218	2,218	—
Marketing expense	3,703	449	3,254
Other employee expense	2,163	—	2,163
Insurance expense	4,016	—	4,016
Other expense	20,491	341	20,150
Total noninterest expenses	$170,782	$13,112	$157,670

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

As of September 30, 2014, our total assets were $5.7 billion, our net total loans were $4.0 billion, our total deposits were $4.5 billion and our total shareholders’ equity was $746.7 million.

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

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit, which was paid off in the second quarter of 2014, and received $25.0 million in dividend capital from Talmer Bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements were met at September 30, 2014.  References to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

We accounted for this acquisition under the acquisition method of accounting and have recorded the purchased assets and assumed liabilities at their respective acquisition date fair values.  Because the fair value of assets acquired and core deposit intangible asset created exceeded the fair value of liabilities assumed and consideration paid in the acquisition, on January 1, 2014, we recorded a bargain purchase gain of $42.0 million in our consolidated statements of income.

We acquired $910.3 million in assets at fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights.  We also assumed $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible asset value of $3.6 million.

Approximately 40% of the fair value of loans acquired in the acquisition was accounted for as purchased credit impaired loans. On the January 1, 2014 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition of Talmer West Bank were $331.5 million and the estimated fair value of the loans was $212.4 million. The estimated total cash flow from these loans was $245.1 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $32.7 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans.  This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

The acquired non-purchased credit impaired loans were recorded at their fair value of $359.3 million on the acquisition date, which included the recording of a $3.5 million discount primarily reflecting estimated credit marks over the life of the non-purchase credit impaired loans.

Pending Acquisition of First of Huron Corporation

On August 6, 2014, we entered into an agreement to acquire First of Huron Corporation, the holding company for Signature Bank headquartered in Bad Axe, Michigan, for aggregate cash consideration of $13.4 million.  Signature Bank had total assets of $233.5 million as of September 30, 2014, including $172.9 million of net total loans.  We will acquire and simultaneously retire certain outstanding subordinated debentures of First of Huron Corporation and assume its trust preferred securities.  The closing of the transaction is subject to regulatory approval and customary closing conditions, including the approval by the shareholders of First of Huron Corporation, and is expected to close in the first quarter of 2015.

Branch Sales

On July 18, 2014, we sold our single branch office located in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $1.6 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of related core deposit intangible of $91 thousand and other costs associated with the transaction of approximately $170 thousand.  The benefit of $1.6 million is recorded in “Net gain on sale of branches” on our consolidated statements of income.

Additionally, on August 8, 2014, we sold our ten branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation.  Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014.  Concurrent with the closing of this transaction, Town Bank sold two of the branch locations and related deposits in Kenosha and Genoa City, Wisconsin to its affiliate, State Bank of the Lakes, a Wintrust community bank.  The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $12.8 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $248 thousand.  The benefit of $12.8 million is recorded in “Net gain on sale of branches” on our consolidated statements of income.

Finally, in the second quarter of 2014, we made the decision to consolidate our four branches located in Las Vegas, Nevada into one branch.  We recognized $490 thousand in severance related expenses associated with consolidation in the second quarter of 2014, and $794 thousand in occupancy related expenses and $171 thousand in miscellaneous operating expenses associated with the consolidation in the third quarter of 2014.  The consolidation was completed in September 2014.

Economic Overview

Gross Domestic Product (“GDP”) growth in the second quarter of 2014 resumed the trend of increases after the first quarter’s weather related decline of 2.1%.  Over the past thirteen quarters, GDP growth has increased twelve times.  GDP for the second quarter of 2014 increased at an annualized rate of 4.6%, more than offsetting the previous quarter’s decline, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.

According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.9% as of September 30, 2014, down from 6.1% as of June 30, 2014 and 6.7% as of December 31, 2013.  This is the first time unemployment fell below 6.0% since July 2008.

Total home sales in the U.S., as indicated by the National Association of Realtors, showed signs of weakening with existing home sales at a seasonally adjusted 4.5 million units for the rolling twelve months ended August 31, 2014, down 4.9% from the rolling twelve month total of 4.7 million units as of August 31, 2013.  Inventory levels are up at a 5.5 months’ supply, or 2.1 million units, as of August 31, 2014, up 10.0% from a 5.0 months’ supply of 2.0 million units as of August 31, 2013.  New home sales were up with a seasonally adjusted annual rate of 504 thousand units as of August 31, 2014, up 33.0% from 379 thousand as of August 31, 2013.  Inventory for new homes fell to a 4.8 months’ supply as of August 31, 2014 versus a 5.5 month supply as of August 31 2013, while the median sales price of new homes increased 8.0% to $276 thousand for the same period.  Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 6.75% from July 2013 to July 2014.

Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.1% for the twelve months ending June 30, 2014, compared to the same period in 2013, with business filings down 16.5% and personal filings down 12.0% for the period.  Bankruptcy filings fell across all regions where we have branches in the twelve months ending June 30, 2014, compared to the prior year.

According to the Beige Book published by the Federal Reserve Board in September 2014, overall economic activity was improved with all of the twelve districts, reporting modest or moderate growth. The Fourth (Cleveland) Federal Reserve District, the Seventh (Chicago) Federal Reserve District and the Twelfth (San Francisco) District all reported moderate growth.

In the Cleveland District, manufacturers reported accelerating business activity.  Demand for nonresidential construction services strengthened, while purchases of new and existing homes leveled off.  New motor vehicle sales grew at a robust pace as consumer demand for auto loans remained strong.  Retailers and operators of hospitality venues saw higher year-over-year revenues.  Energy, particularly coal production and shale gas activity, remained largely unchanged.  Freight volume grew at a moderate to strong rate, and the demand for business credit moved higher.  Payrolls, on a net basis, showed a moderate increase.  Many companies noted that they are looking to expand their payrolls but are having difficulty in hiring qualified labor.

Growth in economic activity in the Cleveland District remained moderate in July and August, and contacts maintained their optimistic outlook for the rest of the year. Consumer and business spending, manufacturing production, and construction and real estate activity all increased moderately. Credit conditions continued to improve. Cost pressures increased some, but remained modest. Growth in consumer spending and business spending were both characterized as moderate.  Business spending including capital outlays and increased spending plans were noted as businesses scale capacity, particularly in automotive and construction.  Facility spending has increased while equipment spending has maintained its level.  Demand for skilled workers remains high but contacts reported difficulty in filling vacancies. Corn, soybean, hog, and cattle prices were lower, while milk prices were higher.  Recent dry and cool conditions have delayed crop maturities in the north region of the District and may be impacted by early frosts.  Due to lowering prices, farmers have been exploring storage and feed options for their crops.

Economic activity in the San Francisco District continued to improve moderately during the reporting period. Overall price inflation remained quite modest, and wage pressures were well contained on net. Indications suggest that retail sales growth ticked up. Demand for business and consumer services increased moderately. Manufacturing activity was mixed. Agricultural conditions were good in the District overall. Activity in real estate markets advanced, although growth in the residential sector slowed somewhat. Loan demand increased moderately.  Advance bookings for the fall appear somewhat stronger than a year ago. Visitor volume in the first half of 2014 in Las Vegas was up over the same period a year earlier noting strength in convention attendance as opposed to tourism.

The economy in the state of Michigan noted slow improvements during the period.  The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 7.4% as of August 31, 2014, down from 8.3% as of December 31, 2013 and 8.9% as of December 31, 2012.  Wage growth was up 4.0% for the twelve months ending June 30, 2014.  Other improvements included a 15.0% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending June 30, 2014 compared the same period in 2013.

As of September 30, 2014, $1.4 billion, or 34.6% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was 7.9% as of August 31, 2014, down slightly from 8.0% at December 31, 2013.  The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 8.4% for the rolling twelve months ending July 31, 2014.  On July 18, 2013, the city of Detroit filed for Chapter 9 bankruptcy protection in federal court. We do not expect the bankruptcy to have a material impact on our loan portfolio or future business as much of the city’s debt consists of underfunded pension liabilities and other post-retirement benefits. We do not have direct exposure to bonds, debt or any other financial instrument issued by the city of Detroit and we do not have a concentration of loans to borrowers located in the city of Detroit. As of September 30, 2014, approximately $51.8 million, or 1.3%, of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $7.1 million, or 13.8% of the total loans to borrowers located in the city of Detroit, were covered by loss share agreements with the FDIC.

The Ohio economy showed mixed signs of recovery.  Unemployment was down at 5.7% as of August 31, 2014, compared to 7.1% as of December 31, 2013, but up from 5.5% as of May 31, 2014. The Cleveland MSA showed lower unemployment of 6.6% as of August 31, 2014, when compared to the state rate. Wage growth for the twelve months ending June 30, 2014 was up 3.9%%.  Bankruptcies in Ohio, per the U.S. Court Statistics, were down 12.3% during the 12 months ending June 30, 2014, from the same period in 2013.  The Case-Shiller index for the Cleveland market indicates housing prices increases have cooled and were up only 0.9% for the twelve-month period ending July 31, 2014.

The Illinois economy also showed signs of recovering.  Unemployment was down at 6.7% as of August 31, 2014, compared to 8.9% as of December 31, 2013, and 9.2% as of August 31, 2013.  Wage growth for the 12 months ending June 30, 2014 was 3.1%.  Bankruptcies in the Northern Illinois region were down 8.2% for the 12 months ending June 30, 2014.  Home values, as indicated by the Case-Shiller index for the Chicago MSA, were up 4.0% as of July 31, 2014 versus July 31, 2013.

The Indiana economy continued to recover.  The unemployment rate decreased to 5.8% as of August 31, 2014, down from 6.8% as of December 31, 2013, but up slightly from the 5.7% rate as of May 31, 2014.  Wage growth for the twelve months ending June 30, 2014 was up 1.9% from the same period in 2013.  In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending June 30, 2014 decreased 12.7% from the same period in 2013.  Real estate values have improved according to statistics from Zillow, with prices increasing 5.4% for the twelve months ending July 31, 2014.

The Nevada economy also showed signs of recovering.  Unemployment was down at 7.6% as of August 31, 2014, compared to 9.0% as of December 31, 2013, and 9.8% as of August 31, 2013.  Wage growth for the 12 months ending June 30, 2014 was 3.9%.  Bankruptcies in the Nevada region, according to Department of Justice reports, were down 21.5% for the 12 months ending June 30, 2014.  Home values, as indicated by the Case-Shiller index for the Las Vegas MSA, were up 12.8% as of July 31, 2014 versus July 31, 2013.

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

Any decline in expected cash flows identified during the quarterly re-estimation process results in impairment which is measured based on the present value of the new expected cash flows, discounted using the pre-impairment accounting yield of the loan, compared to the recorded investment in the loan. An impairment that is due to a decline in expected cash flows is known as credit impairment, while an impairment that is due to a change in the expected timing of such cash flows is known as timing impairment. If any portion of the impairment is due to credit impairment, we record all of the impairment as provision for loan losses during the period.  However, if the impairment is only related to a change in the expected timing of the cash flows, the impairment is recognized prospectively as a decrease in yield on the loan.  Declines in cash flow expectations on covered loans which are due to credit impairment also result in an increase to the FDIC indemnification asset which is recorded as noninterest income in “FDIC loss sharing income” in our consolidated statements of income in the period. Any improvements in expected cash flows and the effect of changes in expected timing in the receipt of the expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the accretable yield on the loan. Improvements in cash flows on loans covered by a loss share agreement result in a decline in the expected indemnification cash flows which are reflected as a downward yield adjustment on the FDIC indemnification assets.

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

Financial Results

The three months ended September 30, 2014 includes the operations of Talmer West Bank, which we acquired on January 1, 2014.  We had net income for the three months ended September 30, 2014 of $19.5 million, or $0.26 per average diluted common share, compared to $10.5 million, or $0.15 per average diluted common share, for the three months ended September 30, 2013.  These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank, which are discussed below, and include the $1.6 million gain recognized on the sale of the Albuquerque, New Mexico branch office, in addition to the $12.8 million gain recognized on the sale of our Wisconsin branches in the third quarter.  In addition, the increase in net income reflects changes outside of the inclusion of Talmer West Bank, including a decrease in total noninterest expenses of $11.5 million, an increase in income tax expense of $12.3 million and decreases in mortgage banking and other loan fees of $5.1 million and accelerated discount on acquired loans of $2.9 million. The decline in noninterest expenses was primarily due to overall operating efficiencies we have created through the merger of First Place Bank into Talmer Bank including a reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank. The decline in mortgage banking and other loans fees primarily reflects lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and our closure of our wholesale mortgage lending division in the fourth quarter of 2013.  Accelerated discounts on acquired loans result from the accelerated recognition of a portion of the loan discount that would have been recognized over the expected life of the loan, and occur when a loan is paid in full or otherwise settled. The third quarter of 2013 included an income tax benefit of $4.1 million, primarily resulting from a $6.0 million reduction in the valuation allowance established against the deferred tax assets associated with First Place Bank’s pre-tax losses.

For the nine months ended September 30, 2014 we had net income of $78.3 million, or $1.04 per average diluted common share, compared to $86.0 million, or $1.23 per average diluted share, for the comparative period ended September 30, 2013.  These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank which are discussed below, including a $42.0 million bargain purchase gain.  The results for the nine months ended September 30, 2013 included a $71.7 million bargain purchase gain as a result of our acquisition of First Place Bank on January 1, 2013.  Excluding the operating results of Talmer West Bank, which includes the $1.6 million recognized on the sale of the Albuquerque, New Mexico branch office, and the bargain purchase gains recognized in each period, net income for the nine months ended September 30, 2014 increased $18.1 million, compared to the same period in 2013.  This increase primarily reflects a decrease in noninterest expenses of $59.0 million and $12.8 million recognized on the sale of our Wisconsin branches in the third quarter, partially offset by decreases in net gain on sales of loans of $25.0 million, and mortgage banking and other loan fees of $21.2 million.  The decline in noninterest expenses was primarily due to overall operating efficiencies we have created through the merger of First Place Bank into Talmer Bank, including a reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.  The decrease in net gain on sales of loans for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale. The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations which impact assumed prepayment speeds, which was a detriment to earnings of $6.6 million for the nine months ended September 30, 2014, compared to a benefit of $8.6 million for the same period in 2013.  Additionally, lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and our closure of our wholesale mortgage lending division in the fourth quarter of 2013, adversely impacted mortgage banking and other loan fees in the nine months ended September 30, 2014.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three and nine month periods ended September 30, 2014 and 2013.  The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three and nine month periods ended September 30, 2014 and 2013.

We had net interest income of $52.2 million for the three months ended September 30, 2014, an increase of $8.2 million from $44.0 million for the same period in 2013.  The increase in net interest income in the third quarter of 2014 was primarily the result of the addition of $9.8 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014.

We had net interest income of $152.8 million for the nine months ended September 30, 2014, an increase of $24.1 million, from $128.7 million for the same period in 2013.  The increase in net interest income for the nine months ended September 30, 2014 was primarily the result of the addition of $28.7 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014.

Our net interest margin was 4.04% for the three months ended September 30, 2014, compared to 4.11% for the same period in 2013.  The decrease of 7 basis points was due to a combination of several factors, the largest being a decrease in the benefit received from discount accretion on our purchased credit impaired loan portfolios resulting from the significant run-off of covered loans, partially offset by the benefit of a shift in our loan composition to a larger percentage of commercial and industrial and commercial real estate loans due in part to the acquisition of Talmer West Bank, which, on average, have a higher yield than residential real estate loans.

For the nine months ended September 30, 2014, our net interest margin was 4.10%, compared to 3.96%, for the nine months ended September 30, 2013.  The increase of 14 basis points was primarily due to an increase in the benefit received from discount accretion on our purchased credit impaired loan portfolios resulting from the run-off of certain loans that significantly benefitted the second quarter of 2014 net interest margin and by the benefit of a shift in our loan composition to a larger percentage of commercial and industrial and commercial real estate loans due in part to the acquisition of Talmer West Bank, which, on average, have a higher yield than residential real estate loans.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion.  The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan.  For the three months ended September 30, 2014 and 2013, the yield on total loans was 5.78% and 6.30%, respectively, while the yield generated using only the expected coupon would have been 4.66% and 4.57%, respectively.  For the nine months ended September 30, 2014 and 2013, the yield on total loans was 5.90% and 6.43% respectively, while the yield generated using only the expected coupon would have been 4.79% and 4.87%, respectively.  The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield.

Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset.   Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payment from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above.  The negative yield on the FDIC indemnification asset was 26.61% and 22.11% for the three and nine months ended September 30, 2014, respectively, compared to 14.32% and 14.52% for the three and nine months ended September 30, 2013, respectively.  The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 35 basis points and 70 basis points for the three and nine months ended September 30, 2014, compared to 33 basis points and 46 basis points for the three and nine months ended September 30, 2013.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$264,108	$158	0.24%	$182,539	$97	0.21%
Federal funds sold and other short-term investments	76,724	186	0.97	127,526	279	0.87
Investment securities (3):
Taxable	539,119	2,345	1.73	478,417	1,751	1.45
Tax-exempt	181,598	1,341	3.96	192,049	1,132	3.16
Federal Home Loan Bank Stock	17,333	120	2.74	16,303	167	4.06
Gross uncovered loans (4)	3,548,152	44,424	4.97	2,534,604	29,441	4.61
Gross covered loans (4)	439,366	13,684	12.36	583,385	20,034	13.62
FDIC indemnification asset	99,335	(6,663)	(26.61)	167,103	(6,032)	(14.32)
Total earning assets	5,165,735	55,595	4.31	4,281,926	46,869	4.38
Non-earning assets:
Cash and due from banks	114,081			118,178
Allowance for loan losses	(55,579)			(57,884)
Premises and equipment	51,636			56,555
Core deposit intangible	14,398			14,193
Other real estate owned	49,368			35,413
Loan servicing rights	73,996			68,795
FDIC receivable	5,886			9,672
Company-owned life insurance	95,930			39,005
Other non-earning assets	231,372			140,578
Total assets	$5,746,823			$4,706,431
Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$657,107	$190	0.11%	$557,750	$174	0.12%
Money market and savings deposits	1,237,984	487	0.16	1,239,927	447	0.14
Time deposits	1,236,286	1,611	0.52	995,623	1,408	0.56
Other brokered funds	361,929	288	0.32	93,043	38	0.16
Short-term borrowings	219,859	122	0.22	59,361	26	0.17
Long-term debt	280,054	701	0.99	259,197	775	1.19
Total interest bearing liabilities	3,993,219	3,399	0.34	3,204,901	2,868	0.35
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	961,558			828,797
FDIC clawback liability	26,493			24,167
Other liabilities	26,683			76,223
Shareholders’ equity	738,870			572,343
Total liabilities and shareholders’ equity	$5,746,823			$4,706,431
Net interest income		$52,196			$44,001
Interest spread			3.97%			4.03%
Net interest margin as a percentage of interest earning assets			4.01%			4.07%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a fully tax equivalent basis			4.04%			4.11%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $469 thousand and $396 thousand on tax-exempt securities for the three months ended September 30, 2014 and 2013, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

	For the nine months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$304,413	$546	0.24%	$317,077	$588	0.25%
Federal funds sold and other short-term investments	74,651	641	1.15	114,012	726	0.85
Investment securities (3):
Taxable	501,122	6,421	1.71	451,534	4,217	1.25
Tax-exempt	189,117	4,432	4.23	176,507	3,132	3.20
Federal Home Loan Bank Stock	17,561	465	3.54	16,115	712	5.91
Gross uncovered loans (4)	3,341,423	125,376	5.02	2,407,837	87,502	4.86
Gross covered loans (4)	476,465	43,070	12.09	700,344	62,001	11.84
FDIC indemnification asset	114,190	(18,887)	(22.11)	194,175	(21,088)	(14.52)
Total earning assets	5,018,942	162,064	4.36	4,377,601	137,790	4.24
Non-earning assets:
Cash and due from banks	99,858			106,678
Allowance for loan losses	(57,202)			(59,800)
Premises and equipment	54,677			58,238
Core deposit intangible	15,635			14,859
Other real estate owned	54,964			39,761
Loan servicing rights	76,809			57,860
FDIC receivable	6,440			13,237
Company-owned life insurance	75,908			38,677
Other non-earning assets	222,938			111,570
Total assets	$5,568,969			$4,758,681
Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$693,346	$630	0.12%	$554,029	$500	0.12%
Money market and savings deposits	1,328,229	1,473	0.15	1,233,017	1,459	0.16
Time deposits	1,257,393	4,534	0.48	1,131,464	4,614	0.55
Other brokered funds	175,169	352	0.27	74,832	110	0.20
Short-term borrowings	150,057	330	0.29	52,618	81	0.21
Long-term debt	234,087	1,902	1.09	263,324	2,313	1.17
Total interest bearing liabilities	3,838,281	9,221	0.32	3,309,284	9,077	0.37
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	949,516			747,619
FDIC clawback liability	25,790			22,986
Other liabilities	37,239			82,906
Shareholders’ equity	718,143			595,886
Total liabilities and shareholders’ equity	$5,568,969			$4,758,681
Net interest income		$152,843			$128,713
Interest spread			4.04%			3.87%
Net interest margin as a percentage of interest earning assets			4.07%			3.93%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			4.10%			3.96%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $1.6 million and $1.1 million on tax-exempt securities for the nine months ended September 30, 2014 and 2013, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

Rate-Volume Analysis

	For the three months ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest earning assets
Interest earning balances	$13	$48	$61
Federal funds sold and other short-term investments	28	(121)	(93)
Investment securities:
Taxable	355	239	594
Tax-exempt	273	(64)	209
FHLB stock	(57)	10	(47)
Gross uncovered loans	2,443	12,540	14,983
Gross covered loans	(1,739)	(4,611)	(6,350)
FDIC indemnification asset	(3,751)	3,120	(631)
Total interest income	(2,435)	11,161	8,726

Interest-bearing liabilities
Interest-bearing demand deposits	(13)	29	16
Money market and savings deposits	41	(1)	40
Time deposits	(117)	320	203
Other brokered funds	62	188	250
Short-term borrowings	9	87	96
Long-term debt	(133)	59	(74)
Total interest expense	(151)	682	531
Change in net interest income	$(2,284)	$10,479	$8,195

	For the nine months ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase (Decrease)
Interest earning assets
Interest earning balances	$(19)	$(23)	$(42)
Federal funds sold and other short-term investments	209	(294)	(85)
Investment securities:
Taxable	1,702	502	2,204
Tax-exempt	1,063	237	1,300
FHLB stock	(306)	59	(247)
Gross uncovered loans	2,930	34,944	37,874
Gross covered loans	1,281	(20,212)	(18,931)
FDIC indemnification asset	(8,487)	10,688	2,201
Total interest income	(1,627)	25,901	24,274

Interest-bearing liabilities
Interest-bearing demand deposits	3	127	130
Money market and savings deposits	(95)	109	14
Time deposits	(564)	484	(80)
Other brokered funds	52	190	242
Short-term borrowings	47	202	249
Long-term debt	(166)	(245)	(411)
Total interest expense	(723)	867	144
Change in net interest income	$(904)	$25,034	$24,130

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

Uncovered loans

The provision for loan losses on uncovered loans was $7.8 million for the three months ended September 30, 2014, compared to $2.9 million for the three months ended September 30, 2013.  The provision for loan losses on uncovered loans was $17.4 million for the nine months ended September 30, 2014, compared to $9.0 million for the nine months ended September 30, 2013.  Our allowance for loan losses was $29.9 million, or 0.82% of uncovered loans at September 30, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31,

2013. The provision for loan losses on uncovered loans for both the three and nine months ended September 30, 2014 and 2013 reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans along with additional provisions for organic loan growth, partially offset by the impact of improvements in historical loss factors.  We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $3.4 million and $11.6 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $5.9 million for the three and nine months ended September 30, 2013, respectively.  The re-estimations also resulted in improvements in gross cash flow expectations on uncovered purchased credit impaired loans of $14.6 million and $39.0 million for the three and nine months ended September 30, 2014, respectively, and $17.6 million and $26.3 million for the three and nine months ended September 30, 2013, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.

Covered loans

For the three months ended September 30, 2014, we had a provision benefit for covered loan losses of $6.3 million, compared to $727 thousand of provision benefit for covered loan losses for the three months ended September 30, 2013.  The provision benefit for covered loan losses for both the three months ended September 30, 2014 and 2013 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously carrying an allowance for loan loss.  The three months ended September 30, 2014 additionally includes net impairment relief of $1.3 million resulting from our re-estimation of cash flows for covered purchased credit impaired loans as the relief of previously built impairment for loans where there was estimated cash flow improvement more than offset the additional impairment built for those loans with expected cash flow declines.  The three months ended September 30, 2013 includes net impairment build of $1.6 million resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The results of our re-estimation of cash flows for covered purchased impaired loans additionally resulted in increases of $176 thousand and $875 thousand, respectively, in the FDIC indemnification asset recorded in FDIC loss sharing income on our consolidated statements of income for the three months ended September 30, 2014 and 2013, respectively.  The re-estimations completed in the three months ended September 30, 2014 and 2013 also resulted in $17.4 million and $6.8 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

For the nine months ended September 30, 2014, we had a provision benefit for covered loan losses of $16.1 million, compared to $7.1 million of provision benefit for covered loan losses for the nine months ended September 30, 2013.  The provision benefit for covered loan losses for the nine months ended September 30, 2014 and 2013 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously carrying an allowance for loan loss, partially offset by impairment of $1.0 million and $10.0 million in the nine months ended September 30, 2014 and 2013, respectively, resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The impairment recorded in the nine months ended September 30, 2014 and 2013 was partially offset by increases of $3.7 million and $4.5 million, respectively, in the FDIC indemnification asset recorded in FDIC loss sharing income on our consolidated statements of income.  The re-estimations completed in the nine months ended September 30, 2014 and 2013 also resulted in $33.9 million and $38.5 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

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

The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Provision (benefit) for loan losses - covered:
Impairment (benefit) recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$(1,329)	$1,615	$1,036	$9,989
Additional benefit recorded, net of charge-offs, for covered loans	(4,946)	(2,342)	(17,130)	(17,092)
Total provision (benefit) for loan losses-covered	$(6,275)	$(727)	$(16,094)	$(7,103)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	176	875	3,680	4,481
Expense recorded, to offset provision (benefit), for covered loans	(2,978)	(1,874)	(10,445)	(13,674)
Total loss sharing expense due to provision for loan losses-covered	(2,802)	(999)	(6,765)	(9,193)

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(1,505)	740	(2,644)	5,508
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,968)	(468)	(6,685)	(3,418)
Net (increase) decrease to income before taxes	$(3,473)	$272	$(9,329)	$2,090

(1)  The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the loan related to covered loans of $17.4 million and $6.8 million for the three months ended September 30, 2014 and 2013, respectively, and $33.9 million and $38.5 million for the nine months ended September 30, 2014, and 2013, respectively.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income
Deposit fee income	$3,022	$3,547	$9,459	$12,707
Mortgage banking and other loan fees	2,065	7,173	2,040	23,187
Net gain on sales of loans	4,083	4,835	12,796	37,789
Net gain on sale of branches	14,410	—	14,410	—
Bargain purchase gain	—	—	41,977	71,702
FDIC loss sharing income	(2,420)	(4,846)	(5,967)	(7,059)
Accelerated discount on acquired loans	3,663	4,345	14,455	10,558
Net gain (loss) on sales of securities	244	—	(2,066)	100
Other income	4,928	2,930	14,518	8,597
Total noninterest income	$29,995	$17,984	$101,622	$157,581

Noninterest income increased $12.0 million to $30.0 million for the three months ended September 30, 2014, compared to $18.0 million for the same period of 2013.  The increase in noninterest income for the three months ended September 30, 2014, compared to 2013, was primarily due to net gain on sale of branches of $14.4 million recognized in the third quarter of 2014 on our sales of our ten branch offices located in Wisconsin and our single branch office in Albuquerque, New Mexico, partially offset by a decrease in mortgage banking and other loan fees of $5.1 million.  The decline in mortgage banking and other loans fees primarily reflects lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and our closure of our wholesale mortgage lending division in the fourth quarter of 2013.

Noninterest income decreased $56.0 million to $101.6 million for the nine months ended September 30, 2014, from $157.6 million for the same period of 2013.  The decrease in noninterest income for the nine months ended September 30, 2014, compared to 2013, was primarily due to the recognition of $42.0 million of bargain purchase gain in the nine months ended September 30, 2014, compared to $71.7 million of bargain purchase gain recognized during the nine months ended September 30, 2013.  In addition, the nine months ended September 30, 2014, compared to the same period in 2013, included decreases in net gain on sales of loans of $25.0 million and mortgage banking and other loan fees of $21.1 million, partially offset by the $14.4 million of net gain on sale of branches recognized in the nine months ended September 30, 2014 on the sales of our Wisconsin and New Mexico branch offices.  The bargain purchase gain recognized in the first quarter of 2014 increased $1.8 million from the previously reported level due to an adjustment to the acquisition date fair value of the deferred income tax benefit related to our acquisition of Talmer West Bank within the measurement period.  The decrease in net gain on sales of loans in the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale. The decline in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations that impacted assumed prepayment speeds, which was a detriment to earnings of $6.6 million for the nine months ended September 30, 2014, compared to a benefit of $8.6 million for the same period in 2013, in addition to lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and the closure of our wholesale mortgage lending division in the fourth quarter of 2013.

Noninterest Expenses

The following table presents noninterest expenses for the three and nine month periods ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Noninterest expenses
Salary and employee benefits	$29,752	$29,766	$95,872	$116,772
Occupancy and equipment expense	8,047	6,582	25,132	20,409
Data processing fees	1,610	3,539	5,610	7,099
Professional service fees	2,985	4,418	9,825	12,666
FDIC loss sharing expense	245	106	1,752	1,524
Bank acquisition and due diligence fees	239	171	2,218	7,874
Marketing expense	1,005	634	3,703	2,825
Other employee expense	663	943	2,163	2,648
Insurance expense	1,364	1,911	4,016	8,123
Other expense	5,353	5,303	20,491	17,865
Total noninterest expenses	$51,263	$53,373	$170,782	$197,805

Noninterest expenses decreased $2.1 million to $51.3 million for the three months ended September 30, 2014, from $53.4 million for the same period in 2013.  Total noninterest expenses for the three months ended September 30, 2014 reflect the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $9.4 million of operating costs.  The decline in noninterest expenses was primarily due to overall operating efficiencies we have created through the merger of First Place Bank into Talmer Bank, including a reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.

Noninterest expenses decreased $27.0 million to $170.8 million for the nine months ended September 30, 2014, from $197.8 million for the same period of 2013.  Total noninterest expenses for the nine months ended September 30, 2014 reflect the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $31.9 million of operating costs.  The decrease in noninterest expense for the nine months ended September 30, 2014, compared to 2013, was primarily due to decreases of $20.9 million in salary and employee benefits, $5.7 million in bank acquisition and due diligence fees and $4.1 million in insurance expense, partially offset by an increase of $4.7 million in occupancy and equipment expense.  Salary and employee benefits in the nine months ended September 30, 2014 included $6.1 million of transaction and integration related expenses including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering, while the nine months ended September 30, 2013, included $11.6 million of transaction and integration related expenses, including First Place Bank acquisition related bonuses, stock options issued and the accrual of anticipated severance payments for planned reductions in the work force.  The remaining decline in salary and employee benefits for the nine months ended September 30, 2014, compared to the same period in 2013, relates significantly to the reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.

Income Taxes and Tax-Related Items

During the three months ended September 30, 2014, we recognized income tax expense of $9.9 million on $29.4 million of pre-tax income resulting in an effective tax rate of 33.7%, compared to the three months ended September 30, 2013, in which we recognized an income tax benefit of $4.1 million on $6.5 million of pre-tax income, resulting in an effective tax rate of a negative 62.5%.  The benefit in the third quarter of 2013 was primarily driven by a $6.0 million reduction in the valuation allowance established against the deferred tax assets associated with First Place Bank pre-tax losses.  The decrease in the deferred tax asset valuation allowance during the quarter ended September 30, 2013 was largely due to a post-acquisition date reduction in our original estimates of projected realized built-in losses on loans (i.e., bad debt deductions) occurring in the one year period following the acquisition date of First Place Bank.  Without the benefit from the reversal of the $6.0 million reduction in the valuation allowance, our income tax expense in the third quarter of 2013 would have been $2.0 million, or an effective tax rate of 30.0%.

During the nine months ended September 30, 2014, we recognized income tax expense of $4.0 million on $82.4 million of pre-tax income, an effective tax rate of 4.9%, compared to an income tax expense of $636 thousand on $86.6 million of pre-tax income, an effective tax rate of 0.73%, for the nine months ended September 30, 2013.  Low effective tax rates for the nine months ended September 30, 2014 and 2013, resulted primarily from treating the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 and the $71.7 million bargain purchase gain resulting from our acquisition of First Place Bank on January 1, 2013 as non-taxable, based on the tax structure of the acquisitions. The low effective tax rate for the nine months ended September 30, 2014 was also impacted by the elimination of a $9.7 million valuation allowance on the deferred tax assets acquired in our acquisition of First Place Bank on January 1, 2013 resulting from a conclusion reached in the second quarter of 2014, with the assistance of legal and tax accounting experts, regarding the calculation of the annual Section 382 of the Internal Revenue Code limitation related to the ownership change of First Place Bank.  The low effective tax rate for the nine months ended September 30, 2013 was also impacted by a $6.0 million reduction in the valuation allowance established against the deferred tax assets associated with First Place Bank pre-tax losses discussed above.

Further information on income taxes is presented in Note 14, “Income Taxes,” of our consolidated financial statements.

Financial Condition

Balance Sheet

Total assets were $5.7 billion at September 30, 2014, compared to $4.5 billion at December 31, 2013.   Of the $1.2 billion increase, $910.3 million was related to the acquisition date fair value of assets acquired in our acquisition of Talmer West Bank.  The increase in total assets of $286.5 million, setting aside the fair value of assets acquired in our acquisition of Talmer West Bank, was primarily due to an increase in net uncovered loans of $573.6 million, securities available-for-sale of $100.8 million, company-owned life insurance of $57.1 million and loans held for sale of $37.3 million, partially offset by decreases in net covered loans of $111.7 million, cash and cash equivalents of $293.0 million and the FDIC indemnification asset of $49.4 million.  The increase in net uncovered loans reflects $668.5 million of net uncovered loan growth in Talmer Bank’s portfolio, partially offset by $94.9 million of net loan run-off in Talmer West Bank’s loan portfolio subsequent to acquisition.  The increases in securities available-for-sale and company-owned life insurance primarily reflect management’s plan to more fully deploy excess liquidity.  The increase in loans held for sale is primarily the result of an increase in new residential mortgage loan originations and the timing of when the loans are originated and when the loan sale is completed.  The decrease in net covered loans reflects the run-off of $126.3 million in covered loans partially offset by a reduction in the allowance for covered loan losses of $14.6 million. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans, new claims filed with the FDIC for losses incurred on covered loans and the write-off of our FDIC indemnification asset due to pay downs on covered loans.

Total liabilities were $5.0 billion at September 30, 2014, compared to $3.9 billion at December 31, 2013.  The acquisition date fair value of liabilities assumed in our acquisition of Talmer West Bank increased liabilities by $861.8 million.  The $1.1 billion increase in liabilities in the nine months ended September 30, 2014 was primarily due to increases in total deposits of $884.8 million, long-term debt of $86.0 million and short-term borrowings of $78.7 million.  The $884.8 million increase in total deposits primarily reflects the acquisition date fair value of deposits assumed of $857.8 million related to our acquisition of Talmer West Bank and Talmer Bank deposit growth driven largely by an increase in other brokered funds, partially offset by $389.5 million of deposits sold in our Wisconsin and New Mexico branch office sales and Talmer West Bank deposit run-off during the nine months ended September 30, 2014.  The increases in long-term debt and short-term borrowings primarily reflect Federal Home Loan Bank advances and additional securities sold under agreements to repurchase added in the nine months ending September 30, 2014, partially offset by the repayment of our $35.0 million Holding company line of credit related to our acquisition of Talmer West Bank.

Total shareholders’ equity at September 30, 2014 was $746.7 million, an increase of $129.7 million from $617.0 million at December 31, 2013.  The increase primarily reflects net income of $78.3 for the nine months ended September 30, 2014 and our initial public offering completed in February 2014 that raised $42.0 million of capital, after deducting underwriting discounts and commissions and offering expenses.

Loans

Our loan portfolio represents a broad range of borrowers primarily in the Michigan, Ohio, Illinois, Indiana, Wisconsin and Nevada markets, comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans.  All loans acquired in the CF Bancorp acquisition and all loans (except consumer loans) acquired in the First Banking Center, Peoples State Bank and Community Central Bank acquisitions were acquired under loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses incurred on such loans, and we present covered loans separately from uncovered loans due to these loss share agreements.

Residential real estate loans represent loans to consumers for the purchase or refinance of a residence.  These loans are generally financed over a 15- to 30-year term and, in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms.  Residential real estate loans also include home equity loans and lines of credit that are secured by a first- or second-lien on the borrower’s residence.  Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of September 30, 2014, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.4 billion, or approximately 34.6% of total loans, at September 30, 2014, of which approximately $282.5 million, or 20.3% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of September 30, 2014 and December 31, 2013. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
September 30, 2014
Uncovered loans
Residential real estate (1)(2)	$581,738	$567,151	$11,438	$42,252	$113,512	$9,226	$105,622	$1,430,939
Commercial real estate (3)(4)	631,627	272,328	64,334	91,442	37,850	96,634	19,146	1,213,361
Commercial and industrial (5)	393,376	97,196	15,728	137,528	27,157	10,099	109,783	790,867
Real estate construction	49,293	16,555	8,644	10,423	11,748	4,369	1,888	102,920
Consumer	35,671	3,373	1,163	2,361	1,197	2,726	46,755	93,246
Total uncovered loans	1,691,705	956,603	101,307	284,006	191,464	123,054	283,194	3,631,333

Covered loans
Residential real estate (1)	85,768	279	24,225	1,337	1,449	170	—	113,228
Commercial real estate (3)	175,904	—	40,314	2,724	74	—	480	219,496
Commercial and industrial (5)	24,993	86	21,029	848	—	—	296	47,252
Real estate construction	7,394	—	4,892	946	—	—	502	13,734
Consumer	10,002	55	10	4	11	—	—	10,082
Total covered loans	304,061	420	90,470	5,859	1,534	170	1,278	403,792
Total loans	$1,995,766	$957,023	$191,777	$289,865	$192,998	$123,224	$284,472	$4,035,125

(1) Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $412.1 million of uncovered loans and $79.0 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2) Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $135.0 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3) Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $383.7 million of uncovered loans and $165.7 million of covered loans.

(4) Commercial real estate loans to borrowers in the Cleveland MSA totaled $173.0 million of uncovered loans.

(5) Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $246.7 million of uncovered loans and $23.0 million of covered loans.

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

The following table details our loan portfolio by loan type for the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered loans
Residential real estate	$1,430,939	$1,085,453
Commercial real estate
Non-owner occupied	814,179	581,651
Owner-occupied	379,964	148,545
Farmland	19,218	25,643
Total commercial real estate	1,213,361	755,839
Commercial and industrial	790,867	446,644
Real estate construction	102,920	176,226
Consumer	93,246	9,754
Total uncovered loans	3,631,333	2,473,916

Covered loans
Residential real estate	113,228	123,334
Commercial real estate
Non-owner occupied	121,491	154,951
Owner-occupied	80,990	115,435
Farmland	17,015	29,015
Total commercial real estate	219,496	299,401
Commercial and industrial	47,252	78,437
Real estate construction	13,734	17,218
Consumer	10,082	11,678
Total covered loans	403,792	530,068
Total loans	$4,035,125	$3,003,984

Total loans were $4.0 billion at September 30, 2014, an increase of $1.0 billion from December 31, 2013, resulting from the acquisition of $571.7 million of loans at fair value in our acquisition of Talmer West Bank on January 1, 2014 and $585.8 million of net uncovered loan growth outside of the acquisition, partially offset by $126.3 million in covered loan run-off.  The $585.8 million of uncovered loan growth is the result of $676.6 million of uncovered loan growth in Talmer Bank’s loan portfolio, partially offset by $90.8 million of loan run-off in Talmer West Bank’s loan portfolio. The loan run-off in Talmer West Bank’s loan portfolio includes $23.7 million of portfolio loans sold in the Albuquerque branch sale completed July 18, 2014. The total increase in uncovered loans of $1.2 billion at September 30, 2014, compared to December 31, 2013, includes loans acquired in our acquisition of Talmer West Bank, represented by increases in commercial real estate loans of $457.5 million, residential real estate loans of $345.5 million, commercial and industrial loans of $344.2 million and consumer loans of $83.5 million, partially offset by a decline in real estate construction loans of $73.3 million.  The covered loan run-off for the nine months ended September 30, 2014 resulted from decreases in commercial real estate loans of $79.9 million, or 26.69%, commercial and industrial loans of $31.2 million, or 39.76%, residential real estate loans of $10.1 million, or 8.19%, real estate construction loans of $3.5 million, or 20.23% and consumer loans of $1.6 million, or 13.67%.  Long term, we expect to increase our concentration in commercial and industrial and owner-occupied commercial real estate while decreasing our concentration in residential real estate and non-owner occupied commercial real estate, with a goal of our overall loan portfolio mix to be approximately one-third commercial and industrial loans, less than one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of September 30, 2014.

Residential real estate loans totaled $1.5 billion at September 30, 2014, of which $1.4 billion were uncovered and $113.2 million were covered.  Of the $1.5 billion of residential real estate loans outstanding at September 30, 2014, $17.5 million (consisting of $15.8 million of uncovered loans and $1.7 million of covered loans) were on nonaccrual status.  Included in residential real estate loans are $251.0 million of home equity loans and lines of credit (consisting of $194.6 million of uncovered loans and $56.4 million of covered loans) of which $71.8 million have interest only payment terms.  These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of September 30, 2014.  Also included in residential real estate loans are $101.6 million of uncovered jumbo adjustable rate mortgages and $53.2 million of residential real estate loans with balloon payment terms (consisting of $45.7 million of uncovered loans and $7.5 million of covered loans) of which $740 thousand were on nonaccrual status as of September 30, 2014.

Real estate construction loans totaled $116.7 million at September 30, 2014, of which $103.0 million were uncovered loans and $13.7 million were covered loans.  Of the $116.7 million of real estate construction loans outstanding at September 30, 2014, $1.3 million (consisting of $253 thousand of uncovered loans and $1.1 million of covered loans) were on nonaccrual status. Included in real estate construction loans are $16.7 million of loans with balloon payment terms (consisting of $14.9 million of uncovered loans and $1.8 million of covered loans), of which only $174 thousand were on nonaccrual status as of September 30, 2014.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2014
Uncovered loans:
Residential real estate	$84,958	$101,849	$1,244,132	$1,430,939
Commercial real estate	221,376	770,703	221,282	1,213,361
Commercial and industrial	200,507	424,576	165,784	790,867
Real estate construction	22,913	27,273	52,734	102,920
Consumer	2,943	25,712	64,591	93,246
Total uncovered loans	$532,697	$1,350,113	$1,748,523	$3,631,333

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		906,159	977,383
Floating interest rates		443,954	771,140
Total		$1,350,113	$1,748,523

Covered loans:
Residential real estate	$9,554	$46,734	$56,940	$113,228
Commercial real estate	134,018	72,724	12,754	219,496
Commercial and industrial	32,384	12,645	2,223	47,252
Real estate construction	11,217	1,891	626	13,734
Consumer	211	931	8,940	10,082
Total covered loans	$187,384	$134,925	$81,483	$403,792

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		125,865	37,134
Floating interest rates		9,060	44,349
Total		$134,925	$81,483

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2013
Uncovered loans:
Residential real estate	$23,500	$48,930	$1,013,023	$1,085,453
Commercial real estate	100,614	490,468	164,757	755,839
Commercial and industrial	155,673	201,290	89,681	446,644
Real estate construction	6,657	11,799	157,770	176,226
Consumer	2,663	4,495	2,596	9,754
Total uncovered loans	$289,107	$756,982	$1,427,827	$2,473,916

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		556,077	807,531
Floating interest rates		200,905	620,296
Total		$756,982	$1,427,827

Covered loans:
Residential real estate	$11,053	$46,271	$66,010	$123,334
Commercial real estate	158,912	122,596	17,893	299,401
Commercial and industrial	48,970	25,211	4,256	78,437
Real estate construction	12,944	3,651	623	17,218
Consumer	331	906	10,441	11,678
Total covered loans	$232,210	$198,635	$99,223	$530,068

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		186,643	47,250
Floating interest rates		11,992	51,973
Total		$198,635	$99,223

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

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$24,360	$13,974	$17,746	$10,945
Loan charge-offs:
Residential real estate	(1,597)	(2,314)	(4,414)	(5,085)
Commercial real estate	(1,783)	(772)	(6,612)	(1,561)
Commercial and industrial	(826)	(623)	(1,452)	(926)
Real estate construction	(210)	(28)	(319)	(96)
Consumer	(55)	(266)	(179)	(505)
Total loan charge-offs	(4,471)	(4,003)	(12,976)	(8,173)

Recoveries of loans previously charged-off:
Residential real estate	800	1,906	2,100	2,400
Commercial real estate	1,017	185	3,501	570
Commercial and industrial	79	129	680	184
Real estate construction	—	170	964	195
Consumer	323	407	450	548
Total loan recoveries	2,219	2,797	7,695	3,897
Net charge-offs	(2,252)	(1,206)	(5,281)	(4,276)
Provision for loan losses	7,784	2,852	17,427	8,951
Balance at end of period	$29,892	$15,620	$29,892	$15,620

Allowance for loan losses as a percentage of total uncovered loans at period end	0.82%	0.67%	0.82%	0.67%
Net loan charge-offs on noncovered loans as a percentage of average uncovered loans	0.26%	0.21%	0.22%	0.27%

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$32,743	$46,312	$40,381	$51,473
Loan charge-offs:
Residential real estate	(371)	(963)	(1,646)	(2,183)
Commercial real estate	(3,106)	(2,451)	(6,301)	(8,291)
Commercial and industrial	(565)	(2,112)	(3,092)	(3,818)
Real estate construction	(219)	(803)	(1,223)	(1,613)
Consumer	(71)	(85)	(148)	(179)
Total loan charge-offs	(4,332)	(6,414)	(12,410)	(16,084)

Recoveries of loans previously charged-off:
Residential real estate	558	373	1,666	1,102
Commercial real estate	1,585	1,804	7,500	8,882
Commercial and industrial	1,067	569	3,408	2,782
Real estate construction	352	543	1,069	1,227
Consumer	70	113	248	294
Total loan recoveries	3,632	3,402	13,891	14,287
Net (charge-offs) recoveries	(700)	(3,012)	1,481	(1,797)
Provision (benefit) for loan losses	(6,275)	(727)	(16,094)	(7,103)
Balance at end of period	$25,768	$42,573	$25,768	$42,573

Allowance for loan losses as a percentage of total covered loans at period end	6.38%	7.62%	6.38%	7.62%
Net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	0.64%	2.07%	-0.41%	0.34%

Our uncovered allowance for loan losses was $29.9 million, or 0.82% of uncovered loans, at September 30, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013.  The $12.2 million increase in the uncovered allowance for loan losses during the nine months ended September 30, 2014 was primarily due to additional provision for organic loan growth along with allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans, partially offset by an improvement in historical loss factors.

The covered allowance for loan losses was $25.8 million, or 6.38% of covered loans, at September 30, 2014, compared to $40.4 million, or 7.62% of total covered loans, at December 31, 2013.  The $14.6 million decrease from December 31, 2013 to September 30, 2014 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows for certain of our covered purchased credit impaired loans.

The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses — Uncovered

	September 30, 2014
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$5,246	2.09%	51.5%	$5,650	0.48%	37.5%
Commercial real estate	5,935	2.87	42.6	4,321	0.43	32.0
Commercial and industrial	515	3.01	3.5	6,241	0.81	24.6
Real estate construction	846	9.71	1.8	520	0.55	3.0
Consumer	145	5.15	0.6	473	0.52	2.9
Total uncovered loans	$12,687	2.61%	100.0%	$17,205	0.55%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

	December 31, 2013
	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$3,088	1.22%	69.9%	$4,620	0.56%	39.4%
Commercial real estate	1,405	1.43	27.1	2,862	0.44	31.1
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Real estate construction	2	0.10	0.5	2,025	1.16	8.3
Consumer	115	3.96	0.8	225	3.29	0.3
Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$4,087	3.61%	28.0%	$4,696	3.81%	23.3%
Commercial real estate	16,563	7.55	54.4	26,394	8.82	56.5
Commercial and industrial	3,910	8.27	11.7	7,227	9.21	14.8
Real estate construction	1,152	8.39	3.4	1,984	11.52	3.2
Consumer	56	0.56	2.5	80	0.69	2.2
Total uncovered loans	$25,768	6.38%	100.0%	$40,381	7.62%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$2,284	$2,469
Commercial real estate	3,122	3,581
Commercial and industrial	135	415
Consumer	84	3
Total nonperforming troubled debt restructurings	5,625	6,468
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$13,449	$12,946
Commercial real estate	9,456	2,010
Commercial and industrial	14,339	2,266
Real estate construction	253	510
Consumer	161	97
Total nonaccrual loans other than nonperforming troubled debt restructurings	37,658	17,829
Total nonaccrual loans	43,283	24,297
Other real estate (1)	32,022	17,046
Total nonperforming assets	75,305	41,343

Performing troubled debt restructurings
Residential real estate	1,802	328
Commercial real estate	2,961	1,637
Commercial and industrial	652	1,367
Real estate construction	92	90
Consumer	56	30
Total performing troubled debt restructurings	5,563	3,452
Total uncovered impaired assets	$80,868	$44,795

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$595	$539

(1) Excludes closed branches and operating facilities.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,304	$900
Commercial real estate	4,144	6,561
Commercial and industrial	2,438	3,052
Real estate construction	614	926
Consumer	42	25
Total nonperforming troubled debt restructurings	8,542	11,464
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$433	$88
Commercial real estate	1,313	1,563
Commercial and industrial	1,653	4,149
Real estate construction	441	446
Consumer	—	6
Total nonaccrual loans other than nonperforming troubled debt restructurings	3,840	6,252
Total nonaccrual loans	12,382	17,716
Other real estate	11,766	11,571
Total nonperforming assets	24,148	29,287

Performing troubled debt restructurings
Residential real estate	2,860	2,691
Commercial real estate	14,915	14,391
Commercial and industrial	2,119	3,802
Real estate construction	108	163
Total performing troubled debt restructurings	20,002	21,047
Total covered impaired assets	$44,150	$50,334

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—

Nonperforming assets consist of nonaccrual loans and other real estate owned excluding closed branches and operating facilities. We do not consider performing TDRs to be nonperforming assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed on nonaccrual status due to the continued failure by the borrower to adhere to contractual payment terms coupled with other pertinent factors, such as insufficient collateral value.

Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments.

Total nonperforming assets were $99.5 million as of September 30, 2014, compared to $70.6 million as of December 31, 2013.  The $28.9 million increase was primarily due to an increase in uncovered nonaccrual loans of $18.9 million and a net increase in uncovered other real estate of $15.0 million, which included the January 1, 2014 addition of $30.9 million of uncovered other real estate owned related to our acquisition of Talmer West Bank on January 1, 2014.  The increase in uncovered nonaccrual loans was primarily due to a set of interrelated loans totaling $12.0 million that were moved to nonaccrual status due to doubtful collection of full principal and interest.

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

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  As of September 30, 2014, the estimated FDIC clawback liability totaled $25.7 million, including $21.5 million and $4.2 million related to the CF Bancorp and First Banking Center acquisitions, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$102,694	$7,198	$131,861	$7,783
Accretion	(6,663)	—	(18,887)	—
Sales and write-downs of other real estate owned (covered)	(88)	233	(841)	(14)
Net effect of change in allowance on covered assets (1)	(5,484)	—	(13,639)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,018)	8,018	(16,053)	16,053
Decrease due to recoveries net of additional claimable expenses incurred (2)	—	(269)	—	(4,588)
Claim payments received from the FDIC	—	(2,307)	—	(6,361)
Balance at end of period	$82,441	$12,873	$82,441	$12,873

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$171,956	$17,573	$226,356	$17,999
Accretion	(6,032)	—	(21,088)	—
Sales and write-downs of other real estate owned (covered)	(1,070)	861	(3,388)	2,288
Net effect of change in allowance on covered assets (1)	(8,179)	—	(29,052)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,350)	8,350	(24,503)	24,503
Decrease due to additional claimable expenses incurred net of recoveries (2)	—	(2,713)	—	(2,326)
Claim payments received from the FDIC	—	(10,541)	—	(28,934)
Balance at end of period	$148,325	$13,530	$148,325	$13,530

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

Securities Available-for-Sale

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$105,690	$98,237
Obligations of state and political subdivisions:
Taxable	397	396
Tax exempt	220,530	182,000
Small Business Administration (SBA) Pools	35,332	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	299,605	218,922
Privately issued	9,959	4,446
Privately issued commercial mortgage backed securities	5,135	5,147
Corporate debt securities:
Senior debt	39,613	43,845
Subordinated debt	18,228	24,175
Equity securities	—	489
Total securities available-for-sale	$734,489	$620,083

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2014, total securities available-for-sale were $734.5 million, or 12.79% of total assets, compared to $620.1 million, or 13.64% of total assets, at December 31, 2013.  The $114.4 million increase from December 31, 2013 to September 30, 2014, primarily reflected increases in a diverse mix of investments including residential mortgage-backed securities, obligations of state and political subdivisions and U.S. government sponsored agency obligations which reflect management’s plan to more fully deploy excess liquidity, partially offset by a decrease in corporate debt securities.  Securities with a carrying value of $423.1 million and $264.6 million were pledged at September 30, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

The following tables show contractual maturities and yields for the securities available-for-sale portfolio at September 30, 2014 and December 31, 2013.

	Maturity as of September 30, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$10,000	1.65%	$39,071	2.13%	$56,735	1.19%
Obligations of state and political subdivisions:
Taxable	—	—	397	6.19	—	—	—	—
Tax exempt (2)	77	2.28	36,996	3.98	122,640	4.34	57,958	4.79
SBA Pools (3) (4)	—	—	1,715	0.92	33,631	0.86	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	7,682	2.92	230,970	2.43	60,939	2.42	—	—
Privately issued (1)	798	4.43	1,026	1.51	8,160	3.16	—	—
Commercial mortgage-backed securities (3)	—	—	5,141	2.19	—	—	—	—
Corporate debt securities (5)	1,755	1.54	36,837	1.90	4,000	4.28	14,750	2.95
Total securities available-for-sale	$10,312	2.80%	$323,082	2.52%	$268,441	3.11%	$129,443	3.00%

(1) Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency CMO’s. $66.7 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 29 basis points and 204 basis points, respectively, or resulting in average yields of 2.41% and 3.22%, respectively.

(2) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3) Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4) All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current September 30, 2014 indexed coupon rates are assumed to remain constant until maturity.

(5) Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $5.9 million and $11.8 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current September 30, 2014 indexed coupon rates are assumed to remain constant until maturity.

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

Loan servicing rights

Loan servicing rights are created as a result of the purchase of mortgage servicing rights and our mortgage banking origination activities, the purchase and origination of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheets.  As of September 30, 2014, we serviced loans with an aggregate outstanding principal balance of $7.3 billion.

Total loan servicing rights were $74.4 million as of September 30, 2014, compared to $78.6 million as of December 31, 2013.  The $4.2 million decrease was due to a $6.5 million change in the fair value of loan servicing rights from December 31, 2013 to September 30, 2014 and $4.5 million of reduced fair value due to loans paid off during the period, partially offset by $6.8 million of loan servicing rights added to the portfolio during the nine months ended September 30, 2014.

Deposits

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing demand deposits	$908,343	$779,379
Interest-bearing demand deposits	673,336	598,281
Money market and savings deposits	1,173,697	1,215,864
Time deposits	1,256,981	927,313
Other brokered funds	473,240	80,000
Total deposits	$4,485,597	$3,600,837

Total deposits were $4.5 billion at September 30, 2014 and $3.6 billion at December 31, 2013, representing 89.76% and 91.62% of total liabilities at each period end, respectively.  The fair value of deposits acquired in our acquisition of Talmer West Bank totaled $857.8 million consisting of time deposits of $407.2 million, noninterest-bearing deposits of $175.1 million, money market and savings deposits of $166.0 million, and interest-bearing deposits of $109.5 million.  Since the acquisition of Talmer West Bank, there has been $416.4 million of deposit growth, partially offset by $389.5 million of deposits sold in our Wisconsin and New Mexico branch office sales.  The growth in deposits is primarily due to increases of $393.2 million in other brokered funds, $52.5 million in interest —bearing demand deposits and $39.3 million in noninterest-bearing demand deposits, partially offset by a decrease in money market and savings deposits of $66.1 million.  Our interest-bearing deposit costs were 27 basis points and 30 basis points for the nine months ended September 30, 2014 and 2013, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Maturing in
3 months or less	$236,540	$103,297
3 months to 6 months	114,882	88,492
6 months to 1 year	213,591	82,517
1 year or greater	157,660	115,508
Total	$722,673	$389,814

Borrowings

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Short-term borrowings:
Securities sold under agreements to repurchase	$80,573	$36,876
FHLB advances	70,000	—
Holding company line of credit	—	35,000
Total short-term borrowings	150,573	71,876
Long-term debt:
FHLB advances (1)	217,466	130,368
Securities sold under agreements to repurchase (2)	56,853	58,079
Subordinated notes related to trust preferred securities (3)	10,690	10,590
Total long-term debt	285,009	199,037
Total short-term borrowings and long-term debt:	$435,582	$270,913

(1) The September 30, 2014 balance includes advances payable of $210.2 million and purchase accounting premiums of $7.3 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(2) The September 30, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.9 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3) The September 30, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million, respectively.  The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million, respectively.

Total short-term borrowings and long-term debt outstanding at September 30, 2014 was $435.6 million, an increase of $164.7 million from $270.9 million at December 31, 2013.  The increase in total borrowings was primarily due to the net additions of $157.2 million in FHLB advances and $42.5 million in securities sold under agreements to repurchase, partially offset by the repayment of our $35.0 million Holding company line of credit.

Total debt was collateralized by $2.1 billion of commercial and mortgage loans, mortgage-backed securities and bonds at September 30, 2014, compared to $949.6 million of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2013.  See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$727,945	$595,849	$617,015	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	—	—	31
Net income	19,515	10,544	78,348	86,005
Other comprehensive income (loss)	(146)	193	10,083	(9,283)
Stock based compensation expense	343	245	798	9,335
Issuance of common shares	(301)	—	41,112	—
Cash dividends paid on common stock ($0.01 per share)	(704)	—	(704)	—
Balance at end of period	$746,652	$606,831	$746,652	$606,831

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

Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements continued to be met.  In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.

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

The capital ratios of Talmer West Bank at September 30, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

Our capital ratios exceeded the well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Capital Ratio
September 30, 2014
Total risk-based capital
Consolidated	N/A	16.8%
Talmer Bank and Trust	10.0	16.7
Talmer West Bank (1)	N/A	18.5

Tier 1 risk-based capital
Consolidated	N/A	15.6
Talmer Bank and Trust	6.0	15.4
Talmer West Bank (1)	N/A	17.7

Tier 1 leverage ratio
Consolidated	N/A	11.5
Talmer Bank and Trust	5.0	11.5
Talmer West Bank (1)	N/A	11.6

December 31, 2013
Total risk-based capital
Consolidated	N/A	19.2
Talmer Bank and Trust	10.0	18.4
First Place Bank (2)	N/A	15.9

Tier 1 risk-based capital
Consolidated	N/A	18.3
Talmer Bank and Trust	6.0	17.1
First Place Bank (2)	N/A	15.3

Tier 1 leverage ratio
Consolidated	N/A	12.2
Talmer Bank and Trust	5.0	10.3
First Place Bank (2)	N/A	11.7

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

A cash dividend on our Class A common stock of $0.01 per share was declared on November 4, 2014.  The dividend will be paid on November 28, 2014, to our Class A common shareholders of record as of November 17, 2014.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk.  At September 30, 2014 and December 31, 2013, the allowance for off-balance sheet risk was $498 thousand and $1.0 million, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$591,410	$542,898	$1,134,308	$523,666	$216,473	$740,139
Standby letters of credit	69,169	4,037	73,206	68,452	561	69,013
Total commitments	$660,579	$546,935	$1,207,514	$592,118	$217,034	$809,152

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

We additionally enter into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies (“customer-initiated derivatives”) and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.  We generally take offsetting positions with dealer counterparts to mitigate the inherent risk.  The agreements with our derivative counterparties contain a provision where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.  As of September 30, 2014 the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $195 thousand.

The following table reflects the amount and fair value of our derivatives.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Forward contracts related to mortgage loans to be delivered for sale	$—	$—	$168,746	$1,484
Interest rate lock commitments	77,078	1,429	67,685	1,146
Customer initiated derivatives	16,387	369	—	—
Total included in “Other assets”	$93,465	$1,798	$236,431	$2,630

Included in “Other liabilities”:
Forward contracts related to mortgage loans to be delivered for sale	$167,795	$166	$—	$—
Customer initiated derivatives	13,764	195	—	—
Total included in “Other liabilities”	$181,559	$361	$—	$—

Note 11, “Derivative Instruments,” to our consolidated financial statements includes additional information about these derivative contracts.

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria.  Our estimated liability recorded in connection with these representations and warranties was $4.0 million and $4.8 million at September 30, 2014 and December 31, 2013, respectively.  The reserve at September 30, 2014 included $1.9 million for general allowances and $2.1 million for specific claims.  The liability for specific claims includes liability for the estimated likelihood of payment of the claims while the general allowance is developed using a model to estimate the unknown liability including inputs such as the loans sold by year, the number and dollar amount of claims to-date by year, the rate of claims being rescinded and the estimate of the amount of the loss as a percent of the loan balance.  During the three months ended September 30, 2014 and 2013, we paid $309 thousand and $1.2 million, respectively, in claims and recorded $309 thousand of provision expense and $192 thousand of provision benefit, respectively, to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties. During the nine months ended September 30, 2014 and 2013, we paid $2.0 million and $4.0 million, respectively, in claims and expensed $1.3 million and $1.7 million, respectively, to provide for a sufficient reserve in connection with these mortgage banking loan sales representations and warranties.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of September 30, 2014.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future minimum lease payments (1)	$36,380	$6,664	$11,036	$8,659	$10,021
FHLB borrowings	280,145	70,000	188,295	11,350	10,500
Securities sold under agreements to repurchase	130,573	80,573	40,000	—	10,000
Subordinated notes related to trust preferred securities	15,000	—	—	—	15,000
Total	$462,098	$157,237	$239,331	$20,009	$45,521

(1) Contractual obligations include a reduction for sublease income totaling $734 thousand expected to be received in the following periods: $451 thousand (less than one year); $240 thousand (1-3 years); and $43 thousand (3-5 years).

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

At September 30, 2014, we had liquidity on hand of $610.1 million, compared to $694.5 million at December 31, 2013.  Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of September 30, 2014, we had $280.2 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2014 to 2027.  We also maintain relationships with correspondent banks which could provide funds on short notice, if needed.  In addition, because Talmer Bank is “well capitalized,” it can accept wholesale deposits up to approximately $1.5 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of September 30, 2014.

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

The interest-rate risk position is measured and monitored at each bank subsidiary using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure. In addition, periodic Earnings at Risk analyses incorporate the expected change in the value of loan servicing rights and the net interest income simulation results.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of September 30, 2014 and December 31, 2013, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for September 30, 2014 reflect the addition of Talmer West Bank.

	September 30, 2014		December 31, 2013
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	2.3%	4.6%	4.7%	24.4%
+300 basis points	1.6	3.4	3.3	18.3
+200 basis points	0.9	2.3	2.1	12.3
+100 basis points	0.4	1.2	0.8	6.2
-100 basis points	(4.1)	(5.3)	(3.3)	(5.5)
-200 basis points	(9.3)	(11.9)	(7.2)	(10.5)
-300 basis points	(11.4)	(14.2)	(8.6)	(12.2)
-400 basis points	(12.2)	(15.0)	(9.2)	(12.8)

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

The table below presents the change in our economic value of equity as of September 30, 2014 and December 31, 2013 assuming immediate parallel shifts in interest rates.  Simulation results for September 30, 2014 reflect the addition of Talmer West Bank in addition to a model adjustment based upon our own historical model which resulted in longer lives of our non-core deposits.

	September 30, 2014	December 31, 2013
+400 basis points	(21.4)%	(33.8)%
+300 basis points	(15.3)	(24.2)
+200 basis points	(8.8)	(14.7)
+100 basis points	(3.8)	(6.4)
-100 basis points	(0.1)	2.6
-200 basis points	(0.2)	7.1
-300 basis points	0.5	9.3
-400 basis points	1.1	9.4

Operational Risk

Operational risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls, enterprise risk management, operating processes and employee awareness to assess the impact on earnings and capital and to improve the oversight of our operational risk.

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2014, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidate Financial Statements.(1)

(1)        Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

November 14, 2014	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)