Form 10-K
period 2014-12-31
TALMER BANCORP, INC.
filed 2015-03-26
CIK 1360683

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $793.7 million

         The number of shares outstanding of the registrant's Class A common stock, par value $1.00 per share, as of March 25, 2015 was 70,940,013.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

  •
  costs or difficulties related to the integration of the banks we acquired or may acquire, including Talmer West Bank and Signature Bank, may be greater than expected;

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

PART I

Item 1.    Business.

Overview

        Talmer Bancorp, Inc. was incorporated under the laws of the State of Michigan in February 2003 and it became the bank holding company for Talmer Bank and Trust in 2007. Talmer Bank and Trust is a Michigan state-chartered bank that opened in August 2007 in Troy, Michigan. Between April 30, 2010 and December 31, 2014, we successfully completed seven acquisitions totaling $5.9 billion in assets and $5.8 billion in liabilities. In addition, on February 6, 2015, we closed on our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank. First of Huron Corp. was immediately merged into the Company followed by the merger of Signature Bank with and into Talmer Bank and Trust. During the year ended December 31, 2014, we operated through three subsidiary banks, Talmer Bank and Trust, First Place Bank, a federal savings association, and Talmer West Bank, a Michigan state-chartered bank. First Place Bank was merged with and into Talmer Bank and Trust on February 10, 2014. Following the merger of First Place Bank into Talmer Bank and Trust on February 10, 2014, we now operate two subsidiary banks, Talmer Bank and Trust and Talmer West Bank. Our banks principally operate through 78 branches in Michigan, Ohio, Indiana, Illinois and Nevada and four lending offices located primarily in the Midwest.

        In this report, unless the context suggests otherwise, references to "Talmer Bancorp, Inc.," "the Company," "we," "us," and "our" mean the combined business of Talmer Bancorp, Inc. and its subsidiary banks, Talmer Bank and Trust ("Talmer Bank") and Talmer West Bank. However, if the discussion relates to a period before our acquisition of First Place Bank on January 1, 2013, the terms refer to Talmer Bancorp, Inc. and Talmer Bank; if the discussion relates to a period before our acquisition of Talmer West Bank on January 1, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and First Place Bank; and if the discussion relates to a period following the merger of First Place Bank with and into Talmer Bank on February 10, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank. References to our "Class A common stock" and "common stock" refer to our Class A voting common stock, par value $1.00 per share.

Our History and Growth

  April 2010 Offering and FDIC-Assisted Acquisitions

        We have grown substantially since our operations began in August of 2007, with much of the growth occurring through acquisitions. On April 30, 2010, we closed on a private placement of our common stock that raised $200.0 million from new investors. Also on April 30, 2010, Talmer Bank acquired certain of the assets and certain of the deposits of CF Bancorp, a Michigan chartered savings bank, from the FDIC, as receiver. Since April 30, 2010, Talmer Bank has completed the following three additional FDIC-assisted acquisitions, all of which have been fully integrated into our operations:

  •
  First Banking Center, Burlington, Wisconsin on November 19, 2010;

  •
  Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and

  •
  Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

In each of our FDIC-assisted acquisitions, Talmer Bank entered into loss share agreements with the FDIC that cover certain of the acquired assets, including 100% of the acquired loans (other than consumer loans with respect to our acquisitions of First Banking Center, People State Bank and Community Central Bank) and other real estate.

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

        Immediately prior to our consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. In connection with the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit and received $33.0 million in dividend capital from Talmer Bank. We used a portion of the net proceeds from our initial public offering to repay, in full, the $35.0 million line of credit. References in this report to Talmer West Bank refer to Talmer West Bank as the surviving bank in the merger of Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank.

        Although we acquired five branches in Nevada and New Mexico that are outside of our target markets, 12 of the branches we acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within our target market areas. As noted below, we sold the single branch in New Mexico in July 2014 and consolidated our four branches in Nevada into one branch in September 2014. We will continue to evaluate our long-term strategy with respect to our Nevada branch in light of our Midwest regional bank focus.

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

        For a further discussion of the Consent Order, see "Risk Factors—Michigan Commerce Bank was subject to a Consent Order issued by its regulators on April 5, 2010 that requires it to take specified actions, and the Consent Order remains in effect following the consummation of our acquisition of Michigan Commerce Bank, now Talmer West Bank, on January 1, 2014." Once the Consent Order is lifted, we plan to consolidate Talmer West Bank with Talmer Bank.

  Branch Sales and Consolidations

        On July 18, 2014, we sold our single Talmer West Bank branch office located in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc.

        Additionally, on August 8, 2014, we sold ten branch offices of Talmer Bank located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation. Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014.

        In September 2014, we consolidated our four Talmer West Bank branch offices located in Las Vegas, Nevada into one branch.

Recent Developments

  Acquisition of First of Huron Corp.

        Effective February 6, 2015, we completed our merger with First of Huron Corp. for aggregate cash consideration of $13.4 million. In connection with the merger, First of Huron Corp. merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger. Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of First of Huron Corp., merged with and into Talmer Bank, with Talmer Bank as the surviving bank. Signature Bank had total assets of $230.4 million as of December 31, 2014, including $170.0 million of net total loans. We also assumed approximately $5.0 million of trust preferred securities.

        In this report, we refer to our seven completed acquisitions collectively as the "acquisitions" and refer to CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank, Talmer West Bank and Signature Bank collectively as the "Acquired Banks." In addition, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "uncovered loans." All of the loans and other real estate covered under the loss share agreements with the FDIC are referred to as "covered assets." We refer to our loans acquired in our acquisitions as "acquired loans," regardless of whether they are covered under loss share agreements with the FDIC.

  Repurchase of Warrants

        On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the "WL Ross Funds"). The warrants were originally granted to the WL Ross Funds in 2010 and 2012 in connection with our private offerings, in which we raised capital to support the acquisition of various troubled institutions. The purchase price, determined utilizing the closing price of our stock on the date of repurchase, resulted in an aggregate purchase price of $19.9 million. The warrants that were repurchased contributed 1.3 million shares to our average diluted common shares outstanding for the year ended December 31, 2014.

Our Market Area

        We are a regional banking franchise concentrated in Michigan and Ohio, and we operate in multiple additional markets located primarily in the Midwest. At December 31, 2014, our Michigan market included our headquarters in north suburban Troy, Michigan with 45 additional branches in Oakland, St. Clair, Wayne, Genesee, Macomb, Lapeer, Sanilac, Huron, Kalamazoo, Livingston, Washtenaw, Muskegon and Kent counties. In addition, at December 31, 2014, our Ohio market included 28 branches in Mahoning, Trumbull, Lorain, Cuyahoga, Portage and Franklin counties; our Indiana market included two branches in Elkhart County; and our Illinois market included one branch in Chicago. As of December 31, 2014, we also operated one branch in Clark County, Nevada.

        On February 6, 2015, we acquired Signature Bank, which expanded our presence into new and existing metropolitan statistical areas in Michigan, with the addition of five branches in Huron County, one branch in Saginaw County and one branch in Tuscola County.

        The following table shows key deposit and demographic information about our Midwest market areas and our presence in these markets as of December 31, 2014, and has not been adjusted to reflect our acquisition of Signature Bank on February 6, 2015.

(Dollars in thousands, except for Household Income, which is in actual dollars)
Talmer Bancorp Inc.				Total Market Area
Metropolitan Statistical Area	Number of Branches 12/31/2014	Company Deposits in Market ($000) 12/31/2014	Deposit Market Share (%)(1)	Total Deposits in Market Area(2)	2014 Population(3)	2014 - 2019 Projected Population Growth(3)	2014 Median Household Income(3)	2014 - 2019 Projected Growth in Household Income(3)	Unemployment Rate(4)
Michigan
Detroit-Warren-Livonia, MI	33	2,642,678	1.82	105,326,972	4,291,337	(0.09)	48,514	0.73	8.1
Flint, MI	5	155,380	4.38	3,591,545	412,977	(3.11)	41,617	2.50	6.2
Grand Rapids-Wyoming, MI	2	43,385	0.61	17,841,736	1,017,542	2.75	50,978	4.73	4.2
Ann Arbor, MI	1	149,964	2.33	6,935,901	354,530	2.55	58,718	5.70	4.1
Kalamazoo-Portage, MI	1	63,941	2.03	3,479,392	332,269	1.62	43,721	0.03	4.9
Muskegon, MI	1	29,579	1.85	1,409,184	169,536	(1.25)	37,778	1.96	5.5
Ohio
Youngstown-Warren-Boardman, OH-PA	17	763,892	8.68	8,910,220	552,757	(2.29)	41,401	4.01	5.0
Cleveland-Elyria, OH	8	237,786	0.44	56,680,823	2,054,146	(1.08)	46,431	2.02	5.4
Akron, OH	2	64,647	0.51	12,764,346	701,083	(0.32)	46,959	1.18	4.3
Columbus, OH	1	10,607	0.02	49,341,108	1,971,051	3.33	53,413	6.35	3.9
Indiana
Elkhart-Goshen, IN	2	55,473	2.78	2,377,059	200,879	2.07	42,250	(5.78)	4.8
Illinois
Chicago-Naperville-Elgin, IL-IN-WI	1	39,798	0.01	354,010,632	9,557,430	1.13	57,972	0.84	6.1
Nevada
Las Vegas-Henderson-Paradise, NV	1	131,074	0.46	39,357,103	2,034,918	5.54	46,704	(7.79)	6.8
MSA Totals	75			662,026,021	23,650,455
Weighted Average: MSA						(0.19)	46,848	1.38
Branches not in any MSA totals*	3	160,659		23,724,160
Weighted Average: Branches not in any MSA						(0.28)	46,668	1.45

(1)
The total market share % data displayed is as of June 30, 2014. Source: SNL Financial

(2)
Deposit data is for banks and thrifts only as of June 30, 2014 and does not include credit unions. Source: SNL Financial

(3)
Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI based primarily on US Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

(4)
Source: U.S Department of Labor. Unemployment rate is as of October 31, 2014.

N/A—not available

*
Sanilac (MI), Huron (MI), and Ottawa (MI) counties

        At December 31, 2014, approximately 50.0% of our loans were to borrowers located in Michigan, 22.0% were to borrowers located in Ohio, 7.0% were to borrowers located in Illinois, 4.0% were to borrowers located in Indiana, 4.0% were to borrowers located in Wisconsin and 3.0% were to borrowers located in Nevada. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (MSA), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.5 billion, or 36.1% of total loans, at December 31, 2014, of which $259.3 million, or 16.9%, were covered by loss share agreements with the FDIC. Of the loans to borrowers in the Detroit-Warren-Livonia MSA that were not covered by loss share agreements with the FDIC, $501.0 million were commercial real estate loans, $437.0 million were residential real estate loans and $257.0 million were commercial and industrial loans.

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

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, which have greater financial resources, access to more capital and higher lending capacity than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Without adjusting for our acquisition of Signature Bank, our largest deposit market areas included the Detroit-Warren-Livonia Metropolitan Statistical Area (MSA), Youngstown-Warren-Boardman MSA, Cleveland-Elyria-Mentor MSA, Flint, MI MSA and Ann Arbor, MI MSA of which we held 1.82%, 8.68%, 0.44%, 4.38% and 2.33%, respectively, of the deposit market share as of June 30, 2014.

Loss Share Resolution

        As described above, we have completed four FDIC-assisted acquisitions that significantly grew our asset and liability base. In connection with each of our FDIC-assisted acquisitions, we entered into two loss share agreements with the FDIC. The first type of loss share agreement covers single-family residential mortgage loans (the "Single Family Loss Agreement") and the second type of loss share agreement covers construction, commercial real estate and commercial and industrial loans, other real estate owned and other commercial assets (the "Commercial Loss Agreement"). As of December 31, 2014, 8.2% of our loans were covered by loss share agreements with the FDIC. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in our FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under FDIC loss share agreements. As of December 31, 2014, our covered loans totaled $346.5 million and our uncovered loans totaled $3.9 billion.

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

        To ensure compliance with the terms and conditions of the loss share agreements, we use several departments to monitor, manage and administer the different aspects of the loss share agreements. We have a Special Assets Group that is part of our commercial collection and consumer collection functions and reports to our Chief Legal Counsel. All of the members of our collections teams are experienced loan workout officers and have 20 or more years of experience in commercial lending and commercial collections. The immediate objective of our Special Assets Groups is to remediate the covered problem assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to us and the FDIC.

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

Lending Activities

        We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. At December 31, 2014, we had net total loans of $4.2 billion, representing 71.4% of our total assets. Net total loans is the remaining balance after subtracting the accretable discount, non-accretable discount, allowance for loan losses and unamortized loan origination fees.

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

  Commercial and Industrial Loans

        At December 31, 2014, commercial and industrial loans amounted to $902.1 million, or 21.2% of our total loan portfolio. Of these loans, 3.6% are covered by loss share agreements with the FDIC.

        We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry,professional service areas and agricultural. In our credit underwriting process, we carefully evaluate the borrower's industry, management skills, operating performance, liquidity and financial condition. We underwrite commercial and industrial credits based on a multiple of repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. We closely monitor the operating performance, liquidity and financial condition of the borrowers through analysis of required periodic financial statements and meetings with the borrower's management.

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

        As of December 31, 2014, loans secured by first or second mortgages on real estate comprised $3.0 billion, or 71.4% of our loan portfolio. Of these loans, 9.7% are covered by loss share agreements with the FDIC. These loans generally fall into one of two categories: commercial real estate loans or residential real estate loans.

  •
  Commercial Real Estate Loans.  At December 31, 2014, commercial real estate loans amounted to $1.5 billion, or 35.24% of our loan portfolio. These loans generally have terms of five years while payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in our commercial real estate portfolio by emphasizing loans secured by owner-occupied buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower maintain specific debt service covenants. To ensure secondary sources of payment and liquidity to support a loan, we review the financial statements of the operating company and the personal financial statements of the principal owners and may require their personal guarantees.

  •
  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans which generally have terms of up to 30 years, we typically originate these loans for third-party investors, although we do retain some of these loans from time to time taking into account asset-liability and liquidity considerations. At December 31, 2014, residential real estate loans amounted to $1.5 billion, or 36.1% of our loan portfolio of which home equity loans and lines of credit comprised $240.8 million, or 15.7%. We generally originate one-to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance or Federal Housing Administration and Veteran Affairs guarantees are generally required for such loans with a loan-to-value ratio of greater than 80%.

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

  Real Estate Construction Loans

        At December 31, 2014, real estate construction loans amounted to $141.1 million, or 3.3% of our loan portfolio. Of these loans, 6.7% are covered by loss share agreements with the FDIC. We offer fixed and adjustable rate residential and commercial real estate construction loans to builders and developers and to consumers who wish to build their own homes. Construction loans to consumers to build their own homes are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. These construction loans have rates and terms that are similar to other one- to four-family loans we offer, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95% on an as-completed basis. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required to reduce credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, we perform a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.

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

  Consumer Loans

        At December 31, 2014, consumer and other loans amounted to $174.1 million, or 4.1% of our loan portfolio. Of these loans, 5.5% are covered by loss share agreements with the FDIC. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

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

  Loan Servicing

        We service residential, commercial, and agricultural mortgage loans for investors under contracts where we receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property taxes and insurance premiums on behalf of borrowers. At December 31, 2014, we had approximately 41 thousand loans serviced for others totaling $7.3 billion. In the second quarter of 2013, we began utilizing a third-party sub-servicer for a majority of our serviced loans. While we choose to utilize a servicing vendor to assist us in the conduct of our mortgage servicing activities, we continue to own the mortgage servicing assets for which we are compensated as described below.

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

        We maintain a robust loan review function by utilizing an internal loan review team as well as third-party loan review firms that report to Enterprise Risk and the Audit Committee of the Board of Directors to ensure independence and objectivity. The Audit Committee shares loan review reports with the Loan and Credit Risk Committee of the Board of Directors to assist that committee with its obligations, and it provides a quarterly summary to the Board that describes trends and identifies significant changes in the overall quality of the portfolio identified by the loan review department. The examinations performed by the loan review department are based on risk assessments of individual loan commitments within our loan portfolio over a period of time. At the conclusion of each unit review, the loan review department provides senior management with a report that summarizes the findings of the review. At a minimum, the report addresses risk rating accuracy, compliance with regulations and policies, loan documentation accuracy, the timely receipt of financial statements, and any additional material issues.

Lending Limits

        Our lending activities are subject to a variety of lending limits imposed by federal law. In general, each of our bank subsidiaries are subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of Talmer Bank at December 31, 2014, Talmer Bank's legal lending limits were approximately $90.0 million (15%) and $150.0 million (25%), and Talmer Bank maintains an internal lending limit of $30.0 million. Based upon the capitalization of Talmer West Bank at December 31, 2014, Talmer West Bank's legal lending limits were approximately $23.1 million (15%) and $38.5 million (25%) and Talmer West Bank maintained an internal lending limit of $14.0 million. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Employees

        As of December 31, 2014, we had 1,239 full-time employees and 169 part-time employees.

SUPERVISION AND REGULATION

        Talmer Bancorp, Inc., and its subsidiary banks, Talmer Bank and Talmer West Bank are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

        Markets in the United States and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007. These circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and caused an overall loss of investor confidence. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, created strains on financial institutions. Many borrowers became unable to repay their loans, and the collateral securing these loans, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following laws have been enacted and other regulatory and governmental actions have recently been taken.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

  •
  Minimum Leverage and Risk-Based Capital Requirements.  Under the act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As discussed below in Basal Capital Standards, the Federal banking agencies issued new rules in 2013, many of which are now in effect. As a result, Talmer Bancorp, Inc. and its subsidiary banks are subject to at least the same capital requirements and must include the same components in regulatory capital.

  •
  Deposit Insurance Modifications.  The act modifies the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The act also permanently raises the standard maximum insurance amount to $250,000.

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

    The act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are "qualified mortgages." On January 10, 2014, new CFPB rules took effect that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan's monthly payments. The rules extend the requirement that creditors verify and document a borrower's income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The rules also define "qualified mortgages," imposing both underwriting standards—for example, a borrower's debt-to-income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

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

  Basel Capital Standards

        In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the "Basel III" capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as "Basel II" and "Basel 2.5." On July 2, 2013, the Federal Reserve adopted a final rule to implement the Basel regulatory capital reforms through what we refer to herein as the "Basel III capital framework" and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim" final rule. The rule applies to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as "covered" banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on "advanced approaches" banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014, for advanced approaches banking organizations, and began to phase in on January 1, 2015, for other covered banking organizations, including ourselves. The requirements in the rule will be fully phased in by January 1, 2019.

        The rule imposes higher risk-based capital and leverage requirements than those previously in place. Specifically, the rule imposes the following minimum capital requirements:

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

        Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital.

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

        The previous capital rules required certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

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

        As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities; providing financial and investment advisory services and underwriting services; and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require Federal Reserve approval or non-objection before any person or company acquires "control" of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. Pursuant to its previously issued guidance, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person's ownership does not include 15% or more of any class of voting securities. Under the Change in Bank Control Act, a person or company is required to file a notice if it will, as a result of the transaction, own or control 25% or more of any class of voting securities or direct the management or policies of a bank or bank holding company. In some cases, notice will be required if the acquirer will own or control 10% or more of any class of voting securities.

        Source of Strength.    There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, which was confirmed in the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent the Federal Reserve's policy. Under the FDIC Improvement Act, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution becomes undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

        The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants the Federal banking agencies additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        In addition, the "cross guarantee" provisions of the Federal Deposit Insurance Act require each insured depository institution under common control with another insured depository institution to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the

FDIC to the commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution providing the reimbursement or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of each insured depository institutions.

        The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor claims or shareholder claims. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of our banks.

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

        Capital Requirements.    The Federal Reserve imposes certain capital requirements on Talmer Bancorp, Inc. under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to our subsidiary banks and are described above under "Basel Capital Standards" and below under "Bank Regulation—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to our subsidiary banks, and these loans may be repaid from dividends paid from our subsidiary banks to the Company. Our ability to pay dividends depends on the ability of our bank subsidiaries to pay dividends to us, which is subject to regulatory restrictions as described below in "Bank Regulation—Dividends." We are also able to raise capital for contribution to our bank subsidiaries by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        We can remain an emerging growth company for up to five years from our initial public offering in February 2014, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

        All insured depository institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured depository institutions file quarterly call reports with their federal regulatory agency and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.

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

        In general, the FDIC Policy Statement imposes the following provisions, among others, on those institutions and investors to which it applies. First, the insured depository institution is required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years, and thereafter maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership by the investors covered by the FDIC Policy Statement ("covered investors"). Our most recent failed bank acquisition closed on April 29, 2011 and, therefore, our heightened capital requirement expired on April 29, 2014. Now that the heightened capital requirement has expired, management intends to maintain a ratio of Tier 1 common equity to total assets of 8.5%. Second, covered investors that collectively own 80% or more of two or more insured depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, the depository institution is prohibited from extending credit to its covered investors and to affiliates of its covered investors. Fourth, covered investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions. The FDIC has interpreted this prohibition to apply to a wide range of non-U.S. jurisdictions. In its guidance, the FDIC has required that non-U.S. investors subject to the FDIC Policy Statement invest through a U.S. subsidiary and adhere to certain requirements related to record keeping and information sharing. Fifth, without FDIC approval, covered investors generally are prohibited from selling or otherwise transferring their securities in the institution for a three-year period following the time of certain acquisitions. This three-year period expired on April 30, 2013 with respect to our covered investors. Sixth, covered investors may not employ complex and functionally opaque ownership structures to invest in insured depository institutions. Seventh, investors that own 10% or more of the equity of a failed depository institution are not eligible to bid for that failed institution in an FDIC auction. Eighth, covered investors may be required to provide information to the FDIC, such as with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. Ninth, the FDIC Policy Statement does not replace or substitute for otherwise applicable regulations or statutes. We believe that we are in compliance with each of the requirements of the FDIC Policy Statement applicable to us.

  Prompt Corrective Action

        As an insured depository institution, each of our subsidiary banks is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. The following is a list of the criteria for each prompt corrective action category under the prompt corrective actions rules that took effect on January 1, 2015:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

  •
  has total risk-based capital ratio of 10% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 8% or greater; and

  •
  has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and

  •
  has a leverage capital ratio of 5% or greater; and

  •
  is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

  •
  has a total risk-based capital ratio of 8% or greater; and

  •
  has a Tier 1 risk-based capital ratio of 6% or greater; and

  •
  has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and

  •
  has a leverage capital ratio of 4% or greater.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 8%; or

    •
    has a Tier 1 risk-based capital ratio of less than 6%; or

    •
    has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater; or

    •
    has a leverage capital ratio of less than 4%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

  •
  has a total risk-based capital ratio of less than 6%; or

  •
  has a Tier 1 risk-based capital ratio of less than 4%; or

  •
  has a common equity Tier 1 risk-based capital ratio of less than 3% or greater; or

  •
  has a leverage capital ratio of less than 3%.

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

        If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, the rates the institution may pay on the brokered deposits will be limited. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

        Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

        Under the prompt corrective action criteria in effect on December 31, 2014, a well capitalized institution was one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2014, Talmer Bank's regulatory capital surpassed the levels required to be considered "well capitalized." As of December 31, 2014, Talmer West Bank's regulatory capital surpassed the levels required to be in compliance with the Consent Order.

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

        Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company and on a bank's investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties that are collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of each subsidiary bank's capital and surplus and, as to all affiliates combined, to 20% of each bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate of a bank. Our subsidiary banks are forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank's (or one of its subsidiaries') affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

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

        In addition, none of our subsidiary banks may purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

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

  Anti-Tying Restrictions

        Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

  •
  the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or

  •
  the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to ensure the soundness of the credit extended.

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

  Community Reinvestment Act

        The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for Talmer Bank and Talmer West Bank, to evaluate the record of each financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In their most recent CRA examinations, each of Talmer Bank and Talmer West Bank received "satisfactory" ratings.

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

  •
  the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing , as mandated by the Dodd-Frank Act;

  •
  the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;

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

The deposit operations of our bank subsidiaries are also subject to federal laws, such as:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

  •
  the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

  •
  the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

        In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

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

  Anti-Money Laundering

        Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. In recent years, a handful of merger and acquisition transactions have been held up because of regulatory concerns about compliance with anti-money laundering requirements. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

  USA PATRIOT Act

        The USA PATRIOT Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:

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

  Privacy, Data Security and Credit Reporting

        Financial institutions are required to protect the confidentiality of the non-public personal information of individual customers and to disclose their policies for doing so. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Each of our subsidiary bank's policy is not to disclose any personal information unless permitted by law.

        Recent cyber attacks against bank and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue extensive guidance on cyber security. The agencies are likely to devote more resources to this party of their safety and soundness examination than they may have in the past.

        Like other lending institutions, our subsidiary banks use credit bureau data in their respective underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis. The act and its implementing regulation, Regulation V, cover credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

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

  Effect of Governmental Monetary Policies

        Our earnings are affected by domestic economic conditions and the monetary policies of the United States government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks. These policies have major effects on the levels of bank loans, investments and deposits through the Federal Reserve's open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies.

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

Item 1A.    Risk Factors

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

Risks Related to Our Business

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

        Economic recession or other economic problems, including those affecting our primary markets in Michigan and Ohio, and our other markets in Indiana, Illinois and Nevada, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services. Since the conclusion of the last recession, economic growth has been slow and uneven, and unemployment levels remain high. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our business, financial condition, results of operations and the price of our common stock.

Our strategic growth plan contemplates additional acquisitions, which could expose us to additional risks.

        Since April 2010, we have completed seven acquisitions and continue to periodically evaluate opportunities to acquire additional financial institutions, including purchases of failed banks from the FDIC. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.

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

        In connection with our four FDIC-assisted acquisitions and our acquisitions of First Place Bank and Talmer West Bank, we recorded pre-tax bargain purchase gains totaling an aggregate of $206.9 million. These gains were included as a component of noninterest income in our statements of income for the years ended December 31, 2010, 2011, 2013 and 2014. The amount of each bargain purchase gain recorded for the years ended December 31, 2010, 2011, 2013 and 2014 was equal to the amount by which the fair value of the assets purchased in the applicable acquisition exceeded the fair value of the liabilities assumed and any consideration paid. The bargain purchase gain recorded in connection with each acquisition is a one-time extraordinary gain and would only be repeated in the event that we consummated future acquisitions where the fair value of the assets purchased exceeded the fair value of the liabilities assumed and any consideration paid. If market conditions improve, the bidding process for banks could become more competitive, and the increased competition may make it more difficult for us to acquire banks in transactions that generate bargain purchase gains, or at all. If we are unable to generate bargain purchase gains in future acquisitions or if we are unable to offset such income with other sources of income, our financial condition and earnings may be adversely affected.

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

        Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve (the "Federal Reserve"). Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.

        Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low and further declining interest rates throughout 2014 and into early 2015, this low interest rate environment likely will not continue indefinitely. Further, despite the favorable interest rate environment that we have operated under throughout 2014, our mortgage origination volume has dropped by approximately 50% during 2014 compared to the prior year, and we expect these comparatively lower, yet stabilized, volume levels to continue for the immediate future, particularly since we exited the wholesale lending market during the fourth quarter of 2013. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In the face of a favorable interest rate environment in 2014, our marketing gain percentage for mortgage loans sold increased marginally throughout 2014 compared to the prior year, a trend which we expect to continue in 2015, provided the continuation of a lower interest rate market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

        Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in Michigan and Ohio. We operate banking centers located in Michigan, Ohio, Indiana, Illinois and Nevada. At December 31, 2014, prior to our acquisition of Signature Bank, approximately 50.0% of our loans were to borrowers located in Michigan, 22.0% were to borrowers located in Ohio, 7.0% were to borrowers located in Illinois and 4.0% were to borrowers located in Indiana, 4.0% were to borrowers located in Wisconsin and 3.0% were to borrowers located in Nevada. A deterioration in economic conditions in the loan or residential or commercial real estate markets in these areas could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population, employment or income growth in one of our core markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted and we could be materially and adversely affected.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

        We intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion on our purchased credit impaired loan portfolio (a component of the accretable yield), is paid down, we expect downward pressure on our income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2014 was 5.77%, while the yield generated using only the expected coupon would have been 4.69% during the same period. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.

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

        We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key individuals. In particular, we rely on the leadership and experience in the banking industry of our Chief Executive Officer, David Provost. The loss of service of Mr. Provost or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although Mr. Provost has entered into an employment agreement with us, it is possible that we or Mr. Provost may not renew the agreement, which automatically renews for successive one-year terms unless notice of termination is given by either party. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

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

        Additionally, pursuant to the FDIC Policy Statement on Qualifications for Failed Bank Acquisitions, we are subject to significant regulatory burdens as a result of having previously acquired failed banks. For specific details of these requirements and restrictions see "Supervision and Regulation—Bank Regulation—FDIC Statement of Policy on Qualifications for Failed Bank Acquisitions." The FDIC has informed us that these requirements and restrictions of the FDIC Policy Statement could be extended or reinstated if we complete additional failed bank acquisitions. As a result, prior to pursing any failed bank acquisition, we would consult closely with the FDIC prior to making a bid for a failed bank. It is possible that these regulatory burdens would make the failed bank acquisition undesirable and we would not place a bid. As economic and regulatory conditions change, we may be unable to execute this aspect of our growth strategy, which could impact our future earnings, reputation and results of operations.

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

        The FDIC Policy Statement imposes the following restrictions and requirements, among others. First, Talmer Bank was required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC Policy Statement ("covered investors"). Our most recent failed bank acquisition closed on April 29, 2011 and, therefore, our heightened capital requirement expired on April 29, 2014. Second, covered investors that collectively own 80% or more of two or more depository institutions are required to pledge to the FDIC their proportionate interests in each institution to indemnify the FDIC against any losses it incurs in connection with the failure of one of the institutions. Third, Talmer Bank is prohibited from extending credit to our covered investors and to affiliates of our covered investors. Fourth, covered investors may not employ ownership structures that use entities domiciled in bank secrecy jurisdictions (which the FDIC has interpreted to apply to a wide range of non-U.S. jurisdictions). Fifth, covered investors generally were prohibited from selling or otherwise transferring shares of our common stock that they own for a three-year period, which expired on April 30, 2013. Sixth, covered investors may not employ complex and functionally opaque ownership structures to own a beneficial interest in our bank subsidiary. Seventh, covered investors may be required to provide information to the FDIC, such as with respect to the size of the capital fund or funds, their diversification, their return profiles, their marketing documents, their management teams, and their business models. We believe that we are in compliance with each of the requirements of the FDIC Policy Statement applicable to us. The FDIC has informed us that if we acquire additional failed banks, it would review the matter closely to determine whether certain of the restrictions and requirements of the FDIC Policy Statement would be extended or reinstated. Given the capital and shareholder burdens associated with such restrictions and requirements, it is possible that we would choose not to bid on the failed bank.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.

        We act as servicer for approximately $7.3 billion of residential and commercial loans owned by third parties as of December 31, 2014. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

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

        If our assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different from our management's. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and real estate construction lending.

        Commercial real estate, commercial and industrial, and real estate construction lending usually involve higher credit risks than single-family residential lending. As of December 31, 2014, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—35.2%, commercial and industrial—21.2%, and real estate construction—3.3%. As of December 31, 2014, of these loans, 9.0% are covered by loss share agreements with the FDIC. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

        At December 31, 2014, our outstanding commercial real estate loans were equal to 207.8% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

        Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike financial institutions that are more geographically diversified, we are a regional banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Midwest United States in general or in our primary markets in Michigan and Ohio, our other markets in Indiana and Illinois or any one or more of our local markets could negatively affect our financial condition, results of operations and profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

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

        We may also face a competitive disadvantage as a result of our relatively smaller size, lack of significant geographic diversification beyond the Midwest United States and the States of Michigan, Ohio, Indiana and Illinois and inability to spread our operating costs across a broader market.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

        The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary banks, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments and bank failures in 2008 and the following years significantly depleted the FDIC's Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of these economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

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

        We operate in a highly regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Michigan Department of Insurance and Financial Services. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business, and, under the Consent Order, Talmer West Bank is subject to heightened capitalization requirements.

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

        Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, or in the case of Talmer West Bank, the Consent Order, the banking agency could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

The Dodd-Frank Act may have a material adverse effect on our operations.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

  •
  changes to regulatory capital requirements;

  •
  exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

  •
  creation of new government regulatory agencies, including the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products;

  •
  limitations on federal preemption;

  •
  changes to deposit insurance assessments;

  •
  limits on debit interchange fees we earn;

  •
  changes in retail banking regulations, including potential limitations on certain fees we may charge; and

  •
  changes in regulation of consumer mortgage loan origination and servicing and risk retention.

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

        In 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency adopted capital rules based on the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as our subsidiary banks.

        The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Additional Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

        The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a continuous basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction was required.

        Beginning on January 1, 2015, our new minimum capital requirements are (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

        In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in 2015.

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

        As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators' assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

        The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of

Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as "OFAC"). Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

        Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the Consumer Financial Protection Bureau ("CFPB") has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. The origination of loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may protect us from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. This law increases our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

        WLR Recovery Fund IV L.P. and WLR IV Parallel ESC L.P. (the "WL Ross Funds"), which have the right to designate one representative to the Company's and Talmer Bank's Boards of Directors and have appointed Denny Kim, a Vice President of WL Ross & Co. LLC, as such director representative, currently beneficially own, in the aggregate, approximately 13.6% of our outstanding common stock. As a result, the WL Ross Funds, in their capacity as shareholders, have the ability to vote a significant percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of the WL Ross Funds may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in the WL Ross Funds voting their shares in a manner inconsistent with the interest of other shareholders of the Company. In addition, it is possible that the WL Ross Funds may sell or otherwise dispose of all or a significant portion of the shares they hold which could adversely affect the market price of our common stock.

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

        The ultimate success of our past acquisitions, including our acquisition of Signature Bank, and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future will depend on a number of factors, including our ability:

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

        As of December 31, 2014, we had 70,532,122 shares of common stock issued and outstanding. As of December 31, 2014, we had warrants outstanding to purchase 2,568,271 shares of our Class A common stock with a weighted average exercise price of $6.77 per share (of which 2,529,416 were repurchased by us in February 2015), warrants outstanding to purchase 390,000 shares of our Class B common stock with a weighted average exercise price of $6.00 per share, options to purchase 7,958,108 shares of our Class A common stock with a weighted average exercise price of $6.96 per share and 1,227,772 unallocated shares under our Equity Incentive Plan, as amended, that remain available for future grants. The vesting and terms of options granted are determined by our Compensation Committee of the Board of Directors. A significant portion of our options time-vest over a three year period from the date of grant and expire ten years after the date of the grant. Unless earlier exercised or terminated pursuant to the terms of the grant, 462,924 expire in 2019, 3,015,000 expire in 2020, 998,184 expire in 2021, 3,447,000 expire in 2023 and 35,000 expire in 2024. The issuance of shares subject to warrants and options under the plan will further dilute your ownership of our common stock.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.

        As of December 31, 2014, we had 70,532,122 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of the 17,888,888 shares that were sold in our initial public offering are freely tradable, except that any shares purchased by "affiliates" (as that term is defined in Rule 144 under the Securities Act of 1933, as amended (which we refer to as the "Securities Act"), only may be sold in compliance with certain limitations. The remaining 52,643,234 shares of our common stock outstanding may be sold into the market over time in transactions made in accordance with Rule 144 under the Securities Act or otherwise in future public offerings. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

We may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

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

        We could remain an emerging growth company for up to five years from our initial public offering in February 2014, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

        Our ability to pay dividends is subject to restrictions under applicable banking laws and regulations, and depends upon the results of operations of our subsidiary banks. The Company is a bank holding company that conducts substantially all of its operations through Talmer Bank and Talmer West Bank. As a result, our ability to make dividend payments on our common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from our subsidiary banks.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our principal executive offices and Talmer Bank's main office is located at 2301 West Big Beaver Rd., Suite 525, Troy, Michigan 48084. Talmer West Bank's main office is located at 2950 State Street South, Ann Arbor, Michigan 48104. In addition, we currently operate 45 additional branches located in Michigan, 28 branches located in Ohio, two branches located in Indiana, one branch located in Illinois, and one branch located in Nevada. We lease our principal executive office, 14 of our branches in Michigan, 12 of our branches in Ohio, our Illinois branch and our branch in Nevada. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

        Our Class A common stock began trading on The NASDAQ Capital Market under the symbol "TLMR" on February 12, 2014. The following table contains a summary of the high and low sales price for our common stock and the dividends we paid per common share for the periods indicated.

2014	High	Low	Per Share Cash Dividends
Fourth Quarter	$14.80	$13.47	$0.01
Third Quarter	$14.99	$13.00	$0.01
Second Quarter	$15.42	$13.05	—
First Quarter	$14.15	$13.20	—

        As of December 31, 2014, we had 120 shareholders of record for our common stock. This figure does not represent the actual number of beneficial owns of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

Dividend Policy

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

        As noted in the above table, we paid cash dividends of $0.01 per common share to our common shareholders in the third and fourth quarters of 2014. We expect that we will continue to pay a comparable quarterly dividend to our common shareholders.

Stock Performance Graph

        The following stock performance graph compares the cumulative total shareholder returns for our common stock, the SNL U.S. Bank NASDAQ Index and the SNL U.S. Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of our common stock at its closing price on February 12, 2014, the first day that our shares were traded, and assumes reinvestment of dividends and other distributions to shareholders. The following stock performance graph and related information shall not be deemed to be "soliciting material" or "filed" with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
Index	2/12/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Talmer Bancorp, Inc.	$100.00	$106.09	$99.93	$100.29	$101.89
SNL U.S. Bank NASDAQ Index	100.00	107.47	104.65	100.24	107.98
SNL U.S. Bank and Thrift Index	100.00	105.31	104.44	106.30	112.48

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our audited financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report. On January 1, 2013, we acquired all the issued and outstanding shares of First Place Bank. The selected historical consolidated financial information in the following tables as of and for the year ended December 31, 2014, includes the results of Talmer West Bank, but does not include the results of Signature Bank, which we acquired on February 6, 2015. Our historical results shown below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Earnings Summary
Interest income	$217,023	$179,722	$102,564	$119,478	$50,249
Interest expense	12,760	11,725	5,695	7,076	5,968
Net interest income	204,263	167,997	96,869	112,402	44,281
Provision for loan losses—uncovered	23,082	15,520	3,614	3,571	4,484
Provision (benefit) for loan losses—covered	(18,755)	(10,422)	32,258	64,748	17,850
Bargain purchase gains	41,977	71,702	—	39,385	53,842
Noninterest income	117,499	181,138	74,309	113,774	86,583
Noninterest expense	218,880	250,814	103,404	106,591	41,765
Income before income taxes	98,555	93,223	31,902	51,266	66,765
Income tax provision (benefit)	7,705	(5,335)	10,232	17,817	22,089
Net income	90,850	98,558	21,670	33,449	44,676
Per Share Data
Basic earnings per common share	$1.30	$1.49	$0.46	$0.85	$1.60
Diluted earnings per common share	1.21	1.41	0.44	0.82	1.56
Dividends paid per share	0.02	—	—	—	—
Dividend payout ratio	1.54%	—%	—%	—%	—%
Book value per common share	$10.80	$9.32	$7.86	$7.23	$6.44
Tangible book value per share(1)	10.61	9.12	7.77	7.06	6.29
Shares outstanding (in thousands)	70,532	66,234	66,229	44,469	38,956
Average diluted common shares (in thousands)	75,150	69,664	48,806	40,639	28,589
Selected Period End Balances
Total assets	$5,870,780	$4,547,361	$2,347,508	$2,123,560	$1,689,645
Securities available-for-sale	740,819	620,083	345,405	223,938	298,094
Total loans	4,249,127	3,003,984	1,322,151	1,254,879	890,345
Uncovered loans	3,902,637	2,473,916	604,446	324,486	139,784
Covered loans	346,490	530,068	717,705	930,393	750,561
FDIC indemnification asset	67,026	131,861	226,356	358,839	270,332
Total deposits	4,548,863	3,600,865	1,730,226	1,695,599	1,388,424
Total liabilities	5,109,173	3,930,346	1,826,765	1,802,234	1,438,710
Total shareholders' equity	761,607	617,015	520,743	321,326	250,935
Tangible shareholders' equity(1)	748,572	603,810	514,672	314,017	245,108
Performance and Capital Ratios
Return on average assets	1.61%	2.09%	0.98%	1.60%	4.55%
Return on average equity	12.47	16.33	6.16	11.95	25.69
Net interest margin (fully taxable equivalent)(2)	4.04	3.90	4.69	5.81	4.75
Average equity to average assets	12.91	12.77	15.88	13.35	17.71
Tangible average equity to tangible average assets(1)	12.68	12.50	15.63	13.04	17.45
Tier 1 leverage ratio	11.56	12.19	22.71	14.58	18.41
Tier 1 risk-based capital	15.20	18.29	44.36	35.65	30.27
Total risk-based capital	16.44	19.21	45.66	36.91	31.53
Asset Quality Ratios:
Net charge-offs to average loans, excluding covered loans	0.20%	0.36%	0.18%	0.05%	1.03%
Nonperforming assets as a percentage of total assets	1.78	1.55	1.79	1.20	1.18
Nonperforming loans as a percent of total loans	1.34	1.40	1.30	0.41	0.14
Nonperforming loans as a percent of total loans, excluding covered loans	0.90	0.98	0.12	0.65	0.63
Allowance for loan losses as a percentage of period-end loans	1.30	1.93	4.72	5.04	1.93
Allowance for loan losses-uncovered as a percentage of period-end uncovered loans	0.87	0.72	1.81	2.43	3.16
Allowance for loan losses as a percentage of nonperforming loans, excluding loans accounted for under ASC 310-30	39.39	43.52	94.75	344.68	350.79

(1)
See section entitled "GAAP Reconciliation and Management Explanation of NON-GAAP Financial Measures." below.

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

  •
  "Tangible book value per share" is defined as total equity reduced by goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. We had no goodwill as of December 31, 2014. As with other financial assets, we consider the FDIC indemnification asset to be a tangible asset. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

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

	For the years ended December 31,
(Dollars in thousands, except per share date)	2014	2013	2012	2011	2010
Total shareholders' equity	$761,607	$617,015	$520,743	$321,326	$250,935
Less:
Core deposit intangibles	13,035	13,205	6,071	7,309	5,827

Tangible shareholders' equity	$748,572	$603,810	$514,672	$314,017	$245,108

Shares outstanding	70,532	66,234	66,229	44,469	38,956
Tangible book value per share	$10.61	$9.12	$7.77	$7.06	$6.29
Average assets	$5,642,704	$4,725,785	$2,215,501	$2,096,325	$982,233
Average equity	728,693	603,657	351,909	279,817	173,916
Average core deposit intangibles	15,055	14,524	6,672	7,488	3,075
Tangible average equity to tangible average assets	12.68%	12.50%	15.63%	13.04%	17.45%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion describes our results of operations for the years ended December 31, 2014, 2013 and 2012 and also analyzes our financial condition as of December 31, 2014 as compared to December 31, 2013. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Information" and our audited consolidated financial statements and accompanying footnotes thereto included elsewhere in this Annual Report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Business Overview

        Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan. Between April 30, 2010 and December 31, 2014, we successfully completed seven acquisitions totaling $5.9 billion in assets and $5.8 billion in liabilities. In addition, on February 6, 2015, we closed on our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank, which had total assets of $230.4 million as of December 31, 2014, including $170.0 million of net total loans. First of Huron Corp. was immediately merged into the Company followed by the merger of Signature Bank with and into Talmer Bank. Through our wholly-owned subsidiary banks, Talmer Bank and Talmer West Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

        Given our strong capital position, local market knowledge and experienced leadership team, management believes we have a competitive advantage in the markets that we serve. We have retained a seasoned community bank management team with executive management experience in community banks located in our Midwest markets. With a well-managed, financially sound and well-capitalized Talmer Bank, management believes it has significant opportunities to expand in the current market environment through organic growth and strategic acquisitions of banking franchises in our concentrated markets of Michigan, Ohio and Indiana, as well as the Chicago Metropolitan area of Illinois.

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

        We have grown substantially since our operations began in August of 2007 through a combination of organic growth and acquisitions. Since April 30, 2010, Talmer Bank has acquired the following four banks from the FDIC, as receiver, all of which have been fully integrated into our operations:

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

        On January 1, 2013, we closed on the acquisition of First Place Bank acquiring $2.6 billion in assets at fair value, including $1.5 billion in loans, net of unearned income, $139.8 million in investment securities, $42.0 million in loan servicing rights, and $18.4 million of other real estate owned. We also acquired $2.5 billion of liabilities at fair value, including $2.1 billion of retail deposits with a core deposit intangible of $9.8 million, and $334.8 million of debt. First Place Bank was merged into Talmer Bank on February 10, 2014.

        On January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank, acquiring $910.3 million in assets at a fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights. We also acquired $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million. At the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect. For a further discussion of the Consent Order, see "Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services" in "Supervision and Regulation" of this Annual Report.

        As of December 31, 2014, we had $4.2 billion in total loans, compared to $3.0 billion at December 31, 2013. Over 50% of our total loans were generated through organic growth primarily as a result of the various commercial and residential lenders that we hired over the past five years. Of the $4.2 billion in total loans at December 31, 2014, $1.8 billion, or 41.7%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

        We had net income of $90.9 million, $98.6 million and $21.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net income for the year ended December 31, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank and $14.4 million net gain resulting from the sale of Talmer Bank's former Wisconsin branches and Talmer West Bank's former New Mexico branch. We also incurred $13.6 million of transaction and integration related expenses during the year ended December 31, 2014, including severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to the termination of certain software contracts. Net income for the year ended December 31, 2013 included a bargain purchase gain of $71.7 million resulting from our acquisition of First Place Bank which was the largest contributing factor to the $76.9 million increase in net income for the year ended December 31, 2013, compared to the same period in 2012. We incurred $30.8 million of transaction and integration related expenses during the year ended December 31, 2013. There was no bargain purchase gains included in net income for the year ended December 31, 2012, however, there was $1.4 million in bank acquisition and due diligence fees primarily related to the pending acquisition of First Place Bank.

        As a result of our significant growth from our acquisitions, we have substantially increased our employee headcount and number of branches, and we have incurred substantial transaction and integration related expenses, all of which have increased our total noninterest expense since we completed our first acquisition on April 30, 2010. These transaction and integration related expenses are detailed in the tables below for the years ended December 31, 2014 and 2013.

	For the year ended December 31, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$121,744	$5,810	$115,934
Occupancy and equipment expense	31,806	2,844	28,962
Data processing fees	6,399	—	6,399
Professional service fees	12,952	400	12,552
FDIC loss sharing expense	2,158	—	2,158
Bank acquisition and due diligence fees	3,765	3,765	—
Marketing expense	4,923	449	4,474
Other employee expense	2,674	—	2,674
Insurance expense	5,697	—	5,697
Other expense	26,762	341	26,421

Total noninterest expense	$218,880	$13,609	$205,271

	For the year ended December 31, 2013
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$146,609	$11,553	$135,056
Occupancy and equipment expense	26,755	160	26,595
Data processing fees	7,591	23	7,568
Professional service fees	16,640	5,806	10,834
FDIC loss sharing expense	2,007	—	2,007
Bank acquisition and due diligence fees	8,693	8,693	—
Marketing expense	3,484	54	3,430
Other employee expense	3,096	637	2,459
Insurance expense	9,974	3,823	6,151
Other expense	25,965	100	25,865

Total noninterest expense	$250,814	$30,849	$219,965

        While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions. In addition, we seek to realize operating efficiencies from our recently completed acquisitions by utilizing technology to streamline our operations. We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow. We place our focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches. For instance, in 2014, we sold Talmer West Bank's single branch office in Albuquerque, New Mexico, Talmer Bank's ten branch offices in Wisconsin and consolidated the four Talmer West Bank branch offices in Las Vegas, Nevada into one branch office.

        Our efforts to improve our operating efficiency are evidenced by the decline in operating expenses less transaction and integration related costs in each quarter of the year ended December 31, 2014.

Our core operating efficiency ratio improved to 72.8% for the year ended December 31, 2014, compared to 80.4% for the year ended December 31, 2013. The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss sharing income and gain on sales of branches.

Recent Developments

First of Huron Corp.

        On February 6, 2015, we acquired First of Huron Corp., the holding company for Signature Bank, headquartered in Bad Axe, Michigan. We paid approximately $13.4 million in cash for all of the outstanding shares of common stock of First of Huron Corp. in the transaction, and assumed all of First of Huron Corp.'s obligations with respect to its approximately $5.0 million in outstanding trust preferred securities. Immediately following the acquisition, we paid off $3.5 million in outstanding First of Huron Corp. subordinated debentures including accrued interest. Shareholders of First of Huron Corp. common stock received $25.00 in cash for each outstanding share of First of Huron Corp. common stock. With the closing of the transaction, First of Huron Corp. merged with and into Talmer Bancorp, Inc., and Signature Bank merged with and into Talmer Bank. In order to support the acquisition of First of Huron Corp., we received $15.0 million in dividend capital from Talmer Bank.

        The assets and liabilities associated with the acquisition were recorded in the consolidated balance sheets at estimated fair value as of the acquisition date. Because the fair value of the liabilities assumed and consideration paid was greater than the assets acquired and core deposit intangible asset created in the acquisition, on February 6, 2015, we recorded goodwill of $2.8 million.

        We acquired $231.4 million in assets at fair value, including $163.0 million in loans, net of unearned income and $34.0 million in investment securities. We also assumed $218.0 million of liabilities at fair value, including $201.5 million of retail deposits with a core deposit intangible asset value of $2.4 million.

        Approximately 25% of the fair value of loans acquired in the acquisition was accounted for as purchased credit impaired loans. On the February 6, 2015 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition were $53.8 million and the estimated fair value of the loans was $41.1 million. The estimated total cash flow from these loans was $46.4 million. The difference between the total estimated cash flows and the fair market value created an accretable discount in the amount of $5.3 million, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related loans. Adjustments created when the loans were recorded at fair value at the date of acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan's yield.

        The acquired non-purchased credit impaired loans were recorded at their fair value of $121.8 million on the acquisition date, which included the recording of a $2.7 million discount primarily reflecting estimated credit marks over the life of the non-purchase credit impaired loans.

Repurchase of Warrants

        On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the "WL Ross Funds"). The warrants were originally granted to the WL Ross Funds in 2010 and 2012 in connection with our private offerings, in which we raised capital to support the acquisition of various troubled institutions. The purchase price, determined utilizing the closing price of our stock on the date of repurchase, resulted in an aggregate purchase price of $19.9 million. The warrants that were repurchased contributed 1.3 million shares to our average diluted common shares outstanding for the year ended December 31, 2014.

Economic Overview

        Growth in the Gross Domestic Product ("GDP") in each of the final three quarters of 2014 resumed the trend of increases after the first quarter's weather related decline of 2.1%. Over the past 13 quarters, GDP growth has increased 12 times. GDP for the fourth quarter of 2014 increased at an annualized rate of 2.6%, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.

        According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.8% as of November 30, 2014, down from 6.1% as of June 30, 2014 and 6.7% as of December 31, 2013. Unemployment fell below 6.0% in September 2014 and was the first time this occurred since July 2008.

        Total home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.33 million units for the rolling 12 months ended November 30, 2014, up 2.4% from the rolling 12 month total of 4.23 million units as of November 30, 2013. Inventory levels were flat at a 5.2 months' supply, or 1.86 million units, as of November 30, 2014, compared to a 5.2 months' supply of 1.83 million units as of November 30, 2013. New home sales were down with a seasonally adjusted annual rate of 438 thousand units as of November 30, 2014, down 1.6% from 445 thousand as of November 30, 2013. Inventory for new homes increased to a 5.8 months' supply as of November 30, 2014 versus a 5.0 month supply as of November 30, 2013, while the median sales price of new homes increased 1.4%, to $281 thousand, for the same period. Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 4.4% from November 2013 to November 2014. However, the pace of increasing values has fallen from the January 2014 year over year increase of 13.2%.

        Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.6% for the 12 months ending December 31, 2014, compared to the same period in 2013, with business filings down 18.8% and personal filings down 12.4% for the period. Bankruptcy filings fell across all regions where we have branches in the 12 months ending December 31, 2014, compared to the prior year.

        According to the Beige Book published by the Federal Reserve Board in January 2015, overall economic activity was improved with all of the 12 districts during the reporting period of mid-November through late December, reporting modest or moderate growth. The Fourth (Cleveland) Federal Reserve District reported modest growth, the Seventh (Chicago) Federal Reserve District reported moderate growth, and the twelfth District (San Francisco) reported moderate growth. In the Cleveland District, the economy expanded at a modest pace during the final six weeks of 2014. Manufacturers reported that business activity increased at a modest rate. Demand for nonresidential construction strengthened, while the residential market was stable. Consumer spending at retail outlets grew slightly above year-ago levels, and year-to-date auto sales posted moderate gains compared to 2013. District coal production is up slightly year-over-year, while shale gas activity remains at a high level. Freight shipments were strong, but capacity constraints are limiting growth. The demand for business and consumer credit moved higher. Growth in economic activity in the Chicago District remained moderate in December 2014, and Federal Reserve Bank sources expected growth to continue at a similar pace in 2015. Consumer and business spending and manufacturing production all increased moderately, while construction and real estate activity increased modestly. Credit conditions changed little on balance. Prices were also little changed with the exception of energy and some agricultural commodities.

        The economy in the state of Michigan noted slow improvements during 2014. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 6.7% as of November 30, 2014, down from 8.3% as of December 31, 2013 and 8.9% as of December 31, 2012. November 2014 is the first month since May 2007 that the unemployment level in Michigan fell below 7.0% and is the lowest level since April 2006. Wage growth was up 4.1% for the 12 months ending September 30, 2014. Other improvements included a 15.6% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending December 31, 2014 compared the same period in 2013.

        As of December 31, 2014, $1.5 billion, or 36.1% of our total loans, are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area ("MSA"), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was 7.0% as of November 30, 2014, down from 8.0% at December 31, 2013, and is the lowest unemployment level since April of 2008. The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 2.6% for the rolling 12 months ending November 30, 2014. As of December 31, 2014, approximately $40.0 million, or less than one percent, of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $6.7 million, or 16.9% of the total loans to borrowers located in the city of Detroit were covered by loss share agreements with the FDIC.

        The Ohio economy also showed signs of recovery. Unemployment was down to 5.0% as of November 30, 2014, compared to 7.1% as of December 31, 2013, the lowest level in over ten years. The Cleveland MSA showed lower unemployment of 5.4% as of November 30, 2014, their lowest level since November of 2006. Wage growth for the 12 months ending September 30, 2014 was up 3.8%, compared to the same period in the prior year. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 13.8% during the 12 months ending December 31, 2014 from the same period in 2013. The Case-Shiller index for the Cleveland market indicates housing prices increases have cooled and were up only 0.8% in the 12 month period ending October 31, 2014.

        The Illinois economy also showed signs of recovering. Unemployment was down to 6.4% as of November 30, 2014 compared to 8.9% as of December 31, 2013. This is the lowest rate since June of 2008. Unemployment in the Chicago MSA was at 5.8% as of November 30, 2014, down from 9.1% as of December 31, 2013. This is Chicago's lowest unemployment level since April of 2008. Wage growth for the 12 months ending September 30, 2014 was 2.7%. Bankruptcies in the Northern Illinois region were down 6.9% for the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 1.9% for the 12 month period ending October 31, 2014.

        The Indiana economy continued to recover. The unemployment rate decreased to 5.7% as of November 30, 2014, down from 6.8% as of December 31, 2013. This is the lowest unemployment rate in Indiana since June 2008. Unemployment in the Elkhart MSA was also down at 5.3% as of November 30, 2014 versus 6.4% as of December 31, 2013. Wage growth for the 12 months ending September 30, 2014 was up 3.1% from the same period in 2013. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending December 31, 2014 decreased 14.5% from the same period in 2013. Real estate values have improved according to statistics from Zillow with prices increasing 1.1% for the 12 months ending October 31, 2014.

        The Nevada economy also showed signs of recovering. Unemployment was down at 6.9% as of November 31, 2014 compared to 9.0% as of December 31, 2013. This is Nevada's lowest rate since June of 2008. Wage growth for the 12 months ending September 30, 2014 was 4.0%. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 19.7% for the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas MSA were up 8.0% as of October 31, 2014 versus one year prior.

Summary of Acquisition and Loss Share Accounting

        We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), ASC Topic 805, "Business Combinations" ("ASC 805"), and ASC Topic 820, "Fair Value Measurements and Disclosures." The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC indemnification asset require significant judgment and complexity.

        At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories: (1) specifically reviewed loans—loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans—loans where the future cash flows for each loan are estimated using an automated cash flow calculation model. For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value. For our acquisition of CF Bancorp, the specifically reviewed loan population included all loans with credit quality indicators of special mention or worse, all loans that had an outstanding balance of $2.0 million or more, and all loans with a matured status as of the April 30, 2010 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed loans. For our acquisitions of First Banking Center and Peoples State Bank, the specifically reviewed loan population included all loans with a principal balance of $350 thousand or more, and for our acquisition of Community Central Bank, the specifically reviewed loan population included all loans with a principal balance of $475 thousand or more, resulting in approximately 60% of the acquired loan portfolios being specifically reviewed loans for each of these acquisitions. For our acquisition of First Place Bank, the specifically reviewed loan population included all commercial loans with an outstanding balance of $750 thousand or more, all residential mortgage loans with an outstanding balance of $1.0 million or more, and all impaired loans with a balance of $250 thousand or more as of the January 1, 2013 acquisition date, resulting in approximately 30% of the acquired loan portfolio being specifically reviewed. For our acquisition of Talmer West Bank, the specifically reviewed loan population included all loans with an outstanding balance of $500 thousand or more and a substantial portion of impaired loans with a balance of $250 thousand or more as of the January 1, 2014 acquisition date, resulting in approximately 50% of the acquired loan portfolio being specifically reviewed.

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

  Allowance for loan losses

        We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable, incurred credit losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries or previous amounts charged-off.

  Purchased loans

        We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, because we recorded all acquired loans at fair value, we did not establish an allowance for loan losses on any of the loans we purchased as of the acquisition date as any credit deterioration evident in the loans was included in the determination of the acquisition date fair values. For purchased credit impaired loans accounted for under ASC 310-30 and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for loan losses subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. The allowance established is the excess of the loan's carrying value over the present value of projected future cash flows, discounted at the current accounting yield of the loan. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit impaired loans acquired in the First Place Bank and Talmer West Bank transactions that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank, or Talmer Bank following the merger, and Talmer West Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

  Originated loans

        For loans we originate, the allowance consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

        Our specific allowance relates to impaired loans that we individually evaluate based on a defined dollar threshold for commercial real estate, commercial and industrial and real estate construction loans, unless they are non-collateral dependent, in which case no threshold applies. In addition, all impaired loans held by Talmer West Bank are individually evaluated for impairment. For residential real estate and consumer loans, our specific allowance relates to all impaired loans. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For individually evaluated impaired loans, a specific allowance is established when the discounted expected cash flows or the fair value of the underlying collateral of the impaired loan is lower than the carrying value of the loan. The valuations are reviewed and updated on a quarterly basis. While the determination of specific allowance may involve estimates, each estimate is unique to the individual loan, and none is individually significant.

        Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by all banks in Michigan, Ohio and Wisconsin and our own historical losses. For loans originated by Talmer West Bank subsequent to the acquisition date, the historical loss rates are based on actual historical loss experienced by all banks in Michigan and Nevada and our own historical losses. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial and real estate construction, and further segregated by region, including Michigan, Ohio, Wisconsin and Nevada, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.

        The principal assumption used in deriving the allowance for loan losses is the estimate of probable, incurred credit loss for loans in each risk rating. Since a loss ratio is applied to a large portfolio of loans, any variation between actual and assumed results could be significant. To illustrate, if recent loss experience dictated that the estimated loss ratios would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2014 would change by approximately $361 thousand.

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

Financial Results

        We had net income for the year ended December 31, 2014 of $90.9 million, or $1.21 per average diluted share, compared to $98.6 million, or $1.41 per average diluted share, for the year ended December 31, 2013. These results reflect the increased revenues and expenses related to the acquisition of Talmer West Bank which are discussed below, including a $42.0 million bargain purchase gain. The results for the year ended December 31, 2013 included a $71.7 million bargain purchase gain as a result of our acquisition of First Place Bank on January 1, 2013. Excluding the operating results of Talmer West Bank, which includes $1.6 million recognized on the sale of the Albuquerque, New Mexico branch office, and the bargain purchase gains related to our acquisitions of Talmer West Bank and First Place Bank recognized in 2014 and 2013, respectively, net income for the year ended December 31, 2014 increased $17.3 million, compare to the prior year. This increase primarily reflects a decrease in noninterest expense of $73.1 million and a $12.8 million gain recognized on the sale of our Wisconsin branches, partially offset by decreases in mortgage banking and other loan fees of $29.7 million and a decrease in net gain on sales of loans of $23.5 million. The decline in noninterest expenses was primarily due to overall operating efficiencies we have created through the merger of First Place Bank into Talmer Bank, including a reduction in employee headcount as we have eliminated duplicative positions and streamlined operations. The decline in mortgage banking and other loans fees primarily reflects the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations which impact assumed prepayment speeds, which was a detriment to earnings of $10.2 million for the year ended December 31, 2014, compared to a benefit to earnings of $14.2 million for the same period in 2013. Additionally, lower levels of mortgage origination volume and mortgage banking revenue are due to both fluctuations in mortgage interest rates and the closure of our wholesale mortgage lending division in the fourth quarter of 2013, which adversely impacted mortgage banking and other loan fees for the year ended December 31, 2014. The decrease in net gain on sales of loans for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale.

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

Net Interest Income

        Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The "Analysis of Net Interest Income-Fully Taxable Equivalent" tables within this financial review provide an analysis of net interest income for the years ended December 31, 2014, 2013 and 2012. The "Rate/Volume Analysis" tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent ("FTE") basis for the years ended December 31, 2014, 2013 and 2012.

        We had net interest income of $204.3 million for the year ended December 31, 2014, an increase of $36.3 million, from $168.0 million for the year ended December 31, 2013. The increase in net interest income in 2014, compared to the same period in 2013, resulted primarily from the addition of $38.2 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014. Our net interest margin (FTE) for the year ended December 31, 2014 increased 14 basis points to 4.04% from 3.90% for the comparable period in 2013. The increase in net interest margin was primarily due to the benefit of a shift in our loan composition from residential real estate loans, which increased as a result of our acquisition of First Place Bank in 2013, to a larger percentage of commercial real estate and commercial and industrial loans, which, on average, have a higher yield than residential real estate loans, and, as discussed below, a decrease in the impact of the negative yield on the FDIC indemnification asset, as the size of the indemnification asset has decreased substantially. These benefits were partially offset by the run-off of higher yielding covered loans and higher yielding uncovered purchased credit impaired loans.

        We had net interest income of $168.0 million for the year ended December 31, 2013, an increase of $71.1 million, from $96.9 million for the year ended December 31, 2012. The increase in net interest income in 2013, compared to the same period in 2012, resulted primarily from the addition of $80.3 million of net interest income related to our acquisition of First Place Bank, partially offset by an $8.9 million increase in the negative yield on the FDIC indemnification asset. The negative yield on the FDIC indemnification asset resulted from improvements in our expected cash flows from purchased credit impaired covered loans which, in turn, reduced our expected payments from the FDIC. Our net interest margin (FTE) for the year ended December 31, 2013 decreased 79 basis points to 3.90%, from 4.69% for the comparable period in 2012. The decrease in net interest margin was due to a combination of several factors, the largest being the acquisition of First Place Bank, which had a significantly higher proportion of its loan portfolio in residential mortgage loans that, on average, have a lower yield than Talmer Bank's predominantly commercial loan portfolio, the run-off of higher yielding covered loans, and, as discussed below, the decline in the combined net interest margin benefit from the excess accretable yield on purchased credit impaired loans and the negative yield on the FDIC indemnification asset.

        Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the years ended December 31, 2014 and 2013, the yield on total loans was 5.77% and 6.30%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.69% and 4.78%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield.

        Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payments from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 25.16% for the year ended December 31, 2014, compared to 15.43% for the year ended December 31, 2013. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 30 basis points for the year ended December 31, 2014, compared to 43 basis points for the year ended December 31, 2013.

        The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

  Analysis of Net Interest Income—Fully Taxable Equivalent

	For the years ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)
Earning assets:
Interest-earning balances	$265,155	$640	0.24%	$307,256	$776	0.25%	$58,946	$133	0.23%
Federal funds sold and other short-term investments	73,453	527	0.72	111,239	930	0.84	67,764	507	0.75
Investment securities(3):
Taxable	505,754	8,509	1.68	451,517	6,097	1.35	287,134	4,977	1.73
Tax-exempt	197,786	6,232	4.22	179,382	4,230	3.18	129,808	3,478	3.61
Federal Home Loan Bank stock	17,841	867	4.86	16,162	872	5.40	2,820	95	3.38
Gross uncovered loans(4)	3,473,608	171,196	4.93	2,431,647	117,117	4.82	304,173	28,995	9.53
Gross covered loans(4)	451,590	55,478	12.28	659,820	77,740	11.78	940,510	83,535	8.88
FDIC indemnification asset	105,034	(26,426)	(25.16)	181,768	(28,040)	(15.43)	301,109	(19,156)	(6.36)

Total earning assets	5,090,221	217,023	4.31	4,338,791	179,722	4.18	2,092,264	102,564	4.96

Non-earning assets:
Cash and due from banks	97,935			107,249			48,008
Allowance for loan losses	(56,094)			(59,123)			(58,900)
Premises and equipment	53,142			56,885			41,187
Core deposit intangible	15,055			14,524			6,672
Other real estate owned and repossessed assets	53,513			37,700			24,192
Loan servicing rights	75,863			61,848			4,762
FDIC receivable	7,592			12,520			32,585
Company-owned life insurance	81,245			38,843			—
Other non-earning assets	224,232			116,548			24,731

Total assets	$5,642,704			$4,725,785			$2,215,501

Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$689,225	$824	0.12%	$564,447	$673	0.12%	$305,039	$571	0.19%
Money market and savings deposits	1,289,388	1,930	0.15	1,231,066	1,889	0.15	555,348	1,105	0.20
Time deposits	1,247,907	6,080	0.49	1,079,779	5,864	0.54	489,206	3,210	0.66
Other brokered funds	268,080	879	0.33	76,134	142	0.19	6,317	16	0.25
Short-term borrowings	153,951	420	0.27	49,493	105	0.21	24,143	42	0.17
Long-term debt	257,487	2,627	1.02	260,514	3,052	1.17	46,060	751	1.63

Total interest-bearing liabilities	3,906,038	12,760	0.33	3,261,433	11,725	0.36	1,426,113	5,695	0.40

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	943,321			765,853			391,327
FDIC clawback liability	25,823			23,364			21,196
Other liabilities	38,829			71,478			24,956
Shareholders' equity	728,693			603,657			351,909

Total liabilities and shareholders' equity	$5,642,704			$4,725,785			$2,215,501

Net interest income		$204,263			$167,997			$96,869

Interest spread			3.98%			3.82%			4.56%

Net interest margin as a percentage of interest earning assets			4.01%			3.87%			4.63%

Tax equivalent effect			0.03%			0.03%			0.06%

Net interest margin on a fully tax equivalent basis			4.04%			3.90%			4.69%

(1)
Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates include a taxable equivalent adjustment to interest income of $2.1 million, $1.5 million, and $1.2 million on tax-exempt securities for the years ended December 31, 2014, 2013 and 2012, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)
Includes nonaccrual loans.

Rate-Volume Analysis

        The tables below present the effect of volume and rate changes on interest income and expense. Changes in volume are changes in in the average balance multiplied by the previous year's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the years ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to:
			Net Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest earning assets
Interest earning balances	$(33)	$(103)	$(136)
Federal funds sold and other short-term investments	(119)	(284)	(403)
Investment securities:
Taxable	1,621	791	2,412
Tax-exempt	1,534	468	2,002
FHLB stock	(91)	86	(5)
Gross uncovered loans	2,786	51,293	54,079
Gross covered loans	3,194	(25,456)	(22,262)
FDIC indemnification asset	(13,217)	14,831	1,614

Total interest income	(4,325)	41,626	37,301

Interest-bearing liabilities
Interest-bearing demand deposits	2	149	151
Money market and savings deposits	(47)	88	41
Time deposits	(641)	857	216
Other brokered funds	170	567	737
Short-term borrowings	38	277	315
Long-term debt	(390)	(35)	(425)

Total interest expense	(868)	1,903	1,035

Change in net interest income	$(3,457)	$39,723	$36,266

	For the years ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to:
			Net Increase (Decrease)
(Dollars in thousands)	Rate	Volume
Interest earning assets
Interest earning balances	$18	$625	$643
Federal funds sold and other short-term investments	65	358	423
Investment securities:
Taxable	(1,275)	2,395	1,120
Tax-exempt	(455)	1,207	752
FHLB stock	88	689	777
Gross uncovered loans	(20,973)	109,095	88,122
Gross covered loans	23,023	(28,818)	(5,795)
FDIC indemnification asset	(18,830)	9,946	(8,884)

Total interest income	(18,339)	95,497	77,158

Interest-bearing liabilities
Interest-bearing demand deposits	(260)	362	102
Money market and savings deposits	(302)	1,086	784
Time deposits	(637)	3,291	2,654
Other brokered funds	(5)	131	126
Short-term borrowings	11	52	63
Long-term debt	(268)	2,569	2,301

Total interest expense	(1,461)	7,491	6,030

Change in net interest income	$(16,878)	$88,006	$71,128

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

  Uncovered loans

        The provision for loan losses on uncovered loans was $23.1 million for the year ended December 31, 2014, compared to $15.5 million for the year ended December 31, 2013. Our allowance for loan losses was $33.8 million, or 0.87% of uncovered loans at December 31, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013. The provision for loan losses on uncovered loans for the year ended December 31, 2014 reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans, additional provisions for organic loan growth and an increase in provisions for impaired loans individually evaluated, partially, offset by the impact of improvements in historical loss factors. We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $14.1 million for the year ended December 31, 2014, and $7.4 million for the year ended December 31, 2013. The re-estimations also resulted in improvements in gross cash flow expectations on uncovered purchased credit impaired loans of $57.8 million for the year ended December 31, 2014, and $33.4 million for the year ended December 31, 2013, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.

        The provision for loan losses on uncovered loans was $15.5 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. The allowance for loan losses on uncovered loans was $17.7 million, or 0.72% of uncovered loans, at December 31, 2013, compared to $10.9 million, or 1.81% of uncovered loans, at December 31, 2012. The decline in the uncovered allowance for loan losses as a percentage of uncovered loans was due primarily to the addition of loans we acquired in our acquisition of First Place Bank which were recorded at their estimated fair value, including a credit mark representing approximately 6.4% of the balance of the acquired loans at the acquisition date, and which did not include a separate allowance for loan losses, partially offset by additions to the allowance for losses for newly originated loans and impairment recorded as a result of our quarterly re-estimations of cash flows on uncovered purchased credit impaired loans.

  Covered loans

        For the year ended December 31, 2014, we had a provision benefit for covered loan losses of $18.8 million, compared to a provision benefit for covered loans of $10.4 million for the year ended December 31, 2013. Our allowance for loan losses on covered loans was $21.4 million, or 6.16% of total covered loans, at December 31, 2014, compared to $40.4 million, or 7.62% of total covered loans, at December 31, 2013. The provision benefit for covered loan losses for the years ended December 31, 2014 and 2013 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously carrying an allowance for loan loss, partially offset by net impairment of $1.5 million and $11.2 million in the years ended December 31, 2014 and 2013, respectively, resulting from our re-estimation of cash flows for covered purchased credit impaired loans. The re-estimations completed for the year ended December 31, 2014 and 2013 also resulted in $41.5 million and $49.1 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

        The year ended December 31, 2013 included a provision benefit for covered loan losses of $10.4 million, compared to a provision expense of $32.3 million for the year ended December 31, 2012. Our allowance for loan losses on covered loans was $40.4 million, or 7.62% of total covered loans, at December 31, 2013, compared to $51.5 million, or 7.17% of total covered loans, at December 31, 2012. The decrease in provision expense to a net benefit for the year ended December 31, 2013, compared to the year ended December 31, 2012 was primarily due to a $15.0 million decrease in the impairment recorded due to re-estimations of cash flows for covered purchased credit impaired loans.

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

        The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Provision (benefit) for loan losses—covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$1,491	$11,179	$26,219
Additional provision (benefit) recorded, net of charge-offs, for covered loans	(20,246)	(21,601)	6,039

Total provision (benefit) for loan losses—covered	$(18,755)	$(10,422)	$32,258

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	4,015	5,598	16,883
Income (expense) recorded, to offset provision (benefit), for covered loans	(11,729)	(17,281)	4,831

Total loss sharing income (expense) due to provision for loan losses—covered	(7,714)	(11,683)	21,714

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	(2,524)	5,581	9,336
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(8,517)	(4,320)	1,208

Net (increase) decrease to income before taxes	$(11,041)	$1,261	$10,544

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $41.5 million, $49.1 million and $145.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Noninterest Income

        The following table presents noninterest income for the years ended December 31, 2014, 2013 and 2012.

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012
Noninterest income
Deposit fee income	$12,225	$15,886	$5,353
Mortgage banking and other loan fees	1,163	30,853	3,195
Net gain on sales of loans	17,747	41,212	13,449
Net gain on sale of branches	14,410	—	—
Bargain purchase gain	41,977	71,702	—
FDIC loss sharing income	(6,211)	(10,226)	21,498
Accelerated discount on acquired loans	18,197	17,154	18,914
Net gain (loss) on sales of securities	(2,066)	392	6,057
Other income	20,057	14,165	5,843

Total noninterest income	$117,499	$181,138	$74,309

        Noninterest income decreased $63.6 million to $117.5 million for the year ended December 31, 2014, from $181.1 million for the year ended December 31, 2013. The decrease in noninterest income for the year ended December 31, 2014, compared to 2013, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in 2014, compared to $71.7 million of bargain purchase gain related to our acquisition of First Place Bank in 2013. In addition, the year ended December 31, 2014, compared to the same period in 2013, included decreases in mortgage banking and other loan fees of $29.7 million and net gain on sales of loans of $23.5 million, partially offset by $14.4 million of net gain on sale of branches recognized in the year ended December 31, 2014 related to the sales of our Wisconsin branches and New Mexico branch discussed below. The decline in mortgage banking and other loan fees was driven by several factors including a change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations that impacted assumed prepayment speeds, which was a detriment to earnings of $10.2 million for the year ended December 31, 2014, compared to a benefit of $14.2 million for the same period in 2013. Lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and the closure of our wholesale mortgage lending division in the fourth quarter of 2013 also negatively impacted our mortgage banking and other loan fees. The decrease in net gain on sales of loans during the year ended December 31, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale.

        On July 18, 2014, we sold our single branch office located in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 was a $1.6 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of the related core deposit intangible of $91 thousand and other costs associated with the transaction of approximately $170 thousand. The benefit of $1.6 million is recorded in "Net gain on sale of branches" on our consolidated statements of income.

        Additionally, on August 8, 2014, we sold our ten branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation. Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $12.8 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $248 thousand. The benefit of $12.8 million is recorded in "Net gain on sale of branches" on our consolidated statements of income.

        Noninterest income increased $106.8 million to $181.1 million for the year ended December 31, 2013, from $74.3 million for the year ended December 31, 2012. The increase in noninterest income for the year ended December 31, 2013, compared to the same period in 2012, was primarily due to the recognition of $71.7 million of bargain purchase gain related to our acquisition of First Place Bank on January 1, 2013, a $27.8 million increase in net gain on sales of loans and a $27.7 million increase in mortgage banking and other loan fees primarily as a result of our acquisition of First Place Bank, partially offset by a $31.7 million decline in FDIC loss sharing income. First Place Bank contributed $32.5 million of net gain on sales of loans, $25.1 million of mortgage banking and other loan fees, and $10.4 million of deposit fee income. We experienced reductions in our mortgage origination volume of approximately 40% during the third and fourth quarters of 2013, compared to the first half of the year, and our total mortgage banking related revenue declined approximately 50% over the same period. In the fourth quarter of 2013, we reduced our expenses by closing our wholesale mortgage division and made other meaningful mortgage staff reductions. The decline in FDIC loss sharing income to an expense primarily reflects the shift of the provision for loan losses on covered loans from an expense to a benefit, which resulted in the establishment of amounts owed to the FDIC related to recoveries on previously claimed charge-offs.

Noninterest Expenses

        The following table presents noninterest expenses for the years ended December 31, 2014, 2013 and 2012.

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012
Noninterest expense
Salary and employee benefits	$121,744	$146,609	$59,252
Occupancy and equipment expense	31,806	26,755	14,044
Data processing fees	6,399	7,591	4,111
Professional service fees	12,952	16,640	4,925
FDIC loss sharing expense	2,158	2,007	3,024
Bank acquisition and due diligence fees	3,765	8,693	1,382
Marketing expense	4,923	3,484	1,934
Other employee expense	2,674	3,096	1,268
Insurance expense	5,697	9,974	2,436
Other expense	26,762	25,965	11,028

Total noninterest expense	$218,880	$250,814	$103,404

        Noninterest expenses decreased $31.9 million to $218.9 million for the year ended December 31, 2014, from $250.8 million for the year ended December 31, 2013. Total noninterest expense for the year ended December 31, 2014 reflects the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $41.2 million of operating costs. The decrease in noninterest expense for the year ended December 31, 2014, compared to 2013, was primarily due to decreases of $24.9 million in salary and employee benefits, $4.9 million in bank acquisition and due diligence fees, $4.3 million in insurance expense and $3.7 million in professional service fees, partially offset by an increase of $5.1 million in occupancy and equipment expense. Salary and employee benefits during the year ended December 31, 2014 included $5.8 million of transaction and integration related expenses, including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering, while the year ended December 31, 2013, included $11.6 million of transaction and integration related expenses, including First Place Bank acquisition related bonuses, stock options issued and the accrual of anticipated severance payments for planned reductions in the work force. The remaining decline in salary and employee benefits for the year ended December 31, 2014, compared to the same period in 2013, relates significantly to a reduction in employee headcount as we have eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank. These declines in operating expense reflect management's efforts to improve our operating efficiency, resulting in operating expenses, less transaction and integration related costs, decreasing in each quarter of 2014. Our core operating efficiency ratio improved to 72.8% for the year ended December 31, 2014, compared to 80.4% for the year ended December 31, 2013. The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss sharing income and gain on sales of branches.

        Noninterest expenses increased $147.4 million to $250.8 million for the year ended December 31, 2013, from $103.4 million for the year ended December 31, 2012, primarily due to the addition of First Place Bank's operating costs which totaled $129.6 million during the year ended December 31, 2013. During the year ended December 31, 2013, we added an additional 839 full-time equivalent employees for a total of 1,434, primarily as a result of our acquisition of First Place Bank. We also had a $9.1 million increase in salary and employee benefits expense outside of our acquisition of First Place Bank, and a $7.3 million increase in bank acquisition and due diligence fees. The increase in salary and employee benefits outside of our acquisition of First Place Bank was primarily due to acquisition related bonuses, stock options issued, and severance payments for reductions in the work force. Our bank acquisition and due diligence fees are expenses related to both the integration of First Place Bank and our due diligence expenses incurred in 2013 related to our acquisition of Talmer West Bank on January 1, 2014.

Income Taxes and Tax-Related Items

        During the year ended December 31, 2014, we recognized income tax expense of $7.7 million on $98.6 million of pre-tax income resulting in an effective tax rate of 7.8%, compared to the year ended December 31, 2013, in which we recognized an income tax benefit of $5.3 million on $93.2 million of pre-tax income, resulting in an effective tax rate of a negative 5.7%. Low effective tax rates for the years ended December 31, 2014 and 2013, resulted primarily because the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 and the $71.7 million bargain purchase gain resulting from our acquisition of First Place Bank on January 1, 2013 are non-taxable given the tax structure of the acquisitions.

        The low effective tax rate for the year ended December 31, 2014 was also impacted by the elimination of the remaining valuation allowance of $10.1 million on the deferred tax assets acquired in our acquisition of First Place Bank on January 1, 2013 resulting from a conclusion reached in the second quarter of 2014, with the assistance of legal and tax accounting experts, regarding the calculation of the annual Section 382 of the Internal Revenue Code limitation related to the ownership change of First Place Bank. The low effective tax rate for the year ended December 31, 2013 was also impacted by a reduction of $14.4 million of the $24.5 million valuation allowance established at acquisition date on the deferred tax assets associated with First Place Bank pre-tax losses. The $14.4 million decrease in the deferred tax asset valuation allowance during 2013 was largely due to post-acquisition date reductions in our original estimates of projected realized built-in losses on loans (i.e. bad debt deductions) occurring in the one year period following the acquisition date.

        During the year ended December 31, 2012, we recognized an income tax expense of $10.2 million on pre-tax income of $31.9 million, resulting in an effective tax rate of 32.1%. Further information on income taxes is presented in Note 14, "Income Taxes," of our audited consolidated financial statements.

Financial Condition

Balance Sheet

        Total assets were $5.9 billion at December 31, 2014, an increase of $1.3 billion compared to December 31, 2013. Of the $1.3 billion increase, $910.3 million was related to the acquisition date fair value of assets acquired in our acquisition of Talmer West Bank. The increase in total assets of $413.1 million, setting aside the fair value of assets acquired in our acquisition of Talmer West Bank, was primarily due to an increase in net uncovered loans of $841.0 million, securities available-for-sale of $107.1 million and company-owned life insurance of $58.3 million, partially offset by decreases in cash and cash equivalents of $338.0 million, net covered loans of $164.6 million and the FDIC indemnification asset of $64.8 million. The increase in net uncovered loans reflects $945.3 million of net uncovered loan growth in Talmer Bank's portfolio, partially offset by $104.3 million of net loan run-off in Talmer West Bank's loan portfolio subsequent to acquisition. The increases in securities available-for-sale and company-owned life insurance primarily reflect management's plan to more fully deploy excess liquidity [with a diverse mix of investments including U.S. government sponsored agency obligations, tax exempt obligations of state and political subdivisions and privately issued residential mortgage backed securities, partially offset by a decrease in small business administration and corporate debt securities]. The decrease in net covered loans reflects the run-off of $183.6 million in covered loans partially offset by a reduction in the allowance for covered loan losses of $19.0 million. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans, the write-off of our FDIC indemnification asset due to pay downs on covered loans and new claims filed with the FDIC for losses incurred on covered loans.

        Total assets were $4.5 billion at December 31, 2013, compared to $2.3 billion at December 31, 2012. The acquisition date fair value of assets acquired in our acquisition of First Place Bank increased assets by $2.6 billion. The primary drivers of the change in assets year over year were a $1.7 billion increase in net total loans, a $274.7 million increase in securities available-for-sale, a $109.7 million increase in income tax benefit, and a $73.0 million increase in loan servicing rights, partially offset by a $94.5 million decrease in the FDIC indemnification asset. The $1.7 billion increase in net total loans primarily reflects $1.5 billion acquired in the acquisition of First Place Bank at January 1, 2013, and net originated loan growth of approximately $600.0 million, partially offset by covered and uncovered acquired loan run-off of approximately $400.0 million. Of the $274.7 million increase in securities available-for-sale, $139.8 million was related to the fair value of securities available-for-sale acquired in the First Place Bank acquisition, with the remainder of the increase primarily reflecting management's plan to more fully deploy excess liquidity with a diverse mix of investments including mortgage-backed securities issued or guaranteed by U.S. government agencies, U.S. government sponsored agency obligations, corporate debt securities, Small Business Administration Pools and tax-exempt obligations of state and political subdivisions. The $109.7 million increase in income tax benefit during the year ended December 31, 2013 primarily reflects the acquisition date fair value of income tax benefit of $82.0 million related to the First Place Bank acquisition. Of the $73.0 million increase in loan servicing rights, $42.0 million was related to the fair value of loan servicing rights acquired in the First Place Bank acquisition with the remainder of the increase primarily driven by $23.8 million of residential mortgage loan servicing rights added to the portfolio during the year ended December 31, 2013. The decrease in the FDIC indemnification asset is primarily the result of adjustments due to recoveries received on loans previously claimed, new claims filed for losses on covered loans and the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans.

        Total liabilities were $5.1 billion at December 31, 2014, compared to $3.9 billion at December 31, 2013. The acquisition date fair value of liabilities assumed in our acquisition of Talmer West Bank increased liabilities by $861.8 million. The $1.2 billion increase in liabilities during the year ended December 31, 2014 was primarily due to increases in total deposits of $948.0 million, long-term debt of $154.9 million and short-term borrowings of $63.9 million. The $948.0 million increase in total deposits primarily reflects the acquisition date fair value of deposits assumed of $857.8 million related to our acquisition of Talmer West Bank and Talmer Bank deposit growth of $557.8 million driven largely by an increase in other brokered funds, partially offset by $389.5 million of deposits sold in our Wisconsin and New Mexico branch office sales and Talmer West Bank deposit run-off of $166.5 million during the year ended December 31, 2014. The decline in deposits due to the sales of our Wisconsin and New Mexico branch offices created a need for additional funding which was replaced largely by additional brokered funds. The increases in long-term debt and short-term borrowings primarily reflect Federal Home Loan Bank advances added during the year ended December 31, 2014, partially offset by the repayment of our $35.0 million line of credit related to our acquisition of Talmer West Bank.

        Total liabilities were $3.9 billion at December 31, 2013, compared to $1.8 billion at December 31, 2012. The acquisition date fair value of liabilities assumed in our acquisition of First Place Bank increased liabilities by $2.5 billion. The primary drivers of the year over year change in liabilities were a $1.9 billion increase in total deposits and a $160.6 million increase in long-term debt. The $1.9 billion increase in total deposits reflects the acquisition date fair value of deposits assumed of $2.1 billion related to our acquisition of First Place Bank, partially offset by deposit run-off as a result of management's efforts to reduce the level of higher cost certificates of deposit acquired in our acquisition of First Place Bank. The increase in long-term debt is primarily the result of our assumption of $313.0 million of long-term debt at fair value in our acquisition of First Place Bank, partially offset by $45.0 million of long-term debt associated with our acquisition of First Place Bank that was immediately retired at closing and other net debt payments throughout the year.

        Total shareholders' equity at December 31, 2014 was $761.6 million, an increase of $144.6 million from $617.0 million at December 31, 2013. The increase primarily reflects net income of $90.9 million for the year ended December 31, 2014 and our initial public offering completed in February 2014 that raised $42.0 million of capital, after deducting underwriting discounts and commissions and offering expenses.

        Total shareholders' equity at December 31, 2013 was $617.0 million, an increase of $96.3 million from $520.7 million at December 31, 2012. The increase was due to net income of $98.6 million and a $9.6 million increase in additional paid-in-capital, partially offset by an $11.9 million reduction to accumulated other comprehensive income as a result of shifts in the fair value of investment securities available-for-sale. The increase to additional paid-in-capital in 2013 was largely due to expenses related to stock options incurred during the year on stock options granted and fully vested during 2013.

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

        Commercial real estate loans consist of term loans secured by a mortgage lien on the real property, such as apartment buildings, office and industrial buildings, retail shopping centers and farmland.

        Commercial and industrial loans include financing for commercial purposes in various lines of businesses, including manufacturing, service industry, professional service areas and agricultural. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.

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

        Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of December 31, 2014, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area ("MSA"), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.5 billion, or approximately 36.1% of total loans, at December 31, 2014, of which approximately $259.3 million, or 16.9% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

        The following tables detail our loan portfolio by loan type and geographic location as of December 31, 2014 and 2013. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
December 31, 2014
Uncovered loans
Residential real estate(1)(2)	$603,480	$535,024	$12,555	$42,059	$100,955	$11,921	$120,018	$1,426,012
Commercial real estate(3)(4)	748,098	276,292	43,670	89,763	37,557	90,847	24,711	1,310,938
Commercial and industrial(5)	388,039	118,089	23,452	135,350	24,419	22,489	157,639	869,477
Real estate construction	63,042	19,279	8,897	17,151	16,317	4,402	2,598	131,686
Consumer	34,941	4,567	1,649	4,861	2,332	3,964	112,210	164,524

Total uncovered loans	1,837,600	953,251	90,223	289,184	181,580	133,623	417,176	3,902,637
Covered loans
Residential real estate(1)	82,399	280	22,984	1,005	1,461	97	—	108,226
Commercial real estate(3)	161,364	—	23,536	1,182	74	—	506	186,662
Commercial and industrial(5)	21,147	80	10,951	351	—	—	119	32,648
Real estate construction	4,689	—	3,913	787	—	—	—	9,389
Consumer	9,494	54	3	4	10	—	—	9,565

Total covered loans	279,093	414	61,387	3,329	1,545	97	625	346,490

Total loans	$2,116,693	$953,665	$151,610	$292,513	$183,125	$133,720	$417,801	$4,249,127

(1)
Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $437.0 million of uncovered loans and $76.0 million of covered loans. The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $132.3 million of uncovered loans. The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)
Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $501.0 million of uncovered loans and $152.5 million of covered loans.

(4)
Commercial real estate loans to borrowers in the Cleveland MSA totaled $183.9 million of uncovered loans.

(5)
Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $257.0 million of uncovered loans and $19.2 million of covered loans.

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

(2)
Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $137.7 million of uncovered loans. The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

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

        The following table details our loan portfolio by loan type for the periods presented.

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Uncovered loans
Residential real estate	$1,426,012	$1,085,453	$159,523	$95,705	$37,394
Commercial real estate
Non-owner occupied	888,650	581,651	91,231	63,036	9,794
Owner-occupied	417,843	148,545	83,820	36,416	32,943
Farmland	4,445	25,643	17,155	17,111	2,671

Total commercial real estate	1,310,938	755,839	192,206	116,563	45,408
Commercial and industrial	869,477	446,644	238,423	101,651	48,079
Real estate construction	131,686	176,226	5,866	1,518	890
Consumer	164,524	9,754	8,428	9,049	8,013

Total uncovered loans	3,902,637	2,473,916	604,446	324,486	139,784
Covered loans
Residential real estate	108,226	123,334	148,144	177,861	205,670
Commercial real estate
Non-owner occupied	108,692	154,951	183,987	249,880	202,108
Owner-occupied	70,492	115,435	163,863	206,948	78,351
Farmland	7,478	29,015	47,825	61,988	89,925

Total commercial real estate	186,662	299,401	395,675	518,816	370,384
Commercial and industrial	32,648	78,437	129,535	170,480	96,157
Real estate construction	9,389	17,218	29,540	43,581	51,640
Consumer	9,565	11,678	14,811	19,655	26,710

Total covered loans	346,490	530,068	717,705	930,393	750,561

Total loans	$4,249,127	$3,003,984	$1,322,151	$1,254,879	$890,345

        Total loans were $4.2 billion at December 31, 2014, an increase of $1.2 billion from December 31, 2013, resulting from the acquisition of $571.7 million of loans at fair value in our acquisition of Talmer West Bank on January 1, 2014 and $857.1 million of uncovered loan growth outside of the acquisition, partially offset by $183.6 million in covered loan run-off. The $857.1 million of uncovered loan growth is the result of $955.1 million of uncovered loan growth in Talmer Bank's loan portfolio, partially offset by $98.1 million of loan run-off in Talmer West Bank's loan portfolio subsequent to acquisition. The uncovered loan growth in the Talmer Bank portfolio reflects organic loan growth and the purchase of $130.0 million of consumer loans, partially offset by net loan sales of $55.4 million from our Wisconsin market and other loan run-off. The loan run-off in Talmer West Bank's loan portfolio includes $23.7 million of portfolio loans sold in the Albuquerque branch sale completed July 18, 2014. The total increase in uncovered loans of $1.4 billion at December 31, 2014, compared to December 31, 2013, including loans acquired in our acquisition of Talmer West Bank, represented increases in commercial real estate loans of $555.1 million, commercial and industrial loans of $422.8 million, residential real estate loans of $340.6 million and consumer loans of $154.8 million, partially offset by a decline in real estate construction loans of $44.5 million. The covered loan run-off for the year ended December 31, 2014, which included loan sales of $37.9 million from our Wisconsin market, resulted from decreases in commercial real estate loans of $112.8 million, or 37.7%, commercial and industrial loans of $45.8 million, or 58.4%, residential real estate loans of $15.1 million, or 12.3%, real estate construction loans of $7.8 million, or 45.5%, and consumer loans of $2.1 million, or 18.1%. Long term, we expect to increase our concentration in commercial and industrial and owner-occupied commercial real estate while decreasing our concentration in residential real estate, with a goal of our overall loan portfolio mix to be approximately one-third commercial and industrial loans, approximately one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

        Total loans were $3.0 billion at December 31, 2013, an increase of $1.7 billion from December 31, 2012, reflecting the impact of $1.5 billion of loans acquired at fair value in our acquisition of First Place Bank on January 1, 2013 and $339.1 million of net uncovered loan growth outside of the acquisition, partially offset by $187.6 million in covered loan run-off. The total increase in uncovered loans of $1.9 billion for the year ended December 31 2013, including loans acquired in our acquisition of First Place Bank, represented increases in residential real estate loans of $925.9 million, commercial real estate loans of $563.6 million, commercial and industrial loans of $208.2 million, real estate construction loans of $170.4 million and consumer loans of $1.3 million. The covered loan run-off for the year ended December 31, 2013 resulted from decreases in commercial real estate loans of $96.3 million, or 24.3%, commercial and industrial loans of $51.1 million, or 39.4%, residential real estate loans of $24.8 million, or 16.7%, real estate construction loans of $12.3 million, or 41.7%, and consumer loans of $3.1 million, or 21.2%.

        We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans. We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of December 31, 2014.

        Residential real estate loans totaled $1.5 billion at December 31, 2014, of which $1.4 billion were uncovered and $108.2 million were covered. Of the $1.5 billion of residential real estate loans outstanding at December 31, 2014, $19.2 million (consisting of $17.4 million of uncovered loans and $1.8 million of covered loans) were on nonaccrual status. Included in residential real estate loans are $240.8 million of home equity loans and lines of credit (consisting of $187.2 million of uncovered loans and $53.6 million of covered loans) of which $69.7 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of December 31, 2014. Also included in residential real estate loans are $149.1 million of uncovered jumbo adjustable rate mortgages and $47.8 million of residential real estate loans with balloon payment terms (consisting of $40.5 million of uncovered loans and $7.3 million of covered loans) of which $744 thousand were on nonaccrual status as of December 31, 2014.

        Real estate construction loans totaled $141.1 million at December 31, 2014, of which $131.7 million were uncovered loans and $9.4 million were covered loans. Of the $141.1 million of real estate construction loans outstanding at December 31, 2014, $887 thousand (consisting of $174 thousand of uncovered loans and $713 thousand of covered loans) were on nonaccrual status. Included in real estate construction loans are $15.1 million of loans with balloon payment terms (consisting of $13.3 million of uncovered loans and $1.8 million of covered loans), of which $174 thousand were on nonaccrual status as of December 31, 2014.

Loan Maturity/Rate Sensitivity

        The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2014
Uncovered loans:
Residential real estate	$72,086	$97,641	$1,256,285	$1,426,012
Commercial real estate	221,617	818,219	271,102	1,310,938
Commercial and industrial	208,568	502,798	158,111	869,477
Real estate construction	21,211	34,933	75,542	131,686
Consumer	3,399	52,986	108,139	164,524

Total uncovered loans	$526,881	$1,506,577	$1,869,179	$3,902,637

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		982,520	1,003,759
Floating interest rates		524,057	865,420

Total		$1,506,577	$1,869,179

Covered loans:
Residential real estate	$9,056	$44,691	$54,479	$108,226
Commercial real estate	101,226	63,945	21,491	186,662
Commercial and industrial	22,165	9,095	1,388	32,648
Real estate construction	6,579	2,181	629	9,389
Consumer	178	871	8,516	9,565

Total covered loans	$139,204	$120,783	$86,503	$346,490

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		112,362	44,806
Floating interest rates		8,421	41,697

Total		$120,783	$86,503

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2013
Uncovered loans:
Residential real estate	$23,500	$48,930	$1,013,023	$1,085,453
Commercial real estate	100,614	490,468	164,757	755,839
Commercial and industrial	155,673	201,290	89,681	446,644
Real estate construction	6,657	11,799	157,770	176,226
Consumer	2,663	4,495	2,596	9,754

Total uncovered loans	$289,107	$756,982	$1,427,827	$2,473,916

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		556,077	807,531
Floating interest rates		200,905	620,296

Total		$756,982	$1,427,827

Covered loans:
Residential real estate	$11,053	$46,271	$66,010	$123,334
Commercial real estate	158,912	122,596	17,893	299,401
Commercial and industrial	48,970	25,211	4,256	78,437
Real estate construction	12,944	3,651	623	17,218
Consumer	331	906	10,441	11,678

Total covered loans	$232,210	$198,635	$99,223	$530,068

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		186,643	47,250
Floating interest rates		11,992	51,973

Total		$198,635	$99,223

Allowance for Loan Losses

        We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable, incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions charged to expense and decreased by actual charge-offs, net of recoveries or previous amounts charged-off.

  Purchased Loans

        We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank, or Talmer Bank following the merger, and by Talmer West Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

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

        Impaired loans are identified to be individually evaluated for impairment based on a defined dollar threshold for commercial real estate, commercial and industrial and real estate construction loans, unless they are non-collateral dependent, in which case no threshold applies, while all residential real estate and consumer impaired loans are individually evaluated for impairment. In addition, all impaired loans held by Talmer West Bank are identified to be individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar risk characteristics.

        The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we are growing rapidly, the historical loss estimates for loans are based primarily on the actual historical loss experienced by all banks in our markets of Michigan, Ohio, Wisconsin and Nevada combined with a small factor representing our own loss history from the same time period. These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Wisconsin and Nevada, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based primarily on historical loss rates experienced in the respective loan classes by all banks in Michigan, Ohio, Wisconsin and Nevada. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

        The following tables present, by loan type, the changes in the allowance for loan losses on both uncovered and covered loans for the periods presented.

Analysis of the Allowance for Loan Losses—Uncovered

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of period	$17,746	$10,945	$7,887	$4,420	$913
Loan charge-offs:
Residential real estate	(5,691)	(8,942)	(491)	(35)	(225)
Commercial real estate	(7,546)	(4,070)	(37)	—	(805)
Commercial and industrial	(3,425)	(1,136)	—	—	—
Real estate construction	(624)	(165)	—	—	—
Consumer	(279)	(528)	(142)	(168)	—

Total loan charge-offs	(17,565)	(14,841)	(670)	(203)	(1,030)
Recoveries of loans previously charged-off:
Residential real estate	2,691	3,611	5	1	6
Commercial real estate	5,524	965	31	35	—
Commercial and industrial	888	458	32	—	1
Real estate construction	984	499	2	—	—
Consumer	469	589	44	63	46

Total loan recoveries	10,556	6,122	114	99	53

Net charge-offs	(7,009)	(8,719)	(556)	(104)	(977)
Provision for loan losses	23,082	15,520	3,614	3,571	4,484

Balance at end of period	$33,819	$17,746	$10,945	$7,887	$4,420

Allowance for loan losses as a percentage of total uncovered loans at period end	0.87%	0.72%	1.81%	2.43%	3.16%
Net loan charge-offs on noncovered loans as a percentage of average uncovered loans	0.21%	0.40%	0.19%	0.05%	1.03%

Analysis of the Allowance for Loan Losses—Covered

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of period	$40,381	$51,473	$55,352	$12,798	$—
Loan charge-offs:
Residential real estate	(2,294)	(2,664)	(4,381)	(8,183)	(4,000)
Commercial real estate	(7,568)	(9,211)	(23,042)	(10,205)	(123)
Commercial and industrial	(4,774)	(4,654)	(15,462)	(4,352)	(370)
Real estate construction	(1,545)	(1,904)	(5,375)	(4,176)	(2,477)
Consumer	(220)	(214)	(390)	(1,687)	(640)

Total loan charge-offs	(16,401)	(18,647)	(48,650)	(28,603)	(7,610)
Recoveries of loans previously charged-off:
Residential real estate	2,022	1,276	1,233	1,878	502
Commercial real estate	8,441	10,022	4,939	1,230	441
Commercial and industrial	4,092	4,236	4,906	594	904
Real estate construction	1,243	2,091	1,105	1,885	485
Consumer	330	352	330	822	226

Total loan recoveries	16,128	17,977	12,513	6,409	2,558

Net (charge-offs) recoveries	(273)	(670)	(36,137)	(22,194)	(5,052)
Provision (benefit) for loan losses	(18,755)	(10,422)	32,258	64,748	17,850

Balance at end of period	$21,353	$40,381	$51,473	$55,352	$12,798

Allowance for loan losses as a percentage of total covered loans at period end	6.16%	7.62%	7.17%	5.95%	1.71%
Net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	0.06%	0.10%	3.84%	2.33%	1.51%

        Our uncovered allowance for loan losses was $33.8 million, or 0.87% of uncovered loans, at December 31, 2014, compared to $17.7 million, or 0.72% of uncovered loans, at December 31, 2013. The $16.1 million increase in the uncovered allowance for loan losses during the year ended December 31, 2014 was primarily due to additional provision for loan growth along with allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans, partially offset by an improvement in historical loss factors.

        The covered allowance for loan losses was $21.4 million, or 6.16% of covered loans, at December 31, 2014, compared to $40.4 million, or 7.62% of total covered loans, at December 31, 2013. The $19.0 million decrease from December 31, 2013 to December 31, 2014 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows for certain of our covered purchased credit impaired loans.

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

Allocation of the Allowance for Loan Losses—Uncovered

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$6,233	2.60%	52.6%	$5,960	0.50%	34.4%
Commercial real estate	5,229	2.75	41.7	5,899	0.53	32.5
Commercial and industrial	885	5.71	3.4	6,950	0.81	24.8
Real estate construction	950	11.43	1.8	649	0.53	3.6
Consumer	162	6.78	0.5	902	0.56	4.7

Total uncovered loans	$13,459	2.95%	100.0%	$20,360	0.59%	100.0%

December 31, 2013
Balance at end of period applicable to:
Residential real estate	$3,088	1.22%	69.9%	$4,620	0.56%	39.4%
Commercial real estate	1,405	1.43	27.1	2,862	0.44	31.1
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Real estate construction	2	0.10	0.5	2,025	1.16	8.3
Consumer	115	3.96	0.8	225	3.29	0.3

Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%

December 31, 2012
Balance at end of period applicable to:
Residential real estate	$—	—%	0.1%	$2,059	1.29%	26.9%
Commercial real estate	216	3.53	56.9	4,049	2.18	31.3
Commercial and industrial	49	4.34	10.5	4,113	1.73	40.0
Real estate construction	—	—	—	268	4.57	1.0
Consumer	152	4.35	32.5	39	0.79	0.8

Total uncovered loans	$417	3.88%	100.0%	$10,528	1.77%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Residential real estate	$1,504	1.57%	29.5%	$804	2.15%	26.8%
Real estate construction	2,681	2.30	35.9	2,038	4.49	32.5
Commercial and industrial	3,307	3.25	31.3	1,062	2.21	34.4
Margin for imprecision	132	8.70	0.5	—	—	0.6
Total Noncovered	263	2.91	2.8	74	0.92	5.7
Margin for imprecision	—	—	—	442	—	—

Total uncovered loans	$7,887	2.43%	100.0%	$4,420	3.16%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses—Covered

(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$3,981	3.68%	31.2%
Commercial real estate	13,663	7.32	53.9
Commercial and industrial	2,577	7.89	9.4
Real estate construction	1,086	11.57	2.7
Consumer	46	0.48	2.8

Total covered loans	$21,353	6.16%	100.0%

December 31, 2013
Balance at end of period applicable to:
Residential real estate	$4,696	3.81%	23.3%
Commercial real estate	26,394	8.82	56.5
Commercial and industrial	7,227	9.21	14.8
Real estate construction	1,984	11.52	3.2
Consumer	80	0.69	2.2

Total covered loans	$40,381	7.62%	100.0%

December 31, 2012
Balance at end of period applicable to:
Residential real estate	$5,716	3.86%	20.7%
Commercial real estate	30,150	7.62	55.1
Commercial and industrial	10,915	8.43	18.0
Real estate construction	4,509	15.26	4.1
Consumer	183	1.24	2.1

Total covered loans	$51,473	7.17%	100.0%

December 31, 2011
Balance at end of period applicable to:
Residential real estate	$7,125	4.01%	19.1%
Commercial real estate	28,331	5.46	55.8
Commercial and industrial	13,827	8.11	18.3
Real estate construction	5,750	13.19	4.7
Consumer	319	1.62	2.1

Total covered loans	$55,352	5.95%	100.0%

December 31, 2010
Balance at end of period applicable to:
Residential real estate	$3,456	1.68%	27.4%
Commercial real estate	4,198	1.13	49.3
Commercial and industrial	2,356	2.45	12.8
Real estate construction	2,494	4.83	6.9
Consumer	294	1.10	3.6

Total covered loans	$12,798	1.71%	100.0%

(1)
Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$3,984	$2,469	$—	$—	$—
Commercial real estate	2,644	3,581	—	—	—
Commercial and industrial	180	415	7	581	—
Consumer	83	3	—	—	—

Total nonperforming troubled debt restructurings	6,891	6,468	7	581	—
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$13,390	$12,946	$87	$1,320	$—
Commercial real estate	11,112	2,010	21	—	262
Commercial and industrial	3,370	2,266	584	214	619
Real estate construction	174	510	—	—	—
Consumer	174	97	—	—	1

Total nonaccrual loans other than nonperforming troubled debt restructurings	28,220	17,829	692	1,534	882
Total nonaccrual loans	35,111	24,297	699	2,115	882
Other real estate and repossessed assets(1)	36,872	17,046	27	47	—

Total nonperforming assets	71,983	41,343	726	2,162	882
Performing troubled debt restructurings
Residential real estate	1,368	328	—	—	—
Commercial real estate	3,785	1,637	50	55	—
Residential real estate	840	1,367	1,179	—	—
Real estate construction	90	90	—	—	—
Consumer	234	30	—	—	—

Total performing troubled debt restructurings	6,317	3,452	1,229	55	—

Total uncovered impaired assets	$78,300	$44,795	$1,955	$2,217	$882

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$53	$539	$—	$—	$46

(1)
Excludes closed branches and operating facilities.

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,363	$900	$176	$—	$—
Commercial real estate	14,343	6,561	11,328	—	—
Commercial and industrial	2,043	3,052	1,844	—	—
Real estate construction	272	926	208	—	—
Consumer	13	25	—	—	—

Total nonperforming troubled debt restructurings	18,034	11,464	13,556	—	—
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$485	$88	$—	$126	$54
Commercial real estate	1,380	1,563	404	782	—
Commercial and industrial	1,517	4,149	2,142	2,094	319
Real estate construction	441	446	453	4	1
Consumer	—	6	—	—	4

Total nonaccrual loans other than nonperforming troubled debt restructurings	3,823	6,252	2,999	3,006	378
Total nonaccrual loans	21,857	17,716	16,555	3,006	378
Other real estate and repossessed assets	10,719	11,598	23,936	20,380	18,695

Total nonperforming assets	32,576	29,314	40,491	23,386	19,073
Performing troubled debt restructurings
Residential real estate	3,046	2,691	1,882	1,156	—
Commercial real estate	9,017	14,391	9,196	4,870	—
Commercial and industrial	1,137	3,802	5,176	2,429	—
Real estate construction	264	163	238	47	—

Total performing troubled debt restructurings	13,464	21,047	16,492	8,502	—

Total covered impaired assets	$46,040	$50,361	$56,983	$31,888	$19,073

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—	$1,071	$4,913	$—

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

        Total nonperforming assets were $104.6 million as of December 31, 2014, compared to $70.7 million as of December 31, 2013. The $33.9 million increase was primarily due to increases in uncovered other real estate owned and repossessed assets of $19.8 million and uncovered nonaccrual loans of $10.8 million. The increase in other real estate owned and repossessed assets included the addition of $30.9 million of uncovered other real estate owned related to our acquisition of Talmer West Bank on January 1, 2014 and the repossession of the underlying assets of a set of interrelated loans totaling $9.7 million at December 31, 2014, net of charge offs taken and valuation allowance, partially offset by other real estate sales.

        Total nonperforming assets were $70.7 million as of December 31, 2013, compared to $41.2 million at December 31, 2012. The $29.5 million increase was primarily the result of $23.6 million ($22.8 million of which related to First Place Bank) of uncovered loans moved to nonaccrual status due to bankruptcy or delinquent payment status and $18.4 million of uncovered other real estate related to the acquisition of First Place Bank on January 1, 2013, partially offset by a $12.3 million decrease in covered other real estate owned and repossessed assets.

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

        Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels. As of December 31, 2014, the estimated FDIC clawback liability totaled $26.9 million, including $22.6 million, $4.3 million and $4 thousand related to the CF Bancorp, First Banking Center and Peoples State Bank acquisitions, respectively.

        The FDIC indemnification asset balance was $67.0 million at December 31, 2014. Of this amount, we expect approximately $35.1 million to be collected from the FDIC and the remaining $31.9 million to be amortized prior to the end of the associated loss share agreement, as a result of expected improvements in cash flow expectations on covered loans. At December 31, 2014, the FDIC indemnification asset included approximately $16.0 million related to covered loans and approximately $640 thousand related to covered other real estate under loss share agreements that will expire in the next 12 months. Any losses on covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. As such, to the extent that loss share coverage ends prior to the loss triggering event on a covered asset, impairment on any remaining FDIC indemnification asset associated with the covered asset would be required. Management is closely monitoring the outcome of anticipated losses on covered assets and has proactively reviewed the portfolios of covered loans and other real estate that are under loss share agreements that are expiring [in the next 12 months] to evaluate the appropriateness of the associated remaining FDIC indemnification asset.

        The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the years ended December 31,
	2014		2013		2012
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$131,861	$7,783	$226,356	$17,999	$358,839	$57,407
Accretion	(26,426)	—	(28,040)	—	(19,156)	—
Sales and write-downs of other real estate owned (covered)	(1,484)	524	(3,804)	1,925	(1,672)	7,381
Net effect of change in allowance on covered assets(1)	(19,213)	—	(33,860)	—	(4,113)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(17,712)	17,712	(28,791)	28,791	(107,542)	107,542
Decreases due to recoveries net of additional claimable expenses incurred(2)	—	(4,981)	—	(8,613)	—	7,488
Claim payments received from the FDIC	—	(14,976)	—	(32,319)	—	(161,819)

Balance at end of period	$67,026	$6,062	$131,861	$7,783	$226,356	$17,999

(1)
Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)
Includes expenses associated with maintaining the underlying properties and legal fees.

Investment Securities

	December 31,
(Dollars in thousands)	2014	2013	2012
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,358	$98,237	43,581
Obligations of state and political subdivisions:
Taxable	397	396	396
Tax exempt	232,259	182,000	154,058
Small Business Administration (SBA) Pools	33,933	42,426	10,974
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	291,759	218,922	96,480
Privately issued	18,800	4,446	13,773
Privately issued commercial mortgage-backed securities	5,130	5,147	5,267
Corporate debt securities:
Senior debt	39,513	43,845	5,107
Subordinated debt	20,670	24,175	15,250
Equity securities	—	489	519

Total securities available-for-sale	$740,819	$620,083	$345,405
Securities held-to-maturity(1)	1,226	—	—

Total investment securities	$742,045	$620,083	$345,405

(1)
Included within "Other assets" in the Consolidated Balance Sheets.

        The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2014, total investment securities were $742.0 million, or 12.6% of total assets, compared to $620.1 million, or 13.6% of total assets, at December 31, 2013. The increase from December 31, 2013 to December 31, 2014, primarily reflected increases in a diverse mix of U.S. government sponsored agency obligations, tax exempt obligations of state and political subdivisions and privately issued residential mortgage-backed securities which reflect management's plan to more fully deploy excess liquidity, partially offset by a decrease in small business administration and corporate debt securities. Securities with a carrying value of $337.8 million and $264.6 million were pledged at December 31, 2014 and December 31, 2013, respectively, to secure borrowings and deposits.

        The following tables show contractual maturities and yields for the investment securities portfolio at December 31, 2014 and 2013.

	Maturity as of December 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)
Securities available-for-sale:
U.S. government sponsored agency obligations(1)	$—	—%	$10,000	1.65%	$60,995	1.88%	$26,751	1.15%
Obligations of state and political subdivisions:
Taxable	—	—	397	6.19	—	—	—	—
Tax exempt(2)	76	2.28	42,357	3.88	120,881	4.39	66,090	4.72
SBA Pools(3)(4)	—	—	1,650	1.06	32,174	0.87	—	—
Residential mortgage-backed securities(3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	6,268	2.73	234,666	2.42	48,222	2.44	—	—
Privately issued(1)	1,106	2.45	17,708	2.37	—	—	—	—
Commercial mortgage-backed securities(3)	—	—	5,127	2.19	—	—	—	—
Corporate debt securities(5)	1,752	1.54	36,667	1.94	10,000	5.00	11,787	2.23

Total securities available-for-sale	9,202	2.47	348,572	2.52	272,272	3.09	104,628	3.53
Securities held-to-maturity	—	—	—	—	—	—	1,226	—

Total investment securities	$9,202	2.47%	$348,572	2.52%	$272,272	3.09%	$105,854	3.49%

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency CMO's. $73.6 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 79 basis points and 200 basis points, respectively, or resulting in average yields of 2.67% and 3.15%, respectively.

(2)
Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)
Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage-backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current December 31, 2014 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $5.9 million and $11.8 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current December 31, 2014 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)	Amortized Cost	Average Yield(1)
Securities available-for-sale(2):
U.S. government sponsored agency obligations(1)	$—	—%	$—	—%	$62,606	1.40%	$39,991	1.09%
Obligations of state and political subdivisions:
Taxable(1)	—	—	—	—	397	6.19	—	—
Tax-exempt(1)(3)	2,823	2.78	20,500	3.54	116,682	3.63	44,345	3.59
SBA Pools(4)(5)	—	—	—	—	42,956	1.09	—	—
Residential mortgage-backed securities(5):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	7,356	3.10	134,132	2.23	82,030	2.18	—	—
Privately issued(1)	2,905	3.25	1,548	3.93	—	—	—	—
Commercial mortgage-backed securities(4)	—	—	5,181	2.19	—	—	—	—
Corporate debt securities(6)	—	—	42,635	1.52	14,158	2.29	11,640	2.24

Total securities available-for-sale	$13,084	3.06%	$203,996	2.20%	$318,829	2.42%	$95,976	2.39%

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

Loan servicing rights

        Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheets. As of December 31, 2014, we serviced loans with an aggregate outstanding principal balance of $7.3 billion.

        Total loan servicing rights were $70.6 million as of December 31, 2014, compared to $78.6 million as of December 31, 2013. The $8.0 million decrease was primarily due to a $10.2 million change in the fair value of loan servicing rights from December 31, 2013 to December 31, 2014 due primarily to lower market interest rates and $6.8 million of reduced fair value due to loans paid off, partially offset by $9.8 million of loan servicing rights added to the portfolio. Management has made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, or a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future.

        In January of 2015, we completed a sale of approximately $13.2 million of mortgage loan servicing rights, at a price that approximates the current fair value, which were substantially all of the servicing rights we had owned for mortgages located outside of our primarily target markets.

Deposits

	December 31,
(Dollars in thousands)	2014	2013	2012
Noninterest-bearing demand deposits	$887,567	$779,407	$415,882
Interest-bearing demand deposits	660,697	598,281	325,427
Money market and savings deposits	1,170,236	1,215,864	552,973
Time deposits	1,188,178	927,313	434,944
Other brokered funds	642,185	80,000	1,000

Total deposits	$4,548,863	$3,600,865	$1,730,226

        Total deposits were $4.5 billion at December 31, 2014 and $3.6 billion at December 31, 2013, representing 89.0% and 91.6% of total liabilities at each period end, respectively. The fair value of deposits acquired in our acquisition of Talmer West Bank totaled $857.8 million consisting of time deposits of $407.2 million, noninterest-bearing deposits of $175.1 million, money market and savings deposits of $166.0 million, and interest-bearing deposits of $109.5 million. Since the acquisition of Talmer West Bank, there has been $479.7 million of deposit growth, partially offset by $389.5 million of deposits sold in our Wisconsin and New Mexico branch office sales. The growth in deposits is primarily due to increases of $562.2 million in other brokered funds, $39.9 million in interest-bearing demand deposits and $18.5 million in noninterest-bearing demand deposits, partially offset by decreases in time deposits of $71.4 million and money market and savings deposits of $69.5 million. The growth in other brokered funds was largely due to a need for additional funding to replace the deposits sold in our Wisconsin and New Mexico branch sales. Our interest-bearing deposit costs were 28 basis points and 30 basis points for the years ended December 31, 2014 and 2013, respectively.

        Total deposits were $3.6 billion at December 31, 2013 and $1.7 billion at December 31, 2012, representing 91.6% and 94.7% of total liabilities at each period end, respectively. The fair value of the deposits acquired in our acquisition of First Place Bank totaled $2.1 billion consisting of time deposits of $849.0 million, money market and savings deposits of $645.7 million, noninterest-bearing deposits of $390.3 million, interest-bearing deposits of $235.7 million and other brokered funds of $496 thousand. Following the acquisition of First Place Bank, there was $250.6 million in net time deposit run-off, partially offset by a $78.5 million increase in other brokered funds. The net time deposit run-off reflected management's efforts to reduce the level of higher cost certificates of deposit acquired in the First Place Bank acquisition. Our interest-bearing deposit costs were 30 basis points and 36 basis points for the years ended December 31, 2013 and 2012, respectively.

        The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

	December 31,
(Dollars in thousands)	2014	2013	2012
Maturing in
3 months or less	$180,288	$103,297	$72,594
3 months to 6 months	157,599	88,492	33,918
6 months to 1 year	201,234	82,517	35,581
1 year or greater	154,046	115,508	51,504

Total	$693,167	$389,814	$193,597

Borrowings

	December 31,
(Dollars in thousands)	2014	2013	2012
Short-term borrowings:
Securities sold under agreements to repurchase	$25,743	$36,876	$18,338
FHLB advances	110,000	—	—
Holding company line of credit	—	35,000	—

Total short-term borrowings	135,743	71,876	18,338

Long-term debt:
FHLB advances(1)	286,804	130,368	38,482
Securities sold under agreements to repurchase(2)	56,444	58,079	—
Subordinated notes related to trust preferred securities(3)	10,724	10,590	—

Total long-term debt	353,972	199,037	38,482

Total short-term borrowings and long-term debt:	$489,715	$270,913	$56,820

(1)
The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million. The December 31, 2012 balance includes advances payable of $36.2 million and purchase accounting premiums of $2.3 million.

(2)
The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3)
The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million, respectively. The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million, respectively.

        Total short-term borrowings and long-term debt outstanding at December 31, 2014 was $489.7 million, an increase of $218.8 million from $270.9 million at December 31, 2013. The increase in total borrowings was primarily due to the net additions of $266.4 million in FHLB advances, partially offset by $12.8 million in securities sold under agreements to repurchase and by the repayment of our $35.0 million line of credit used to fund our acquisition of Talmer West Bank.

        Total short-term borrowings and long-term debt outstanding at December 31, 2013 was $270.9 million, an increase of $214.1 million from $56.8 million at December 31, 2012. As part of the First Place Bank acquisition on January 1, 2013, we assumed long-term debt of $313.0 million and short-term borrowings of $21.9 million. In addition, during the year ended December 31, 2013, to support the acquisition and recapitalization of Talmer West Bank, which closed on January 1, 2014, we borrowed $35.0 million under a senior unsecured line of credit. Furthermore, during the year ended December 31, 2013, we repaid a net $155.6 million of FHLB advances that resulted in $1.7 million of gain on debt extinguishment. The $313.0 million of long-term debt assumed in the acquisition of First Place Bank represented $215.5 million of FHLB advances classified as long-term debt, $50.0 million of securities sold under agreements to repurchase and $27.7 million and $9.7 million, respectively, in premiums representing the purchase accounting fair value. In addition, we assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, of which $45.0 million was immediately retired, and recorded $4.5 million in discounts, representing the purchase accounting fair value.

        Total debt was collateralized by $2.4 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2014, compared to $949.6 million of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2013. See the "Contractual Obligations" section of this financial review for maturity information.

        On February 17, 2015 we drew $20.0 million on our existing line of credit in order to facilitate our February 17, 2015 repurchase of 2.5 million warrants to repurchase shares of our Class A common stock of an aggregate purchase price of $19.9 million.

Capital Resources

        The following table summarizes the changes in our shareholders' equity for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$617,015	$520,743	$321,326
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	31	—
Net income	90,850	98,558	21,670
Other comprehensive income (loss)	11,846	(11,914)	779
Stock-based compensation expense	1,132	9,556	3,034
Issuance of common shares	42,174	41	173,934
Cash dividends paid on common stock ($0.02 per share)	(1,410)	—	—

Balance at end of period	$761,607	$617,015	$520,743

        On January 1, 2014, we purchased four of Financial Commerce Corporation's wholly-owned subsidiary banks, which immediately prior to our acquisition were consolidated into one bank, Michigan Commerce Bank, now Talmer West Bank, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code. The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us. In compliance with a Federal Deposit Insurance Corporation requirement to close the acquisition, we contributed approximately $79.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements continued to be met. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.

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

        In February 2012, we closed on a private placement of our Class A common stock consisting of an initial drawdown by us of approximately $21.0 million and commitments from investors for up to approximately $153.0 million of event driven capital at $8.00 per share to support growth strategies. In December 2012, we closed on the remaining $153.0 million of capital commitments from our investors, which was used to fund the acquisition and recapitalization of First Place Bank.

        We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

        At December 31, 2014, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework from prompt corrective action. Talmer Bank was required to maintain a ratio of Tier 1 common equity to total assets of at least 10% under the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years after our most recent FDIC-assisted acquisition. Our last failed bank acquisition closed on April 29, 2011 and, therefore, we remained subject to the heightened capital requirements through April 29, 2014.

        The capital ratios of Talmer West Bank at December 31, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010. Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

        Our capital ratios exceeded the well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	December 31,
		2014	2013	2012
Total risk-based capital
Consolidated	N/A	16.4%	19.2%	45.7%
Talmer Bank and Trust	10.0%	16.3	18.4	27.8
Talmer West Bank(1)	N/A	19.6
First Place Bank(2)	N/A		15.9
Tier 1 risk-based capital
Consolidated	N/A	15.2	18.3	44.4
Talmer Bank and Trust	6.0	15.0	17.1	26.5
Talmer West Bank(1)	N/A	18.4
First Place Bank(2)	N/A		15.3
Tier 1 leverage ratio
Consolidated	N/A	11.6	12.2	22.7
Talmer Bank and Trust	5.0	11.6	10.3	13.5
Talmer West Bank(1)	N/A	12.4
First Place Bank(2)	N/A		11.7

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

        A cash dividend on our Class A common stock of $0.01 per share was declared on January 29, 2015. The dividend will be paid on February 20, 2015, to our Class A common shareholders of record as of February 9, 2015.

        On February 17, 2015, we purchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock. The purchase price, determined utilizing the closing price of our stock on the date of repurchase representing fair value, resulted in an aggregate purchase price of $19.9 million. This transaction decreased additional paid-in-capital by $19.9 million on the date of repurchase.

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

        We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2014 and December 31, 2013, the allowance for off-balance sheet risk was $539 thousand and $1.0 million, respectively, and included in "Other liabilities" on our consolidated balance sheets.

        A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	December 31, 2012
Commitments to extend credit	$502,762	$463,362	$966,124	$523,666	$216,473	$740,139	$350,021
Standby letters of credit	69,305	4,197	73,502	68,452	561	69,013	26,365

Total commitments	$572,067	$467,559	$1,039,626	$592,118	$217,034	$809,152	$376,386

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

        We also enter into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies ("customer-initiated derivatives"). These derivatives are not used to manage interest rate risk in our assets or liabilities. We generally take offsetting positions with dealer counterparts to mitigate the inherent risk in these derivatives.

        We additionally utilize interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate borrowings and/or deposits.

        The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million.

        The following table reflects the amount and fair value of our derivatives.

	December 31,
	2014			2013			2012
		Fair Value			Fair Value			Fair Value
(Dollars in thousands)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$12,000	$—	$222	$—	$—	$—	$—	$—	$—

Total risk management purposes	12,000	—	222	—	—	—	—	—	—

Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	114,828	—	803	168,746	1,484	—	63,871	(2)	—
Interest rate lock commitments	67,817	1,489	—	67,685	1,146	—	65,132	1,574	—
Customer-initiated derivatives	125,356	1,588	1,477	—	—	—	—	—	—

Total customer-initiated and mortgage banking activities	308,001	3,077	2,280	236,431	2,630	—	129,003	1,572	—

Total gross derivatives	$320,001	$3,077	$2,502	$236,431	$2,630	$—	$129,003	$1,572	$—

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within "Other assets" and derivative liabilities are included within "Other liabilities" on the Consolidated Balance Sheets. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $103 thousand at December 31, 2014.

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

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Reserve balance at beginning of period	$4,450	$452	$—
Addition of fair value of representations and warranties due to acquisition	500	8,073	—
Provision	958	2,264	452
Charge-offs	(1,908)	(6,339)	—

Ending reserve balance	$4,000	$4,450	$452

Reserve balance:
Liability for specific claims	2,431	3,278	—
General allowance	1,569	1,172	452

Total reserve balance	$4,000	$4,450	$452

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

Contractual Obligations

        In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table represents the largest contractual obligations as of December 31, 2014.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments(1)	$35,181	$6,937	$10,914	$8,381	$8,949
FHLB borrowings	390,110	300,560	67,700	11,350	10,500
Securities sold under agreements to repurchase	75,743	25,743	40,000	—	10,000
Subordinated notes related to trust preferred securities	15,000	—	—	—	15,000

Total	$516,034	$333,240	$118,614	$19,731	$44,449

(1)
Future minimum lease payments are reduced by $941 thousand related to sublease income to be received in the following periods: $521 thousand (less than one year); $386 thousand (1-3 years); and $34 thousand (3-5 years).

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

        At December 31, 2014, we had liquidity on hand of $656.8 million, compared to $694.5 million at December 31, 2013. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

        Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2014, we had $390.1 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2015 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because Talmer Bank is "well capitalized," it can accept wholesale deposits up to approximately $1.5 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of December 31, 2014.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

        The estimated impact on our net interest income as of December 31, 2014 and 2013, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for December 31, 2014 reflect the addition of Talmer West Bank.

	December 31, 2014		December 31, 2013
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.6%	3.2%	4.7%	24.4%
+300 basis points	1.0	2.3	3.3	18.3
+200 basis points	0.6	1.7	2.1	12.3
+100 basis points	0.3	0.9	0.8	6.2
–100 basis points	(4.2)	(5.2)	(3.3)	(5.5)
–200 basis points	(9.0)	(11.2)	(7.2)	(10.5)
–300 basis points	(11.3)	(13.6)	(8.6)	(12.2)
–400 basis points	(11.8)	(14.2)	(9.2)	(12.8)

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

        The table below presents the change in our economic value of equity as of December 31, 2014 and 2013 assuming immediate parallel shifts in interest rates. Simulation results for December 31, 2014 reflect the addition of Talmer West Bank in addition to a model adjustment based upon our own historical model which resulted in longer lives of our non-core deposits.

	December 31, 2014	December 31, 2013
+400 basis points	(22.2)%	(33.8)%
+300 basis points	(15.8)	(24.2)
+200 basis points	(8.9)	(14.7)
+100 basis points	(3.9)	(6.4)
–100 basis points	—	2.6
–200 basis points	(0.2)	7.1
–300 basis points	0.4	9.3
–400 basis points	0.8	9.4

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

Item 8.    Financial Statements and Supplementary Data.

Talmer Bancorp, Inc. and Subsidiaries—Audited Consolidated Financial Statements for the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Talmer Bancorp, Inc.
Troy, Michigan

        We have audited the accompanying consolidated balance sheets of Talmer Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Talmer Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talmer Bancorp Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Grand Rapids, Michigan
March 26, 2015

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$86,185	$97,167
Interest-bearing deposits with other banks	96,551	206,160
Federal funds sold and other short-term investments	71,000	72,029

Total cash and cash equivalents	253,736	375,356
Securities available-for-sale	740,819	620,083
Federal Home Loan Bank stock	20,212	16,303
Loans held for sale, at fair value	93,453	85,252
Loans:
Residential real estate (includes $18.3 million and $16.3 million respectively, measured at fair value)(1)	1,426,012	1,085,453
Commercial real estate	1,310,938	755,839
Commercial and industrial	869,477	446,644
Real estate construction (includes $1.2 million and $1.4 million respectively, measured at fair value)(1)	131,686	176,226
Consumer	164,524	9,754

Total loans, excluding covered loans	3,902,637	2,473,916
Less: Allowance for loan losses—uncovered	(33,819)	(17,746)

Net loans—excluding covered loans	3,868,818	2,456,170
Covered loans	346,490	530,068
Less: Allowance for loan losses—covered	(21,353)	(40,381)

Net loans—covered	325,137	489,687

Net total loans	4,193,955	2,945,857
Premises and equipment	46,905	51,001
FDIC indemnification asset	67,026	131,861
Other real estate owned and repossessed assets	48,743	29,982
Loan servicing rights	70,598	78,603
Core deposit intangible	13,035	13,205
FDIC receivable	6,062	7,783
Company-owned life insurance	97,782	39,500
Income tax benefit	177,472	126,200
Other assets	40,982	26,375

Total assets	$5,870,780	$4,547,361

Liabilities
Deposits:
Noninterest-bearing demand deposits	$887,567	$779,407
Interest-bearing demand deposits	660,697	598,281
Money market and savings deposits	1,170,236	1,215,864
Time deposits	1,188,178	927,313
Other brokered funds	642,185	80,000

Total deposits	4,548,863	3,600,865
FDIC clawback liability	26,905	24,887
FDIC warrants payable	4,633	4,118
Short-term borrowings	135,743	71,876
Long-term debt	353,972	199,037
Other liabilities	39,057	29,563

Total liabilities	5,109,173	3,930,346

Shareholders' equity
Preferred stock—$1.00 par value Authorized—20,000,000 shares at 12/31/2014 and 12/31/2013 Issued and outstanding—0 shares at 12/31/2014 and 12/31/2013	—	—
Common stock:
Class A Voting Common Stock—$1.00 par value Authorized—198,000,000 shares at 12/31/2014 and 12/31/2013 Issued and outstanding—70,532,122 shares at 12/31/2014 and 66,234,397 shares at 12/31/2013	70,532	66,234
Class B Non-Voting Common Stock—$1.00 par value Authorized—2,000,000 shares at 12/31/2014 and 12/31/2013 Issued and outstanding—0 shares at 12/31/2014 and 12/31/2013	—	—
Additional paid-in-capital	405,436	366,428
Retained earnings	281,789	192,349
Accumulated other comprehensive income (loss), net of tax	3,850	(7,996)

Total shareholders' equity	761,607	617,015

Total liabilities and shareholders' equity	$5,870,780	$4,547,361

(1)
Amounts represent loans for which the Company has elected the fair value option. See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Interest income
Interest and fees on loans	$226,674	$194,857	$112,530
Interest on investments
Taxable	8,509	6,097	4,977
Tax-exempt	6,232	4,230	3,478

Total interest on securities	14,741	10,327	8,455
Interest on interest-earning cash balances	640	776	133
Interest on federal funds and other short-term investments	527	930	507
Dividends on FHLB stock	867	872	95
FDIC indemnification asset	(26,426)	(28,040)	(19,156)

Total interest income	217,023	179,722	102,564

Interest Expense
Interest-bearing demand deposits	824	673	571
Money market and savings deposits	1,930	1,889	1,105
Time deposits	6,080	5,864	3,210
Other brokered funds	879	142	16
Interest on short-term borrowings	420	105	42
Interest on long-term debt	2,627	3,052	751

Total interest expense	12,760	11,725	5,695

Net interest income	204,263	167,997	96,869
Provision for loan losses—uncovered	23,082	15,520	3,614
Provision (benefit) for loan losses—covered	(18,755)	(10,422)	32,258

Net interest income after provision for loan losses	199,936	162,899	60,997

Noninterest income
Deposit fee income	12,225	15,886	5,353
Mortgage banking and other loan fees	1,163	30,853	3,195
Net gain on sales of loans	17,747	41,212	13,449
Net gain on sale of branches	14,410	—	—
Bargain purchase gain	41,977	71,702	—
FDIC loss sharing income	(6,211)	(10,226)	21,498
Accelerated discount on acquired loans	18,197	17,154	18,914
Net gain (loss) on sales of securities	(2,066)	392	6,057
Other income	20,057	14,165	5,843

Total noninterest income	117,499	181,138	74,309
Noninterest expense
Salary and employee benefits	121,744	146,609	59,252
Occupancy and equipment expense	31,806	26,755	14,044
Data processing fees	6,399	7,591	4,111
Professional service fees	12,952	16,640	4,925
FDIC loss sharing expense	2,158	2,007	3,024
Bank acquisition and due diligence fees	3,765	8,693	1,382
Marketing expense	4,923	3,484	1,934
Other employee expense	2,674	3,096	1,268
Insurance expense	5,697	9,974	2,436
Other expense	26,762	25,965	11,028

Total noninterest expense	218,880	250,814	103,404

Income before income taxes	98,555	93,223	31,902
Income tax provision (benefit)	7,705	(5,335)	10,232

Net income	$90,850	$98,558	$21,670

Earnings per common share:
Basic	$1.30	$1.49	$0.46
Diluted	$1.21	$1.41	$0.44
Average common shares outstanding—basic	69,605	66,230	46,987
Average common shares outstanding—diluted	75,150	69,664	48,806

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income	$90,850	$98,558	$21,670
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	16,381	(17,937)	7,255
Reclassification adjustment for (gains) losses on realized income	2,066	(392)	(6,057)
Tax effect	(6,456)	6,415	(419)

Net unrealized gains (losses) on securities available-for-sale, net of tax	11,991	(11,914)	779
Unrealized losses on cash flow hedges	(259)	—	—
Reclassification adjustment for losses included in net income	37	—	—
Tax effect	77	—	—

Net unrealized losses on cash flow hedges, net of tax	(145)	—	—

Other comprehensive income (loss), net of tax	11,846	(11,914)	779

Total comprehensive income, net of tax	$102,696	$86,644	$22,449

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock
			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2011	44,469	$44,469	$201,628	$72,090	$3,139	$321,326
Net Income	—	—	—	21,670	—	21,670
Other comprehensive income	—	—	—	—	779	779
Stock-based compensation expense	—	—	3,034	—	—	3,034
Issuance of common shares	21,760	21,760	152,174	—	—	173,934

Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743

Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings		—	—	31	—	31
Net income	—	—	—	98,558	—	98,558
Other comprehensive loss	—	—	—	—	(11,914)	(11,914)
Stock-based compensation expense	—	—	9,556	—	—	9,556
Issuance of common shares	5	5	36	—	—	41

Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015

Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	90,850	—	90,850
Other comprehensive income	—	—	—	—	11,846	11,846
Stock-based compensation expense	—	—	1,132	—	—	1,132
Restricted stock awards	378	378	(378)	—	—	—
Issuance of common shares	3,920	3,920	38,254	—	—	42,174
Cash dividends paid on common stock ($0.02 per share)	—	—	—	(1,410)	—	(1,410)

Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$90,850	$98,558	$21,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,482	8,048	5,193
Amortization of core deposit intangibles	2,801	2,682	2,424
Stock-based compensation expense	1,132	9,556	3,034
Provisions for loan losses	4,327	5,098	35,872
Originations of loans held for sale	(1,049,213)	(2,339,095)	(384,278)
Proceeds from sales of loans	1,055,133	2,519,722	379,866
Net gain from sales of loans	(17,747)	(41,212)	(13,449)
Net gain from sale of branches	(14,410)	—	—
Net (gain)/loss on sales of securities	2,066	(392)	(6,057)
Gain on acquisition	(41,977)	(71,702)	—
Gain on extinguishment of FHLB advances	—	(1,736)	—
Valuation allowance and writedowns on other real estate and other repossessed assets	6,139	6,874	5,306
Valuation change in Company-owned life insurance	(2,691)	(1,328)	—
Valuation change in loan servicing rights	17,037	(7,063)	598
Net additions to loan servicing rights	(8,265)	(23,916)	(3,607)
Net decrease in FDIC indemnification asset and receivable, net of cash payments received	51,580	72,392	10,072
Net gain on sales of other real estate owned and repossessed assets	(8,414)	(3,909)	(1,026)
Net (increase)/decrease in accrued interest receivable and other assets	6,169	11,585	(3,073)
Net increase/(decrease) in accrued expenses and other liabilities	6,728	(3,612)	(2,336)
Net securities premium amortization	5,489	7,539	3,756
Deferred income tax (benefit)/expense	(5,258)	12,647	(19,678)
Change in valuation allowance of deferred income tax asset	(10,127)	(14,426)	—
Other, net	(145)	1,617	694

Net cash from operating activities	97,686	247,927	34,981

Cash flows from investing activities
Net increase in uncovered loans	(808,182)	(354,429)	(291,585)
Net decrease in covered loans	136,147	174,478	150,456
Purchases of loans	(159,585)	—	—
Purchases of FHLB stock	(10,723)	(490)	—
Purchases of securities available-for-sale	(298,033)	(421,533)	(451,251)
Purchases of Company-owned life insurance	(55,591)	—	—
Purchases of premises and equipment	(11,138)	(2,629)	(3,639)
Payments received from FDIC under loss sharing agreements	14,976	32,319	161,819
Proceeds from:
Maturities and redemptions of securities available-for-sale	119,312	239,835	92,147
Redemption of FHLB Stock	12,747	—	—
Sale of securities available-for-sale	82,496	31,667	241,136
Sale of loans	123,833	3,542	11,290
Sale of other real estate owned and repossessed assets	48,215	37,045	18,877
Sale of premises and equipment	12,685	109	120
Sale of deposits	(389,476)	—	—
Net cash provided from acquisition	209,831	394,805	—

Net cash from (used in) investing activities	(972,486)	134,719	(70,630)

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows (Continued)

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from financing activities
Net increase/(decrease) in deposits	493,632	(250,619)	34,627
Net increase/(decrease) in short-term borrowings	98,849	(3,354)	2,704
Issuances of long-term FHLB advances	180,000	30,000	12,000
Repayments of long-term FHLB advances	(23,564)	(179,630)	(20,005)
Repayments on long-term sweep repurchase agreements	(1,635)	(1,627)	—
Repayments of senior unsecured line of credit	(35,000)	—	—
Draw on senior unsecured line of credit	—	35,000	—
Other changes in long-term debt	134	128	—
Proceeds from issuance of common stock, including tax benefit	42,174	41	173,934
Cash dividends paid on common stock ($0.02 per share)	(1,410)	—	—

Net cash from (used in) financing activities	753,180	(370,061)	203,260

Net change in cash and cash equivalents	(121,620)	12,585	167,611
Beginning cash and cash equivalents	375,356	362,771	195,160

Ending cash and cash equivalents	$253,736	$375,356	$362,771

Supplemental disclosure of cash flow information:
Interest paid	$12,207	$11,084	$5,789
Income taxes paid	5,808	15,800	46,830
Transfer from loans to other real estate owned and repossessed assets	32,808	22,660	26,095
Loans securitized	—	10,359	—
Net transfer of loans held for investment to loans held for sale	18,819	17,708	—
Transfer from premises and equipment to other real estate owned	480	4,052	1,467
Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	13,619	139,764	—
FHLB stock	5,933	12,993	—
Loans held for sale	—	213,946	—
Uncovered loans	571,666	1,530,376	—
Premises and equipment	4,912	22,168	—
Loan servicing rights	767	41,967	—
Company-owned life insurance	—	38,172	—
Other real estate owned and repossessed assets	30,878	18,448	—
Core deposit intangible	3,633	9,816	—
Other assets	62,542	128,278	—
Deposits	857,769	2,121,258	—
Short-term borrowings	18	21,892	—
Long-term debt	—	312,956	—
Other liabilities	4,017	22,925	—

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations and Principles of Consolidation:    The consolidated financial statements include Talmer Bancorp, Inc., (the "Company"), a registered bank holding company, and the accounts and operations of its wholly owned subsidiaries, Talmer Bank and Trust, Talmer West Bank and First Place Holdings. Intercompany transactions and balances are eliminated in consolidation.

        The Company provides financial services through 78 offices as of December 31, 2014, located in Midwest markets in Southeastern Michigan, smaller communities in Northeastern Michigan, Northeastern and Eastern Ohio and Chicago, Illinois and additionally operates one branch in Las Vegas, Nevada.

        The Company is a full service community bank offering a full suite of commercial and retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals within its geographic footprint. Our product line includes loans to small and medium-sized businesses, residential mortgage loans, commercial real estate loans, residential and commercial construction and development loans, consumer loans, home equity loans, agricultural loans, and a variety of commercial and consumer demand, savings and time deposit products. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area. Approximately 8.2% of the Company's loan portfolio is covered under Federal Deposit Insurance Corporation ("FDIC") loss sharing agreements.

        The Company also engages in mortgage banking activities and, as such, acquires, sells, and services one-to-four family residential mortgage loans and construction loans.

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

        On July 18, 2014, Talmer West Bank sold its single branch office in Albuquerque, New Mexico along with its $34.1 million of deposits and $23.7 million of loans to Grants State Bank, a unit of First Bancorp of Durango, Inc. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $1.6 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of related core deposit intangible of $91 thousand and other costs associated with the transaction of approximately $170 thousand. The benefit of $1.6 million is recorded in "Net gain on sale of branches" on the Consolidated Statements of Income.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On August 8, 2014 we sold our 10 branch offices located in Wisconsin to Town Bank, a wholly owned bank subsidiary of Wintrust Financial Corporation. Town Bank assumed all of our deposits in Wisconsin totaling $354.8 million as of August 8, 2014. Concurrent with the closing of this transaction, Town Bank sold two of the branch locations and related deposits in Kenosha and Genoa City, Wisconsin to its affiliate, State Bank of the Lakes, a Wintrust community bank. The net impact to pre-tax income related to this transaction recorded in the third quarter of 2014 is a $12.8 million benefit, representing the gain on the sale of net assets acquired and liabilities assumed, partially offset by the write-off of the related core deposit intangible of $911 thousand and other costs associated with the transaction of approximately $248 thousand. The benefit of $12.8 million is recorded in "Net gain on sale of branches" on the Consolidated Statements of Income.

  Subsequent Events:

        First of Huron Corporation acquisition:    For information about the Company's subsequent acquisition of First Huron Corporation effective February 6, 2015, refer to Note 25, Subsequent Acquisition.

        Sale of mortgage servicing rights:    For information about the Company's January 30, 2015 sale of mortgage servicing rights refer to Note 11, Loan Servicing Rights.

        Repurchase of warrants:    For information about the Company's February 17, 2015 repurchase of 2.5 million warrants refer to Note 17, Stock-Based Compensation and Stock Warrants.

        Use of Estimates:    To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

        Investment Securities:    Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities that are not held for trading purposes are accounted for as securities available-for-sale and are recorded at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Federal Home Loan Bank ("FHLB") Stock:    Talmer Bank and Trust and Talmer West Bank are members of the FHLB of Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Purchased loans outside the scope of ASC 310-30 including purchased loans with revolving privileges, are accounted for under FASB ASC Topic 310-20, "Receivables—Nonrefundable Fees and Other Costs" ("ASC 310-20") or under FASB ASC Topic 310-40, "Receivables—Troubled Debt Restructurings by Creditors" ("ASC 310-40"), where applicable. Discounts created when the loans were recorded at their estimated fair values at acquisition are amortized over the remaining term of the loan as an adjustment to the related loan's yield.

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

        The accrual of interest income, for loans outside the scope of ASC 310-30, on commercial and industrial, commercial real estate, residential real estate and real estate construction loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. The accrual of interest income for bankruptcy loans is discontinued upon notification of bankruptcy status of the borrower. Consumer loans outside the scope of ASC 310-30 are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans outside the scope of ASC 310-30 are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued, but not received for a loan placed on nonaccrual, is charged against interest income. Interest received on such loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Certain loans acquired in FDIC-assisted transactions are initially covered under loss sharing agreements and are referred to as covered loans. Pursuant to the terms of the loss sharing agreements, the FDIC will reimburse the Company for 80% of losses incurred on covered loans. For certain purchased loans, the reimbursement rate for losses are reduced for losses above a certain threshold. The Company will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under the loss sharing agreement. For loans that were fully charged off prior to acquisition, the FDIC will reimburse the Company for 50% of expenses incurred to collect on the loan and the Company will reimburse the FDIC for 50% of the recoveries recognized from its collection efforts. The FDIC's obligation to reimburse the Company for losses with respect to covered loans began with the first dollar of loss incurred by the Company.

        Originated Loans:    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments.

        During the normal course of business, loans originated with the initial intention to sell, but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment. During the year ended December 31, 2014, the Company transferred $3.5 million of loans held for sale to our portfolio of loans held for investment. In accordance with the provisions of FASB ASC Topic 825 "Financial Instruments," loans elected to be carried at fair value retain the election and continue to be carried at fair value. Loans held for sale are carried at fair value based on the Company's election of the fair value option, and as such, the loans transferred from held for sale will continue to be reported at fair value. The fair value of these loans is estimated using discounted cash flows taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan, and an illiquidity discount reflecting the relative illiquidity of the market.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Allowance for Loan Losses:

        Purchased Loans:    The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30 and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by quarterly re-estimating expected cash flows with any decline in expected cash flows recorded as impairment in the provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, the Company first reverses any previously recorded allowance for loan loss, then adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life. For non-purchased credit impaired loans acquired in the First Place Bank and Talmer West Bank transactions that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank and Talmer West Bank, and subsequently Talmer Bank and Trust, for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        All consumer and residential real estate impaired loans are identified to be individually evaluated for impairment. Commercial and industrial, commercial real estate and real estate construction impaired loans are identified to be individually evaluated for impairment based on a defined dollar threshold, unless they are non-collateral dependent, in which case no threshold applies. In addition, all impaired loans held by Talmer West Bank are identified to be individually evaluated for impairment. For individually evaluated impaired loans, a specific allowance is established when the discounted expected cash flows or the fair value of the underlying collateral of the impaired loan is lower than the carrying value of the loan. The valuations are reviewed and updated on a quarterly basis. While the determination of the specific allowance may involve estimates, each estimate is unique to the individual loan, and none is individually significant.

        Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank and Talmer West Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by all banks in Michigan, Ohio, Wisconsin and Nevada and our own historical losses. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer, and further segregated by region, including Michigan, Ohio, Wisconsin and Nevada, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The accounting for FDIC indemnification assets is closely related to the accounting for the underlying, indemnified assets. The Company re-estimates the expected indemnification asset cash flows in conjunction with the quarterly re-estimation of cash flows on covered assets accounted for under ASC 310-30. Improvements in cash flow expectations on covered assets generally result in a related decline in the expected indemnification cash flows and are reflected as a downward yield adjustment on the indemnification assets. When the expected cash flows on the indemnified assets increase such that a previously recorded covered allowance for loan losses is reversed, we account for the associated decrease in the indemnification asset immediately in earnings. Any remaining decrease in the indemnification asset is amortized over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified asset. Deterioration in cash flow expectations on covered assets generally results in an increase in expected indemnification cash flows and is reflected as both FDIC loss sharing income and an increase to the indemnification asset. If the indemnified asset is paid in full or otherwise settled, the related indemnification asset is adjusted to the current expected claimable amount.

        Reimbursement requests are submitted to the FDIC on a quarterly basis for all covered assets. As of December 31, 2014, the reimbursement claims submitted by the Company to the FDIC were being reimbursed on a timely basis.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned and Repossessed Assets:    Other real estate owned and repossessed assets represent property acquired by the Company as part of an acquisition or subsequently through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans and additionally includes closed branches or operating facilities. The acquired properties are recorded at fair value at the date of acquisition. Losses arising at the time of acquisition of properties not acquired as part of an acquisition are charged against the allowance for loan and lease losses. Foreclosed properties and closed branches or operating facilities are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, all other real estate owned is valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed by management. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Subsequent write-downs, for amounts not expected to be recovered, in the carrying value of other real estate owned and repossessed asset properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property. Improvement amounts may not be capitalized in excess of the net realizable value of the property. Any gains or losses realized at the time of disposal are reflected in the Consolidated Statements of Income. For other real estate owned and repossessed assets acquired by the Company covered under a loss sharing agreement with the FDIC, pursuant to the terms of the loss sharing agreements, 80% of losses and expenses incurred while holding such covered assets are reimbursed by the FDIC. In addition, any losses recognized at foreclosure, during the holding period or realized at the time of disposal are partially offset by the FDIC loss share income reflected in the Consolidated Statements of Income. Gains realized are shared with the FDIC in accordance with the loss sharing agreements.

        Core Deposit Intangibles ("CDIs"):    CDIs represent the estimated value of acquired relationships with deposit customers. The estimated fair value of CDIs are based on a discounted cash flow methodology that gives appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. CDIs are amortized on an accelerated basis over their useful lives. CDIs are evaluated on an annual basis for impairment in accordance with ASC Topic 350, "Intangibles—Goodwill and Other".

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 1, 2013, the Company elected to account for all loan servicing rights under the fair value method. The guidance in FASB Accounting Standards Codification ("ASC") Subtopic 860-50, "Transfers and Servicing—Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for a Company to apply this election prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loan servicing rights under the fair value method. The change in accounting policy in the first quarter of 2013 resulted in a cumulative adjustment to retained earnings in the amount of $31 thousand. Prior to January 1, 2013, loan servicing rights were subject to impairment testing.

        Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of outstanding principal and are recorded as income when earned. Late fees related to loan servicing are not material. Servicing fees are recorded as a component of "Mortgage banking and other loan fees" in the Consolidated Statements of Income.

        Transfers of Financial Assets:    Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sheets, with the corresponding charge reflected as a component of "Other expense" in the Consolidated Statements of Income.

        Derivative Instruments:    At the inception of a derivative contract, the Company designates the derivative based on the Company's intentions and belief as to likely effectiveness as a hedge. The types entered into by the Company include a risk management hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge") or a customer-initiated interest rate derivative with no hedging designation ("customer-initiated derivative").

        Cash Flow Hedges:    The Company enters into interest rate swaps designated as cash flow hedges to manage the variability of cash flows, primarily net interest income, attributable to changes in interest rates. The gain or loss on a cash flow hedge is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of a cash flow hedge that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings as noninterest income. Net cash settlements on cash flow hedges are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

        The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged items, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

        When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flows hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

        Customer-Initiated Derivatives:    The Company enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies ("customer-initiated derivatives"). Therefore, these derivatives are not used to manage interest rate risk in the Company's assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results from the spread between the customer derivatives and the offsetting dealer positions. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further by the type of hedging relationship. The Company presents derivative instruments at fair value in the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are subject to legally enforceable master netting arrangements. For derivative instruments

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not designated as hedging instruments, the gain or loss derived from changes in fair value are recognized in current earnings during the period of change.

        Mortgage Banking Derivatives:    Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are recorded in "Other assets" and "Other liabilities" in the Consolidated Balance Sheets. These commitments are accounted for as free standing derivatives under FASB ASC Topic 815, "Derivatives and Hedging". Fair values of these derivatives are estimated based on the fair value of the related mortgage loans determined using observable market data. The Company adjusts the outstanding interest rate lock commitments with prospective borrowers based on exercise and funding expectations. Changes in the fair values of these derivatives are included in "Net gain on sales of loans" in the Consolidated Statements of Income.

        Stock-Based Compensation:    Compensation cost is recognized for stock options and restricted stock awards issued based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The fair value of restricted stock awards is equal to the market price of the common stock at the date of grant. Compensation cost is recognized on a straight-line basis over the required service period, generally defined as the vesting period, based on the number of shares ultimately expected to vest.

        Deferred Compensation Plan:    The Company maintains a deferred compensation plan for certain key employees and members of the Board of Directors which allows participants to defer a portion of their compensation. Participants had the ability to begin deferrals into the Deferred Compensation Plan beginning July 1, 2014. While the Company maintains ownership of the deferred compensation asset, the participants are able to direct the investment of the assets into a pre-determined selection of investment options. Company stock is not an investment option for the participants. The assets are recorded at fair value in other assets on the Consolidated Balance Sheets. A liability is established, in other liabilities on the Consolidated Balance Sheets, for the fair value of the obligation to the participants. Any increase or decrease in the fair value of the deferred compensation plan assets is recorded in "Other noninterest income" on the Consolidated Statements of Income. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the Consolidated Statements of Income.

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

        A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

on examination. For tax positions not meeting the "more likely than not test" test, no tax benefit is recorded.

        The Company records interest and penalties on income tax liabilities in "Income tax provision (benefit)" on the Consolidated Statements of Income, if applicable.

        Earnings per Common Share:    The Company applies the two-class method of computing earnings per share as the Company has unvested restricted stock awards which qualify as participating securities. Under this calculation, all outstanding unvested share-based payment awards that contain right to nonforfeitable dividends are considered participating securities and earnings per share is determined according to dividends declared, when applicable, and participating rights in undistributed earnings.

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

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and cash flow hedges, which are recognized as separate components of equity.

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

        Fair Value Measurements of Financial Instruments:    Fair value measurement applies whenever accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Fair value measurements and disclosures guidance establishes a three-level fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items for which there is an active market.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Operating Segments:    While the chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Management reviews operating performance and makes decisions as one banking segment across all geographies served.

        Reclassifications:    Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

        Recently Adopted and Issued Accounting Standards:    The following provides a description of recently adopted or newly issued not yet effective accounting standards that could have a material effect on our financial statements.

        In January of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"), which clarifies the time at which a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan. The creditor is considered to have physical possession when legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed. Consequently it should reclassify the loan to other real estate owned at that time. ASU 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, as such, the Company will adopt ASU 2014-04 as of January 1, 2015. Under the provisions, the Company will have the option to adopt the amendments in the ASU using either a modified retrospective transition method or a prospective transition method. The adoption of the provisions of ASU 2014-04 is not expected to have a material impact on the Company's financial condition or results of operations.

        In May of 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. ASU

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. As such, the Company will adopt ASU 2014-09 as of January 1, 2017. Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach. The Company is currently evaluating the provisions of ASU 2014-09.

        In August of 2014, the FASB issued ASU 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure" ("ASU 2014-14"), which addresses foreclosed mortgage loans that are fully or partially guaranteed under government programs to reduce diversity in practice of classification. The update requires that upon foreclosure, a mortgage loan be derecognized and a separate other receivable be recognized if the loan has an inseparable guarantee before foreclosure, if the creditor has the intent to transfer the property to the guarantor and make a claim on the guarantee to recover under the claim, and if at foreclosure the claim determined is fixed, on the basis of fair value. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. As such, the Company will adopt the accounting guidance under ASU 2014-14 as of January 1, 2015. Under the provision, the Company will have the option to adopt the guidance using either a prospective transition method or a modified retrospective transition method. The adoption of the provisions of ASU 2014-14 is not expected to have a material impact on the Company's financial condition or results of operations.

2. BUSINESS COMBINATIONS

        The Company has determined that the acquisitions of Talmer West Bank (formerly known as Michigan Commerce Bank) and First Place Bank constitute business combinations as defined by FASB ASC Topic 805, "Business Combinations." Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, "Fair Value Measurement." In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. BUSINESS COMBINATIONS (Continued)

        Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. The Company contributed $99.5 million of additional capital during the year ended December 31, 2014 to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014. The Company incurred $3.0 million of acquisition related expenses related to the acquisition of Talmer West Bank during the year ended December 31, 2014. These acquisition related expenses are included within "Bank acquisition and due diligence fees" in the Consolidated Statements of Income. Twelve of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company's target market areas.

        The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date as presented in the following table.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. BUSINESS COMBINATIONS (Continued)

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. BUSINESS COMBINATIONS (Continued)

        Talmer West Bank's results of operations have been included in the Company's financial results since the January 1, 2014 acquisition date.

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

	For the years ended December 31,
(Dollars in thousands)	2014(1)	2013
Net Interest and other income	$321,762	$393,483
Net Income	90,850	107,289
Earnings per common share:
Basic	$1.30	$1.62
Diluted	1.21	1.54

(1)
As the business combination was effective January 1, 2014, there were no proforma adjustments for the year ended December 31, 2014.

        On January 1, 2013, the Company purchased substantially all of the assets of First Place Financial Corp. (FPFC) including all of the issued and outstanding shares of common stock of First Place Bank, a wholly-owned subsidiary of FPFC, headquartered in Warren, Ohio, in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code, for cash consideration of $45.0 million. Under the provisions of the asset purchase agreement, the Company assumed $60.0 million in subordinated notes issued to First Place Capital Trust, First Place Capital Trust II, and First Place Capital III, of which $45.0 million was immediately retired. Following the acquisition, the Company contributed $179.0 million of additional capital in order to recapitalize First Place Bank with commitments to contribute additional capital if needed. The Company incurred $1.4 million of acquisition related expenses during the year ended December 31, 2012, primarily related to the acquisition of First Place Bank included within "Bank acquisition and due diligence fees" in the Consolidated Statements of Income. For the year ended December 31, 2013, the Company incurred $8.7 million of bank acquisition and due diligence fees of which $8.3 million related to costs associated with the First Place Bank transaction. First Place Bank was consolidated with and into Talmer Bank and Trust on February 10, 2014.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. BUSINESS COMBINATIONS (Continued)

        The assets and liabilities associated with the acquisition of First Place Bank were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date as presented in the following table.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. BUSINESS COMBINATIONS (Continued)

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

        The following unaudited pro forma financial information presents the consolidated results of operation of the Company and First Place Bank as if the acquisition had occurred as of January 1, 2012 with pro forma adjustments to give effect to any change in interest income due to the accretion (amortization) of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2012.

	For the years ended December 31,
(Dollars in thousands)	2013(1)	2012
Net Interest and other income	$349,352	$416,319
Net Income	98,558	45,279
Earnings per share:
Basic	$1.49	$0.68
Diluted	1.41	0.67

(1)
As the business combination was effective January 1, 2013, there were no proforma adjustments for the year ended December 31, 2013.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

        Investment securities:    Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

analysis based on internal models using available third-party market data. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include obligations issued by U.S. government-sponsored enterprises, state and municipal obligations, mortgage-backed securities issued by both U.S. government-sponsored enterprises and non-agency enterprises securities, corporate debt securities, Small Business Administration Pools and privately issued commercial mortgage-backed securities that have active markets at the measurement date. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.

        Securities classified as Level 3, including a trust preferred security and a privately issued subordinated corporate debt security (included within "Corporate debt securities") and an obligation of a political subdivision as of December 31, 2014, represent securities in less liquid markets requiring significant management assumptions when determining fair value. The fair values of these investment securities represent less than one percent of the total available-for-sale securities. The fair values of the trust preferred security and subordinated corporate debt security are compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment. Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics. Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis. The fair value of the subordinated corporate debt security and the political subdivision obligation are determined to be equal to the carrying cost since the securities were acquired. The issuers have continued to pay their obligations without fail and the Company has not received any information to question future payments. Since the purchase of these securities, no credit related concerns have come to the Company's attention, therefore no adjustment for credit loss assumptions were made.

        Investment securities classified as held-to-maturity are carried at amortized cost. Due to limited liquidity of these securities held-to-maturity securities are classified as Level 3. The fair value of the held-to-maturity security is determined to be equal to the carrying value. No credit related concerns have come to the Company's attention; therefore, no credit loss assumptions were made.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        Loans measured at fair value:    During the normal course of business, loans originated with the initial intention to sell but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination. The fair value of these loans is estimated using discounted cash flows, taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan and an illiquidity discount reflecting the relative illiquidity of the market. Due to the adjustments made relating to unobservable inputs, the Company classifies the loans transferred from loans held for sale as recurring Level 3.

        Loans:    The Company does not record loans at fair value on a recurring basis other than those discussed in "Loans measured at fair value" above. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans, outside the scope of ASC 310-30, are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans, which include all nonaccrual loans and troubled debt restructurings, are disclosed as nonrecurring fair value measurements when an allowance is established based on the fair value of the underlying collateral. Appraisals for collateral-dependent impaired loans are prepared by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor's required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics to determine if additional downward adjustments should be made. Property values are typically adjusted when management is aware of circumstances, economic changes or other conditions, since the date of the appraisal that would impact the expected selling price. Such adjustments are usually significant and result in a nonrecurring Level 3 classification.

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

December 31, 2014

3. FAIR VALUE (Continued)

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

        Premises and equipment:    Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Impaired premises and equipment at December 31, 2014 and December 31, 2013 were recorded at fair value based on a recent appraisal through a valuation allowance. The Company classifies impaired premises and equipment as nonrecurring Level 2.

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

        Other real estate owned and repossessed assets:    Other real estate owned and repossessed assets represents property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans, or by closing of branches or operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management's estimate of the value, using a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor's required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Adjustments are typically significant and result in a Level 3 classification.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        Loan servicing rights:    Loan servicing rights are accounted for under the fair value measurement method as of January 1, 2013 based on accounting election as described in Note 1, "Summary of Significant Accounting Policies". A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. Changes in fair value of loan servicing rights are recorded in "Mortgage banking and other loan fees". Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3. Refer to Note 11, "Loan Servicing Rights", for assumptions included in the valuation of loan servicing rights.

        FDIC receivable:    The FDIC receivable represents claims submitted to the Federal Deposit Insurance Corporation ("FDIC") for reimbursement for which the Company expects to receive payment within 90 days. Due to their short term nature, the carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC receivable as Level 2.

        Company-owned life insurance and deferred compensation plan liabilities:    The Company holds life insurance policies on certain officers, both for investment purposes and for the Company's deferred compensation plan. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Company classifies the estimated fair value of Company-owned life insurance as Level 2. Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets. Deferred compensation plan liabilities are recorded with "other liabilities" and are classified by the Company as Level 2.

        Derivative instruments:    The Company enters into interest rate lock commitments with prospective borrowers to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, which are carried at fair value on a recurring basis. The fair value of these commitments is based on the fair value of related mortgage loans determined using observable market data. Interest rate lock commitments are adjusted for expectations of exercise and funding. This adjustment is not considered to be a material input. The Company classifies interest rate lock commitments and forward contracts related to mortgage loans to be delivered for sale as recurring Level 2.

        Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at December 31, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

derivatives. As a result, the company classifies its risk management cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

        FDIC warrants payable:    FDIC warrants payable represent stock warrants that were issued to the FDIC in connection with the 2010 FDIC-assisted acquisition of CF Bancorp. These warrants are recorded at net present value based on management estimates used in a discounted pricing model. The inputs into the pricing model include management's assumption of an annualized growth rate. The carrying amount of these instruments approximates the estimated fair value. The Company classifies the estimated fair value of FDIC warrants payable as Level 3.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,358	$—	$98,358	$—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	232,259	—	232,259	—
Small Business Administration ("SBA") Pools	33,933	—	33,933	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterpries	291,759	—	291,759	—
Privately issued	18,800	—	18,800	—
Privately issued commercial mortgage-backed securities	5,130	—	5,130	—
Corporate debt securities	60,183	—	56,758	3,425

Total securities available-for-sale	740,819	—	736,997	3,822
Loans measured at fair value:
Residential real estate	18,311	—	—	18,311
Real estate construction	1,215	—	—	1,215
Loans held for sale	93,453	—	93,453	—
Loan servicing rights	70,598	—	—	70,598
Derivative assets:
Interest rate lock commitments	1,489	—	1,489	—
Customer-initiated derivatives	1,588	—	1,588	—

Total derivatives	3,077	—	3,077	—

Total assets at fair value	$927,473	$—	$833,527	$93,946

Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	803	—	803	—
Customer-initiated derivatives	1,477	—	1,477	—
Risk management derivatives	222	—	222	—

Total derivatives	2,502	—	2,502	—

Total liabilities at fair value	$2,502	$—	$2,502	$—

December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,237	$—	$98,237	$—
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	182,000	—	182,000	—
Small Business Administration ("SBA") Pools	42,426	—	42,426	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterpries	218,922	—	218,922	—
Privately issued	4,446	—	4,446	—
Privately issued commercial mortgage-backed securities	5,147	—	5,147	—
Corporate debt securities	68,020	—	67,615	405
Equity securities	489	489	—	—

Total securities available-for-sale	620,083	489	618,793	801
Loans measured at fair value:
Residential real estate	16,334	—	—	16,334
Real estate construction	1,374	—	—	1,374
Loans held for sale	85,252	—	85,252	—
Loan servicing rights	78,603	—	—	78,603
Derivative assets:
Forward contracts related to mortgage loans to be delivered for sale	1,484	—	1,484	—
Interest rate lock commitments	1,146	—	1,146	—

Total derivatives	2,630	—	2,630	—

Total assets at fair value	$804,276	$489	$706,675	$97,112

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2014 or 2013.

        The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Year ended December 31, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	3,505	—
Gains (losses):
Recorded in earnings (realized):
Recorded in "Interest on investments"	1	4	—	—
Recorded in "Mortgage banking and other loan fees"	—	—	681	(17,037)
Recorded in OCI (pre-tax)	—	16	—	—
Purchases	—	3,000	—	—
New originations	—	—	—	9,036
Reduction from loans ansd sevicing rights sold	—	—	—	(771)
Repayments	—	—	(2,496)	—
Draws on previously issued lines of credits	—	—	128	—

Balance, end of period	$397	$3,425	$19,526	$70,598

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

	Year-ended December 31, 2013
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

        The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

	December 31,
(Dollars in thousands)	2014	2013
Aggregate fair value	$19,526	$17,708
Contractual balance	19,100	18,022
Fair market value gain (loss)	426	(314)

        There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2014 was $155 thousand and $191 thousand, respectively. Of the aggregate fair value of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

loans that were 90 days or more past due as of December 31, 2014, $155 thousand were on nonaccrual status. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2013 was $293 thousand and $301 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2013, $252 thousand were on nonaccrual status.

        Interest income is recorded based on the contractual terms of the loans in accordance with the Company's policy on loans held for investment and is recorded in "Interest and fees on loans" in the Consolidated Statements of Income. For the years ended December 31, 2014 and 2013, there were $604 thousand and $108 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

        The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Change in fair value:
Included in "Net gain on sales of loans"	$75	$(193)	$—
Included in "Mortgage banking and other loan fees"	669	—	—

        The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in "Interest and fees on loans" in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of December 31, 2014 or 2013.

        The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

	December 31,
(Dollars in thousands)	2014	2013
Aggregate fair value	$93,453	$85,252
Contractual balance	89,138	82,567
Unrealized gain	4,315	2,685

        The total amount of gains (losses) from changes in fair value of loans held for sale included in "Net gain on sales of loans" in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Change in fair value	$1,630	$(2,940)	$(230)

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

        The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,898	$—	$—	$2,898
Commercial real estate	4,115	—	—	4,115
Commercial and industrial	579	—	—	579
Consumer	12	—	—	12

Total uncovered impaired loans	7,604	—	—	7,604

Covered
Residential real estate	152	—	—	152
Commercial and industrial	350	—	—	350

Total covered impaired loans	502	—	—	502

Total impaired loans	8,106	—	—	8,106
Other real estate owned (uncovered)(2)	9,670	—	—	9,670
Other real estate owned (covered)(3)	3,807	—	—	3,807
Repossessed assets(4)	9,654	—	—	9,654
Premises and equipment(5)	675	—	675	—

Total	$31,912	$—	$675	$31,237

December 31, 2013
Impaired loans:(1)
Uncovered
Residential real estate	$1,569	$—	$—	$1,569
Commercial and industrial	762	—	—	762

Total uncovered impaired loans	2,331	—	—	2,331

Covered
Commercial real estate	644	—	—	644

Total covered impaired loans	644	—	—	644

Total impaired loans	2,975	—	—	2,975
Other real estate owned (uncovered)(2)	2,216	—	—	2,216
Other real estate owned (covered)(3)	4,596	—	—	4,596
Premises and equipment(5)	105	—	105	—

Total	$9,892	$—	$105	$9,787

(1)
Specific reserves of $2.9 million and $1.4 million were provided to reduce the fair value of these loans at December 31, 2014 and 2013, respectively, based on the estimated fair value of the underlying collateral. In

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

  addition, charge-offs of $32 thousand and $86 thousand reduced the fair value of these loans in the years ended December 31, 2014 and 2013, respectively.

(2)
The Company charged $4.0 million and $2.0 million through other noninterest expenses during the years ended December 31, 2014 and 2013, respectively, to reduce the fair value of these properties.

(3)
The Company charged $1.7 million and $4.9 million through other noninterest expenses during the years ended December 31, 2014 and 2013, respectively, to reduce the fair value of these properties. These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4)
A valuation allowance of $460 thousand was provided to reduce the fair value of these repossessed assets at December 31, 2014, based on the estimated fair value.

(5)
The Company charged $185 thousand and $5 thousand through other noninterest expenses during the years ended December 31, 2014 and 2013, respectively, to reduce the value of premises and equipment deemed impaired during the period.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

        The following tables present the carrying amount and estimated fair values of financial instruments not recorded at fair value in their entirety on a recurring basis on the Company's Consolidated Balance Sheets.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$253,736	$253,736	$86,185	$167,551	$—
Federal Home Loan Bank stock	20,212	N/A
Net loans, excluding covered loans(1)	3,868,818	3,948,847	—	—	3,948,847
Net covered loans(2)	325,137	420,627	—	—	420,627
Accrued interest receivable	12,533	12,533	—	12,533	—
FDIC indemnification asset	67,026	34,572	—	—	34,572
FDIC receivable	6,062	6,062	—	6,062	—
Company-owned life insurance	97,782	97,782	—	97,782	—
Securities held-to-maturity	1,226	1,226	—	—	1,226
Financial liabilities:
Deposits:
Savings and demand deposits	$3,288,414	$3,288,414	$—	$3,288,414	$—
Time deposits(3)	1,260,449	1,260,453	—	1,260,453	—

Total deposits	4,548,863	4,548,867	—	4,548,867	—
FDIC clawback liability	26,905	26,905	—	—	26,905
Short-term borrowings	135,743	135,743	—	135,743	—
Long-term debt	353,972	348,373	—	348,373	—
FDIC warrants payable	4,633	4,633	—	—	4,633
Accrued interest payable	1,476	1,476	—	1,476	—
Deferred compensation plan liabilities	587	587	—	587	—

(1)
Included $7.6 million of impaired loans recorded at fair value on a nonrecurring basis and $19.5 million of loans recorded at fair value on a recurring basis.

(2)
Included $502 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)
Includes $72.3 million of other brokered funds.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

3. FAIR VALUE (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Cash and cash equivalents	$375,356	$375,356	$97,167	$278,189	$—
Federal Home Loan Bank stock	16,303	N/A
Net loans, excluding covered loans(1)	2,456,170	2,574,109	—	—	2,574,109
Net covered loans(2)	489,687	534,857	—	—	534,857
Accrued interest receivable	7,968	7,968	—	7,968	—
FDIC indemnification asset	131,861	84,010	—	—	84,010
FDIC receivable	7,783	7,783	—	7,783	—
Company-owned life insurance	39,500	39,500	—	39,500	—
Financial liabilities:
Deposits:
Savings and demand deposits	$2,673,552	$2,673,552	$—	$2,673,552	$—
Time deposits	927,313	928,128	—	928,128	—

Total deposits	3,600,865	3,601,680	—	3,601,680	—
FDIC clawback liability	24,887	24,887	—	—	24,887
Short-term borrowings	71,876	71,876	—	71,876	—
Long-term debt	199,037	190,420	—	190,420	—
FDIC warrants payable	4,118	4,118	—	—	4,118
Accrued interest payable	626	626	—	626	—

(1)
Included $2.3 million of impaired loans recorded at fair value on a nonrecurring basis and $17.7 million of loans recorded at fair value on a recurring basis.

(2)
Included $644 thousand of impaired loans recorded at fair value on a nonrecurring basis.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. SECURITIES

        The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,746	$791	$(179)	$98,358
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	229,404	3,578	(723)	232,259
SBA Pools	33,824	209	(100)	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	289,156	2,886	(283)	291,759
Privately issued	18,814	27	(41)	18,800
Privately issued commercial mortgage-backed securities	5,127	3	—	5,130
Corporate debt securities	60,206	209	(232)	60,183

Total securities available-for-sale	$734,674	$7,703	$(1,558)	$740,819

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,226	$—	$—	$1,226

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. SECURITIES (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$102,597	$—	$(4,360)	$98,237
Obligations of state and political subdivisions:
Taxable	396	—	—	396
Tax-exempt	184,351	2,102	(4,453)	182,000
SBA Pools	42,956	162	(692)	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	223,518	729	(5,325)	218,922
Privately issued	4,453	22	(29)	4,446
Privately issued commercial mortgage-backed securities	5,181	—	(34)	5,147
Corporate debt securities	68,433	237	(650)	68,020
Equity securities	500	—	(11)	489

Total securities available-for-sale	$632,385	$3,252	$(15,554)	$620,083

        Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the years ended December 31 ,
(Dollars in thousands)	2014	2013	2012
Proceeds	$82,496	$31,667	$241,136
Gross gains	248	420	6,094
Gross losses	(2,314)	(28)	(37)

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. SECURITIES (Continued)

        The amortized cost and fair value of debt securities by contractual maturity at December 31, 2014 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value
Securities available-for-sale:
Within one year	$1,828	$1,829
After one year through five years	99,447	100,383
After five years through ten years	195,022	196,853
After ten years	438,377	441,754

Total securities available-for-sale	$734,674	$740,819

Securities held-to-maturity:
After one year through five years	$1,226	$1,226

Total securities held-to-maturity	$1,226	$1,226

        Securities with a carrying value of $337.8 million and $264.6 million were pledged at December 31, 2014 and 2013, respectively, to secure borrowings and deposits.

        At December 31, 2014 or 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. SECURITIES (Continued)

        A summary of the Company's investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2014
U.S. government sponsored agency obligations	$—	$—	$14,821	$(179)	$14,821	$(179)
Obligations of state and political subdivisions:
Tax-exempt	31,054	(260)	33,650	(463)	64,704	(723)
SBA Pools	1,844	(4)	17,682	(96)	19,526	(100)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	36,261	(85)	27,361	(198)	63,622	(283)
Privately issued	7,801	(41)	8	—	7,809	(41)
Corporate debt securities	22,520	(162)	8,912	(70)	31,432	(232)

Total securities available-for-sale	$99,480	$(552)	$102,434	$(1,006)	$201,914	$(1,558)

December 31, 2013
U.S. government sponsored agency obligations	$98,237	$(4,360)	$—	$—	$98,237	$(4,360)
Obligations of state and political subdivisions:
Tax-exempt	102,585	(4,159)	5,794	(294)	108,379	(4,453)
SBA Pools	26,498	(692)	—	—	26,498	(692)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	155,028	(4,952)	18,846	(373)	173,874	(5,325)
Privately issued	557	(1)	1,746	(28)	2,303	(29)
Privately issued commercial mortgage-backed securities	5,147	(34)	—	—	5,147	(34)
Corporate debt securities	34,487	(650)	—	—	34,487	(650)
Equity securities	489	(11)	—	—	489	(11)

Total securities available-for-sale	$423,028	$(14,859)	$26,386	$(695)	$449,414	$(15,554)

        As of December 31, 2014, the Company's security portfolio consisted of 346 securities, 107 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

4. SECURITIES (Continued)

        The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At December 31, 2014, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $201.9 million with gross unrealized losses of $1.6 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

5. LOANS

        Residential real estate loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30-year term, and in most cases, are extended to borrowers to finance their primary residence with both fixed-rate and adjustable-rate terms. The majority of these loans originated by the Company conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. As such, the credit underwriting standards adhere to the underwriting standards and documentation requirements established by the respective investor or correspondent bank. Residential real estate loans also include home equity loans and lines of credit that are secured by a first or second lien on the borrower's residence. Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk as described previously for residential real estate loans.

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

        Commercial and industrial loans include financing for commercial purposes in various lines of business, including manufacturing, service industry, professional service areas and agricultural. The Company works with businesses to meet their short-term working capital needs while also providing long-term financing for their business plans. Credit risk is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries. The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities including the review of historical and projected cash flows, historical financial performance, financial strength of the principals and guarantors, and collateral values, where applicable. Commercial and industrial loans are generally secured with the assets of the company and/or the personal guarantee of the business owners.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

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

        Loans at December 31, 2014 and December 31, 2013 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
December 31, 2014
Residential real estate	$86,515	$21,711	$108,226	$239,523	$1,186,489	$1,426,012	$1,534,238
Commercial real estate	160,886	25,776	186,662	190,148	1,120,790	1,310,938	1,497,600
Commercial and industrial	23,752	8,896	32,648	15,499	853,978	869,477	902,125
Real estate construction	8,415	974	9,389	8,309	123,377	131,686	141,075
Consumer	9,469	96	9,565	2,389	162,135	164,524	174,089

Total	$289,037	$57,453	$346,490	$455,868	$3,446,769	$3,902,637	$4,249,127	(1)

December 31, 2013
Residential real estate	$100,034	$23,300	$123,334	$253,528	$831,925	$1,085,453	$1,208,787
Commercial real estate	262,769	36,632	299,401	98,299	657,540	755,839	1,055,240
Commercial and industrial	51,407	27,030	78,437	5,985	440,659	446,644	525,081
Real estate construction	15,268	1,950	17,218	1,970	174,256	176,226	193,444
Consumer	11,508	170	11,678	2,907	6,847	9,754	21,432

Total	$440,986	$89,082	$530,068	$362,689	$2,111,227	$2,473,916	$3,003,984	(1)

(1)
Reported net of deferred fees and costs totaling $4.6 million and $9.8 million at December 31, 2014 and 2013, respectively.

Nonperforming Assets and Past Due Loans

        Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions, other real estate owned obtained through foreclosure and other repossessed assets.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

no longer doubtful. Loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period provision for loan losses or future yield adjustments.

        Information as to nonperforming assets was as follows:

	December 31,
(Dollars in thousands)	2014	2013
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$17,374	$15,415
Commercial real estate	13,756	5,591
Commercial and industrial	3,550	2,681
Real estate construction	174	510
Consumer	257	100

Total nonaccrual loans	35,111	24,297
Other real estate owned and repossessed assets(1)	36,872	17,046

Total uncovered nonperforming assets	71,983	41,343
Covered nonperforming assets
Nonaccrual loans
Residential real estate	1,848	988
Commercial real estate	15,723	8,124
Commercial and industrial	3,560	7,201
Real estate construction	713	1,372
Consumer	13	31

Total nonaccrual loans	21,857	17,716
Other real estate owned and repossessed assets(1)	10,719	11,598

Total covered nonperforming assets	32,576	29,314

Total nonperforming assets	$104,559	$70,657

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$12	$539
Consumer	41	—

Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$53	$539

(1)
Excludes closed branches and operating facilities.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

        Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	December 31, 2014
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,709	$2,044	$9,593	$23,346	$1,163,143	$1,186,489	$12
Commercial real estate	4,870	1,083	11,333	17,286	1,103,504	1,120,790	—
Commercial and industrial	4,679	184	2,960	7,823	846,155	853,978	—
Real estate construction	1,004	136	174	1,314	122,063	123,377	—
Consumer	964	152	150	1,266	160,869	162,135	41

Total	$23,226	$3,599	$24,210	$51,035	$3,395,734	$3,446,769	$53

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$238	$35	$1,179	$1,452	$20,259	$21,711	$—
Commercial real estate	—	—	4,569	4,569	21,207	25,776	—
Commercial and industrial	373	7	2,923	3,303	5,593	8,896	—
Real estate construction	—	—	710	710	264	974	—
Consumer	—	—	2	2	94	96	—

Total	$611	$42	$9,383	$10,036	$47,417	$57,453	$—

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

Impaired Loans

        Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Uncovered
Nonaccrual loans	$35,111	$24,297
Performing troubled debt restructurings:
Residential real estate	1,368	328
Commercial real estate	3,785	1,637
Commercial and industrial	840	1,367
Real estate construction	90	90
Consumer	234	30

Total uncovered performing troubled debt restructurings	6,317	3,452

Total uncovered impaired loans	$41,428	$27,749

Covered
Nonaccrual loans	$21,857	$17,716
Performing troubled debt restructurings:
Residential real estate	3,046	2,691
Commercial real estate	9,017	14,391
Commercial and industrial	1,137	3,802
Real estate construction	264	163

Total covered performing troubled debt restructurings	13,464	21,047

Total covered impaired loans	$35,321	$38,763

Troubled Debt Restructurings

        The Company assesses all loan modifications to determine whether a modification constitutes a troubled debt restructuring ("TDR"). For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower. For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired in association with consideration of qualitative factors included within ASC 310-40. All TDRs are considered impaired loans. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of charge off and/or allowance for loan losses.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

        As of December 31, 2014, there were $25.0 million of nonperforming TDRs and $19.8 million of performing TDRs included in impaired loans. As of December 31, 2013, there were $17.9 million of nonperforming TDRs and $24.5 million of performing TDRs included in impaired loans. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties which is documented by a current credit evaluation the loan is no longer required to be reported as a TDR.

        The following tables present the recorded investment of loans modified in TDRs during the years ended December 31, 2014 and 2013 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

								Financial effects of modification
	Concession type						Total recorded investment at December 31, 2014
									Provision (benefit) for loan losses(2)
(Dollars in thousands)	Principal deferral	Principal reduction(1)	Interest rate	Forbearance agreement	A/B Note Restructure	Total number of loans		Net charge-offs (recoveries)
For the year ended December 31, 2014
Uncovered
Residential real estate	$116	$1,070	$1,315	$160	$—	40	$2,661	$(135)	$411
Commercial real estate	448	—	2,022	2,001	—	20	4,471	30	850
Commercial and industrial	70	—	194	264	—	20	528	28	12
Consumer	142	82	54	10	—	8	288	(2)	30

Total uncovered	$776	$1,152	$3,585	$2,435	$—	88	$7,948	$(79)	$1,303

Covered
Residential real estate	$594	$45	$238	$—	$—	22	$877	$(13)	$35
Commercial real estate	—	—	631	416	10,656	5	11,703	—	373
Commercial and industrial	—	—	173	86	—	8	259	—	7
Real estate construction	257	—	—	—	—	2	257	—	—

Total covered	$851	$45	$1,042	$502	$10,656	37	$13,096	$(13)	$415

Total loans	$1,627	$1,197	$4,627	$2,937	$10,656	125	$21,044	$(92)	$1,718

(1)
Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2014 totaled $1.3 million.

(2)
The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

							Financial effects of modification
	Concession type					Total recorded investment at December 31, 2013
								Provision (benefit) for loan losses(2)
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Principal Reduction(1)	Total number of loans		Net charge-offs (recoveries)
For the year ended December 31, 2013
Uncovered
Residential real estate	$3	$1,255	$—	$1,539	30	$2,797	$313	$800
Commercial real estate	1,737	3,416	19	—	12	5,172	550	308
Commercial and industrial	636	302	—	—	11	938	—	(33)
Real estate construction	90	—	—	—	3	90	—	—
Consumer	—	30	—	—	4	30	2	3

Total uncovered	$2,466	$5,003	$19	$1,539	60	$9,027	$865	$1,078

Covered
Residential real estate	$1,091	$183	$—	$46	29	$1,320	$47	$97
Commercial real estate	202	1,933	1	—	17	2,136	1,138	752
Commercial and industrial	594	468	73	54	34	1,189	218	168
Real estate construction	774	7	—	—	4	781	—	—
Consumer	6	—	—	—	3	6	(8)	(8)

Total covered	$2,667	$2,591	$74	$100	87	$5,432	$1,395	$1,009

Total loans	$5,133	$7,594	$93	$1,639	147	$14,459	$2,260	$2,087

(1)
Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2013 totaled $1.4 million.

(2)
The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

        On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the years ended December 31, 2014 and 2013, including the

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

recorded investment as of December 31, 2014 and 2013. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the years ended December 31,
	2014			2013
(Dollars in thousands)	Total number of loans	Total recorded investment at December 31, 2014	Charged off following a subsequent default	Total number of loans	Total recorded investment at December 31, 2013	Charged off following a subsequent default
Uncovered
Residential real estate	13	$554	$60	21	$2,062	$406
Commercial real estate	6	2,669	—	7	2,677	550
Commercial and industrial	3	44	—	1	4	—
Consumer	2	110	2	3	30	3

Total uncovered	24	3,377	62	32	4,773	959
Covered
Residential real estate	4	22	—	5	215	31
Commercial real estate	1	415	—	8	1,127	224
Commercial and industrial	—	—	—	14	318	191

Total covered	5	437	—	27	1,660	446

Total loans	29	$3,814	$62	59	$6,433	$1,405

        At December 31, 2014, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.0 million.

        The terms of certain other loans that were modified during the years ended December 31, 2014 and 2013 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

        Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Uncovered loans
Commercial real estate	$1,153,132	$63,567	$80,483	$13,756	$1,310,938
Commercial and industrial	824,239	29,511	12,177	3,550	869,477
Real estate construction	123,822	1,981	5,709	174	131,686

Total	$2,101,193	$95,059	$98,369	$17,480	$2,312,101

Covered loans
Commercial real estate	$102,952	$16,073	$51,914	$15,723	$186,662
Commercial and industrial	16,718	1,875	10,495	3,560	32,648
Real estate construction	3,817	792	4,067	713	9,389

Total	$123,487	$18,740	$66,476	$19,996	$228,699

December 31, 2013
Uncovered loans
Commercial real estate	$645,276	$43,597	$61,375	$5,591	$755,839
Commercial and industrial	423,295	10,237	10,431	2,681	446,644
Real estate construction	164,466	19	11,231	510	176,226

Total	$1,233,037	$53,853	$83,037	$8,782	$1,378,709

Covered loans
Commercial real estate	$163,167	$17,058	$111,052	$8,124	$299,401
Commercial and industrial	43,917	6,951	20,368	7,201	78,437
Real estate construction	6,193	2,803	6,850	1,372	17,218

Total	$213,277	$26,812	$138,270	$16,697	$395,056

        For residential real estate loans and consumer loans, the Company evaluates credit quality based on the aging status of the loan and by payment activity. Residential real estate loans and consumer loans secured by a residence where the debt has been discharged but the borrower continues to make

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

5. LOANS (Continued)

payments are considered nonperforming. The following table presents residential real estate and consumer loans by credit quality:

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2014
Uncovered loans
Residential real estate	$1,408,638	$17,374	$1,426,012
Consumer	164,267	257	164,524

Total	$1,572,905	$17,631	$1,590,536

Covered loans
Residential real estate	$106,378	$1,848	$108,226
Consumer	9,552	13	9,565

Total	$115,930	$1,861	$117,791

December 31, 2013
Uncovered
Residential real estate	$1,070,038	$15,415	$1,085,453
Consumer	9,654	100	9,754

Total	$1,079,692	$15,515	$1,095,207

Covered loans
Residential real estate	$122,346	$988	$123,334
Consumer	11,647	31	11,678

Total	$133,993	$1,019	$135,012

6. ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses represents management's assessment of probable, incurred credit losses in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics. Management's evaluation in establishing the adequacy of the allowance includes evaluation of actual past loan loss experience, probable incurred losses in the portfolio, adverse situations that may affect a specific borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, and other pertinent factors, such as periodic internal and external evaluations of delinquent, nonaccrual, and classified loans. The evaluation is inherently subjective as it requires utilizing material estimates. The evaluation of these factors is the responsibility of certain senior officers from the credit administration, finance, and lending areas.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

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

        For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all commercial real estate, commercial and industrial and real estate construction nonaccrual loans and collateral dependent TDRs greater than $250,000 and all non-collateral dependent commercial TDRs. For residential real estate loans and consumer loans on nonaccrual status or if the loan is a TDR, the Company individually assesses the loan for impairment. In addition, all nonaccrual loans and all TDRs held by Talmer West Bank are individually evaluated for impairment.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

        Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
December 31, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$14,316	$4,268	$18,584	$23,080	$1,110
Commercial real estate	7,609	5,956	13,565	17,016	1,276
Commercial and industrial	915	1,884	2,799	2,807	982
Real estate construction	174	—	174	174	—
Consumer	296	176	472	610	82

Total uncovered individually evaluated impaired loans	$23,310	$12,284	$35,594	$43,687	$3,450

Covered individually evaluated impaired loans
Residential real estate	$2,155	$2,583	$4,738	$6,388	$417
Commercial real estate	10,400	11,985	22,385	28,755	1,277
Commercial and industrial	1,545	779	2,324	2,668	109
Real estate construction	670	—	670	994	—
Consumer	11	1	12	39	—

Total covered individually evaluated impaired loans	$14,781	$15,348	$30,129	$38,844	$1,803

December 31, 2013
Uncovered individually evaluated impaired loans
Residential real estate	$8,143	$5,871	$14,014	$17,005	$1,923
Commercial real estate	4,588	—	4,588	4,423	—
Commercial and industrial	1,817	1,065	2,882	3,548	284
Real estate construction	359	—	359	359	—
Consumer	3	30	33	33	1

Total uncovered individually evaluated impaired loans	$14,910	$6,966	$21,876	$25,368	$2,208

Covered individually evaluated impaired loans
Residential real estate	$1,141	$1,537	$2,678	$3,389	$360
Commercial real estate	17,138	924	18,062	21,814	230
Commercial and industrial	3,704	1,417	5,121	5,503	937
Real estate construction	1,138	—	1,138	2,672	—
Consumer	6	19	25	45	2

Total covered individually evaluated impaired loans	$23,127	$3,897	$27,024	$33,423	$1,529

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

	For the years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$18,870	$649	$14,099	$540	$—	$—
Commercial real estate	14,558	915	5,034	442	—	—
Commercial and industrial	2,847	76	3,221	476	700	446
Real estate construction	174	8	280	—	—	—
Consumer	464	37	33	3	—	—

Total uncovered individually evaluated impaired loans	$36,913	$1,685	$22,667	$1,461	$700	$446

Covered individually evaluated impaired loans
Residential real estate	$5,095	$306	$2,747	$162	$—	$—
Commercial real estate	24,495	1,492	18,317	1,102	15,108	2,743
Commercial and industrial	2,474	118	6,108	230	815	2,358
Real estate construction	665	24	1,082	103	452	—
Consumer	18	4	26	4	—	—

Total covered individually evaluated impaired loans	$32,747	$1,944	$28,280	$1,601	$16,375	$5,101

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

Uncovered Loans

        Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2014
Allowance for loan losses—uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	7,485	8,883	6,968	(788)	534	23,082
Gross charge-offs	(5,691)	(7,546)	(3,425)	(624)	(279)	(17,565)
Recoveries	2,691	5,524	888	984	469	10,556

Net (charge-offs) recoveries	(3,000)	(2,022)	(2,537)	360	190	(7,009)

Ending allowance for loan losses	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819

As of December 31, 2014
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$1,110	$1,276	$982	$—	$82	$3,450
Collectively evaluated for impairment	4,850	4,623	5,968	649	820	16,910
Accounted for under ASC 310-30	6,233	5,229	885	950	162	13,459

Allowance for loan losses—uncovered:	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819

Balance of uncovered loans:
Individually evaluated for impairment	$18,584	$13,565	$2,799	$174	$472	$35,594
Collectively evaluated for impairment	1,167,905	1,107,225	851,179	123,203	161,663	3,411,175
Accounted for under ASC 310-30	239,523	190,148	15,499	8,309	2,389	455,868

Total uncovered loans	$1,426,012	$1,310,938	$869,477	$131,686	$164,524	$3,902,637

For the year ended December 31, 2013
Allowance for loan losses—uncovered:
Balance at beginning of period	$2,059	$4,265	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	10,980	3,107	(80)	1,425	88	15,520
Gross charge-offs	(8,942)	(4,070)	(1,136)	(165)	(528)	(14,841)
Recoveries	3,611	965	458	499	589	6,122

Net (charge-offs) recoveries	(5,331)	(3,105)	(678)	334	61	(8,719)

Ending allowance for loan losses	$7,708	$4,267	$3,404	$2,027	$340	$17,746

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2013
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$1,923	$—	$284	$—	$1	$2,208
Collectively evaluated for impairment	2,697	2,862	2,959	2,025	224	10,767
Accounted for under ASC 310-30	3,088	1,405	161	2	115	4,771

Allowance for loan losses—uncovered:	$7,708	$4,267	$3,404	$2,027	$340	$17,746

Balance of uncovered loans:
Individually evaluated for impairment	$14,014	$4,588	$2,882	$359	$33	$21,876
Collectively evaluated for impairment	817,911	652,952	437,777	173,897	6,814	2,089,351
Accounted for under ASC 310-30	253,528	98,299	5,985	1,970	2,907	362,689

Total uncovered loans	$1,085,453	$755,839	$446,644	$176,226	$9,754	$2,473,916

For the year ended December 31, 2012
Allowance for loan losses—uncovered:
Balance at beginning of period	$1,504	$2,681	$3,307	$132	$263	$7,887
Provision for loan losses	1,041	1,590	823	134	26	3,614
Gross charge-offs	(491)	(37)	—	—	(142)	(670)
Recoveries	5	31	32	2	44	114

Net (charge-offs) recoveries	(486)	(6)	32	2	(98)	(556)

Ending allowance for loan losses	$2,059	$4,265	$4,162	$268	$191	$10,945

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. ALLOWANCE FOR LOAN LOSSES (Continued)

Covered Loans

        Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2014
Allowance for loan losses—covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Benefit for loan losses	(443)	(13,604)	(3,968)	(596)	(144)	(18,755)
Gross charge-offs	(2,294)	(7,568)	(4,774)	(1,545)	(220)	(16,401)
Recoveries	2,022	8,441	4,092	1,243	330	16,128

Net (charge-offs) recoveries	(272)	873	(682)	(302)	110	(273)

Ending allowance for loan losses	$3,981	$13,663	$2,577	$1,086	$46	$21,353

As of December 31, 2014
Allowance for loan losses—covered:
Individually evaluated for impairment	$417	$1,277	$109	$—	$—	$1,803
Collectively evaluated for impairment	123	57	89	7	1	277
Accounted for under ASC 310-30	3,441	12,329	2,379	1,079	45	19,273

Allowance for loan losses—covered:	$3,981	$13,663	$2,577	$1,086	$46	$21,353

Balance of covered loans:
Individually evaluated for impairment	$4,738	$22,385	$2,324	$670	$12	$30,129
Collectively evaluated for impairment	16,973	3,391	6,572	304	84	27,324
Accounted for under ASC 310-30	86,515	160,886	23,752	8,415	9,469	289,037

Total covered loans	$108,226	$186,662	$32,648	$9,389	$9,565	$346,490

For the year ended December 31, 2013
Allowance for loan losses—covered:
Balance at beginning of period	$5,716	$30,150	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	368	(4,567)	(3,270)	(2,712)	(241)	(10,422)
Gross charge-offs	(2,664)	(9,211)	(4,654)	(1,904)	(214)	(18,647)
Recoveries	1,276	10,022	4,236	2,091	352	17,977

Net (charge-offs) recoveries	(1,388)	811	(418)	187	138	(670)

Ending allowance for loan losses	$4,696	$26,394	$7,227	$1,984	$80	$40,381

As of December 31, 2013
Allowance for loan losses—covered:
Individually evaluated for impairment	$360	$230	$937	$—	$2	$1,529
Collectively evaluated for impairment	192	3,010	471	108	1	3,782
Accounted for under ASC 310-30	4,144	23,154	5,819	1,876	77	35,070

Allowance for loan losses—covered:	$4,696	$26,394	$7,227	$1,984	$80	$40,381

Balance of covered loans:
Individually evaluated for impairment	$2,678	$18,062	$5,121	$1,138	$25	$27,024
Collectively evaluated for impairment	20,622	18,570	21,909	812	145	62,058
Accounted for under ASC 310-30	100,034	262,769	51,407	15,268	11,508	440,986

Total covered loans	$123,334	$299,401	$78,437	$17,218	$11,678	$530,068

For the year ended December 31, 2012
Allowance for loan losses—covered:
Balance at beginning of period	$7,125	$28,331	$13,827	$5,750	$319	$55,352
Provision (benefit) for loan losses	1,739	19,922	7,644	3,029	(76)	32,258
Gross charge-offs	(4,381)	(23,042)	(15,462)	(5,375)	(390)	(48,650)
Recoveries	1,233	4,939	4,906	1,105	330	12,513

Net (charge-offs) recoveries	(3,148)	(18,103)	(10,556)	(4,270)	(60)	(36,137)

Ending allowance for loan losses	$5,716	$30,150	$10,915	$4,509	$183	$51,473

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

        A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred. The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels. The estimated FDIC clawback liability totaled $26.9 million ($22.6 million related to the CF Bancorp acquisition, $4.3 million related to the First Banking Center acquisition and $4 thousand related to the Peoples State Bank acquisition) at December 31, 2014 compared to $24.9 million ($21.0 million related to the CF Bancorp acquisition and $3.9 million related to the First Banking Center acquisition) at December 31, 2013. No clawback liability was recorded in relation to Peoples State Bank at December 31, 2013.

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

        Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$302,287	$216,970	$184,499
Additions due to acquisitions	32,764	158,221	—
Discount accretion	(91,129)	(95,758)	(81,683)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	99,253	82,490	145,382
Other activity, net(1)	(66,117)	(59,636)	(31,228)

Balance at end of period	$277,058	$302,287	$216,970

(1)
Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

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

        The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the years ended December 31, 2014, 2013 and 2012 for both covered and uncovered purchased credit impaired loans was $99.3 million, $82.5 million and $145.4 million, respectively. The Company also identified declines in the cash flow expectations of certain loans. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

        Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at December 31, 2014 and 2013.

	December 31,
(Dollars in thousands)	2014	2013
Contractual cash flows	$1,281,482	$1,357,070
Non-accretable difference	(259,519)	(251,108)
Accretable yield	(277,058)	(302,287)

Loans accounted for under ASC 310-30	$744,905	$803,675

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

        The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Provision (benefit) for loan losses—covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$1,491	$11,179	$26,219
Additional provision (benefit) recorded, net of charge-offs, for covered loans	(20,246)	(21,601)	6,039

Total provision (benefit) for loan losses—covered	$(18,755)	$(10,422)	$32,258

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	4,015	5,598	16,883
Income (expense) recorded, to offset provision (benefit), for covered loans	(11,729)	(17,281)	4,831

Total loss sharing income (expense) due to provision for loan losses—covered	(7,714)	(11,683)	21,714

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	(2,524)	5,581	9,336
Net (income) expense recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(8,517)	(4,320)	1,208

Net (increase) decrease to income before taxes	$(11,041)	$1,261	$10,544

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $41.5 million, $49.1 million and $145.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

        The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the years ended December 31, 2014 and 2013. For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 "Allowance for Loan Losses."

	For the years ended December 31,
	2014		2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$131,861	$7,783	$226,356	$17,999
Accretion	(26,426)	—	(28,040)	—
Sales and write-downs of other real estate owned (covered)	(1,484)	524	(3,804)	1,925
Net effect of change in allowance on covered assets(1)	(19,213)	—	(33,860)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(17,712)	17,712	(28,791)	28,791
Decreases due to recoveries net of additional claimable expenses incurred(2)	—	(4,981)	—	(8,613)
Claim payments received from the FDIC	—	(14,976)	—	(32,319)

Balance at end of period	$67,026	$6,062	$131,861	$7,783

(1)
Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)
Includes expenses associated with maintaining the underlying properties and legal fees.

8. PREMISES AND EQUIPMENT

        The following table summarized premises and equipment at December 31:

(Dollars in thousands)	2014	2013
Land and land improvements	$8,299	$9,067
Buildings	29,203	36,905
Furniture and equipment	22,738	16,383
Data processing software	4,701	3,454
Leasehold improvements	3,446	2,514
Automobiles	316	312

Total	68,703	68,635
Less accumulated depreciation and amortization	21,798	17,634

Premises and equipment, net	$46,905	$51,001

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

8. PREMISES AND EQUIPMENT (Continued)

        The Company leases certain branch properties and equipment under operating leases. Net rent expense was $8.9 million, $5.1 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The net book value of premises and equipment sold in our New Mexico and Wisconsin branch sales was $9.0 million and $114 thousand, respectively.

        During the years ended December 31, 2014 and 2013, the Company transferred $480 thousand and $4.0 million from premises and equipment to other real estate owned, respectively, due to branch or building operation closings/consolidations.

        Future minimum lease payments for operating leases, before considering renewal options that generally are present, are as follows:

(Dollars in thousands)	Future Minimum Lease Payments(1)
Years ending December 31,
2015	$6,937
2016	5,896
2017	5,018
2018	4,419
2019	3,962
Thereafter	8,949

Total	$35,181

(1)
Future minimum lease payments are reduced by $941 thousand related to sublease income to be received within the next five years.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

        Changes in other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
Balance at January 1, 2012	$—	$20,303	$20,303	$124
Transfers in(1)	1,467	25,543	27,010	552
Disposals	(598)	(16,706)	(17,304)	(547)
Write-downs	—	(5,306)	(5,306)	—

Balance at December 31, 2012	$869	$23,834	$24,703	$129

Additions due to acquisitions	18,448	—	18,448	—
Transfers in(1)	13,714	12,489	26,203	509
Disposals	(12,656)	(19,869)	(32,525)	(611)
Write-downs	(1,991)	(4,883)	(6,874)	—

Balance at December 31, 2013	$18,384	$11,571	$29,955	$27

Additions due to acquisitions	30,878	—	30,878	—
Transfers in(1)	13,859	9,307	23,166	10,122
Capitalized expenditures	—	—	—	535
Disposals	(30,867)	(8,545)	(39,412)	(389)
Write-downs	(4,007)	(1,672)	(5,679)	—
Valuation allowance(2)	—	—	—	(460)

Balance at December 31, 2014	$28,247	$10,661	$38,908	$9,835

(1)
Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

(2)
During the year ended December 31, 2014, the Company charged $460 thousand to other noninterest expense to represent a valuation allowance on repossessed assets. There was no valuation allowance at December 31, 2013 or 2012.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

9. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (Continued)

        Income and expenses related to other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
For the year ended December 31, 2014
Net gain (loss) on sale	$8,156	$283	$8,439	$(25)
Write-downs	(4,007)	(1,672)	(5,679)	—
Provision for valuation allowance	—	—	—	(460)
Net operating (expenses) income	(2,904)	(228)	(3,132)	(98)

Total	$1,245	$(1,617)	$(372)	$(583)

For the year ended December 31, 2013
Net gain (loss) on sale	$3,521	$482	$4,003	$(94)
Write-downs	(1,991)	(4,883)	(6,874)	—
Net operating (expenses) income	(1,520)	146	(1,374)	(61)

Total	$10	$(4,255)	$(4,245)	$(155)

For the year ended December 31, 2012
Net gain (loss) on sale	$(49)	$1,013	$964	$62
Write-downs	—	(5,306)	(5,306)	—
Net operating (expenses) income	(88)	434	346	(58)

Total	$(137)	$(3,859)	$(3,996)	$4

        Note that covered expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

10. CORE DEPOSIT INTANGIBLES

        The Company recorded core deposit intangibles (CDIs) associated with the acquisitions of CF Bancorp, Peoples State Bank, Community Central Bank, First Place Bank and Talmer West Bank. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.31years as of December 31, 2014. The Company had no other intangible assets as of December 31, 2014 or December 31, 2013.

        The table below presents the Company's net carrying amount of CDIs.

	December 31,
(Dollars in thousands)	2014	2013
Gross carrying amount	$20,658	$19,331
Accumulated amortization	(7,623)	(6,126)

Net carrying amount	$13,035	$13,205

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

10. CORE DEPOSIT INTANGIBLES (Continued)

        Amortization expense recognized on CDIs was $2.8 million, $2.7 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, included as a component of "other expense" in the Consolidated Statements of Income.

        During the year ended December 31, 2014, we sold our branch offices located in Wisconsin (acquired in our First Banking Center acquisition) and our single branch office in Albuquerque, New Mexico (acquired in our Talmer West Bank acquisition). The branch sales included all of the deposits of the branches, resulting in the write-off of the related core deposit intangibles totaling $1.0 million.

        The estimated amortization expense of CDIs for the next five years is as follows:

(Dollars in thousands)	Estimated amortization expense
2015	$2,355
2016	2,114
2017	1,913
2018	1,746
2019	1,598

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. LOAN SERVICING RIGHTS (Continued)

refer to Note 1, "Summary of Significant Accounting Policies." The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	8	125	8,903	9,036
Reduction from loans and servicing rights sold(1)	—	(771)	—	(771)
Changes in fair value due to:
Reductions from loans paid off during the period	(173)	(220)	(6,407)	(6,800)
Changes due to valuation inputs or assumptions(2)	(279)	(96)	(9,862)	(10,237)

Fair value, end of period	$691	$—	$69,907	$70,598

Principal balance of loans serviced	$213,248	$—	$7,050,445	$7,263,693

For the year ended December 31, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	72	23,844	23,916
Changes in fair value due to:
Reductions from loans paid off during the period	(34)	(471)	(6,650)	(7,155)
Changes due to valuation inputs or assumptions(2)	(116)	(95)	14,429	14,218

Fair value, end of period	$368	$962	$77,273	$78,603

Principal balance of loans serviced	$260,771	$43,847	$7,173,782	$7,478,400

(1)
$771 thousand of servicing rights were sold during the year ended December 31, 2014 in connection with the sale of $33.8 million of principal balance of loans serviced.

(2)
Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. LOAN SERVICING RIGHTS (Continued)

        Prior to January 1, 2013, the Company accounted for loan servicing rights using the amortization method. Activity for loan servicing rights and the related valuation allowance for the year ended December 31, 2012 is as follows:

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

        Under the amortization method, impairment of loan servicing rights was recognized through a valuation allowance when the carrying value of the loan servicing rights exceeded the fair value. Subsequent increases in fair value, up to the original carrying value, were recorded as impairment recoveries through the valuation allowance. Activity in the valuation allowance for loan servicing rights for the year ended December 31, 2012 is shown in the following table.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2012
Balance, beginning of period	$(124)	$(10)	$(500)	$(634)
Impairment charges	(98)	(215)	(1,672)	(1,985)
Impairment recoveries	124	89	1,174	1,387

Balance, end of period	$(98)	$(136)	$(998)	$(1,232)

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

11. LOAN SERVICING RIGHTS (Continued)

        Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of December 31, 2014 and December 31, 2013.

	Commercial Real Estate	Agricultural(1)	Mortgage
As of December 31, 2014
Prepayment speed	6.41 - 50.00%	N/A	3.63 - 40.07%
Weighted average ("WA") discount rate	19.48%	N/A	9.14%
WA cost to service/per year	$470	N/A	$61
WA ancillary income/per year	N/A	N/A	35
WA float range	0.56%	N/A	1.16 - 1.74%
As of December 31, 2013
Prepayment speed	8.50 - 50.00%	4.98 - 53.16%	3.55 - 44.49%
WA discount rate	20.00%	15.00%	10.17%
WA cost to service/per year	$467	$200	$57
WA ancillary income/per year	N/A	N/A	45
WA float range	0.56%	0.56%	0.73 - 1.54%

(1)
The Company did not have any agricultural servicing rights at December 31, 2014.

        Custodial escrow balances maintained in connection with serviced loans were $71.0 million and $72.4 million at December 31, 2014 and 2013, respectively.

        The Company realized total loan servicing fee income of $13.8 million, $16.1 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, recorded as a component of "Mortgage banking and other loan fees" in the Consolidated Statements of Income.

        In January of 2015, we completed a sale of $13.2 million of mortgage loan servicing rights, representing a principal balance of $1.2 billion of loan serviced, at a price that approximates fair value, which were substantially all of the servicing rights we had owned for mortgage loans located outside of our primary target markets. All loan servicing rights were carried at fair value at December 31, 2014.

12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING

        In the normal course of business, the Company enters into various transactions involving derivative instruments to manage exposure to fluctuations in interest rates and to meet the financing needs of customers (customer-initiated derivatives). These financial instruments involve, to varying degrees, elements of market and credit risk. Market and credit risk are included in the determination of fair value.

        Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into in order to

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.

        The Company enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies, customer-initiated derivatives, and, therefore, are not used for interest rate risk management purposes. The Company generally takes offsetting positions with dealer counterparts to mitigate the inherent risk. Income primarily results from the spread between the customer derivative and the offsetting dealer positions.

        The Company additionally utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps are used to manage differences in the amount, timing and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings and/or deposits. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instrument with the changes in cash flows of the designated hedged transactions. The interest rate swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedges to remain fully effective and does not expect any amounts to be reclassified from accumulated other comprehensive income due to ineffectiveness during the remaining terms of the swaps.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

        The following table presents the notional amount and fair value of the Company's derivative instruments held or issued for risk management purposes or in connection with customer-initiated and mortgage banking activities.

	December 31,
	2014			2013
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$12,000	$—	$222	$—	$—	$—

Total risk management purposes	12,000	—	222	—	—	—

Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	114,828	—	803	168,746	1,484	—
Interest rate lock commitments	67,817	1,489	—	67,685	1,146	—
Customer-initiated derivatives	125,356	1,588	1,477	—	—	—

Total customer-initiated and mortgage banking activities	308,001	3,077	2,280	236,431	2,630	—

Total gross derivatives	$320,001	$3,077	$2,502	$236,431	$2,630	$—

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within "Other assets" and derivative liabilities are included within "Other liabilities" on the Consolidated Balance Sheets. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $103 thousand at December 31, 2014.

        In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gain on sales of loans" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

        The following table reflects the net gains (losses) relating to derivative instruments related to the changes in fair value.

		For the years ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2014	2013	2012
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$13,862	$23,798	$(229)
Interest rate lock commitments	Net gain on sale of loans	(344)	(6,934)	1,140
Customer-inititated derivatives	Other noninterest income	103	—	—

Total gain recognized in income		$13,621	$16,864	$911

        The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the year ended December 31, 2014:

	For the year ended December 31, 2014
(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
Interest rate swaps	$(259)	$37	$—

        At December 31, 2014, the Company expected $234 thousand of the unrealized loss to be reclassified as an increase to interest expense during the year ended December 31, 2015.

        Methods and assumptions used by the Company in estimating the fair value of its forward contracts, interest rate lock commitments, customer-initiated derivatives and interest rate swaps are discussed in Note 3, "Fair Value".

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

Balance Sheet Offsetting

        Certain financial instruments, including derivatives (interest rate swaps and customer-initiated derivatives), may be eligible for offset in the Consolidated Balance Sheet and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The tables below present information about the Company's financial instruments that are eligible for offset at December 31, 2014. There were no financial instruments eligible for offset at December 31, 2013.

				Gross amounts not offset in the statement of financial position
		Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position
(Dollars in thousands)	Gross amounts recognized			Financial instruments	Collateral (received)/posted	Net Amount
December 31, 2014
Offsetting derivative assets
Derivative assets	$1,588	—	1,588	(1,588)	1,689	$1,689
Offsetting derivative liabilities
Derivative liabilities	$1,699	—	1,699	(1,588)	111	$—

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

13. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

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

        The allowance for credit losses on lending-related commitments included $539 thousand and $1.0 million at December 31, 2014 and 2013, respectively, for probable credit losses inherent in the Company's unused commitments and was recorded in "Other liabilities" in the Consolidated Balance Sheets.

        A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	December 31, 2012
Commitments to extend credit	$502,762	$463,362	$966,124	$523,666	$216,473	$740,139	$350,021
Standby letters of credit	69,305	4,197	73,502	68,452	561	69,013	26,365

Total commitments	$572,067	$467,559	$1,039,626	$592,118	$217,034	$809,152	$376,386

        Commitments to make residential mortgage loans are generally made for a period of 60 days or less, and 90 days or less for commercial loans. The fixed rate loan commitments have interest rates ranging from 1.90% to 19.75% and maturities ranging from 1 month to 42 years.

Contingencies and Guarantees

        The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $39.8 million and $79.5 million at December 31, 2014 and 2013, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $31.6 million and $42.9 million, at December 31, 2014 and 2013, respectively. In the event of nonperformance, we have rights to the underlying collateral securing the loans. As of December 31, 2014 and 2013, we had recorded a liability of $355 thousand and $567 thousand, respectively, in connection with the recourse agreements, recorded in "Other liabilities" in the Consolidated Balance Sheets.

        We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties. If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria applied to commercial loans. Therefore, they represent the same risk to us as a loan to that commercial loan customer. At December 31, 2014 and 2013, our standby letters of credit totaled $73.5 million and $69.0 million, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

13. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

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

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Reserve balance at beginning of period	$4,450	$452	$—
Addition of fair value of representations and warranties due to acquisition	500	8,073	—
Provision	958	2,264	452
Charge-offs	(1,908)	(6,339)	—

Ending reserve balance	$4,000	$4,450	$452

Reserve balance:
Liability for specific claims	2,431	3,278	—
General allowance	1,569	1,172	452

Total reserve balance	$4,000	$4,450	$452

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

14. DEPOSITS

        Time deposits, including certificates of deposit, Certificate of Deposit Account Registry Service deposits ("CDARS") and certain individual retirement account deposits, of $250 thousand or more totaled $386.7 million and $134.7 million at December 31, 2014 and 2013, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

14. DEPOSITS (Continued)

        At December 31, 2014, the scheduled maturities of time deposits, which includes $72.3 million of time deposits included within "Other brokered funds", for the next five years were as follows:

(Dollars in thousands)
2015	$837,236
2016	283,569
2017	64,472
2018	23,576
2019	33,156
Thereafter	18,455

Total	$1,260,464

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        The following table presents the components of the Company's short-term borrowings and long-term debt.

	December 31,
	2014		2013
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.10% variable-rate notes	$25,743	0.10%	$36,876	0.20%
FHLB advances: 0.27% - 0.31% fixed-rate notes	100,000	0.29	—	—
FHLB advances: 0.43% variable-rate notes	10,000	0.43	—	—
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	—	—	35,000	3.17

Total short-term borrowings	135,743	0.26	71,876	1.64

Long-term debt:
FHLB advances: 0.19% - 7.44% fixed-rate notes due April 2015 to 2027(2)	286,804	1.57	130,368	3.28
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037(3)	56,444	4.19	58,079	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(4)	10,724	2.48	10,590	2.49

Total long-term debt	353,972	2.02	199,037	3.50

Total short-term borrowings and long-term debt:	$489,715	1.53%	$270,913	3.01%

(1)
Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(3)
The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(4)
The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million. The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

        Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the years ended
(Dollars in thousands)	December 31, 2014	December 31, 2013
Securities sold under agreement to repurchase:
Average daily balance	$90,923	$38,205
Average interest rate during the period	0.12%	0.24%
Maximum month-end balance	$166,925	$42,864
FHLB advances:
Average daily balance	$53,980	$10,729
Average interest rate during the period	0.80%	0.09%
Maximum month-end balance	$110,000	$135,000
Federal funds purchased:
Average daily balance	$1,282	N/A	(1)
Average interest rate during the period	0.29%	N/A	(1)
Maximum month-end balance	$—	N/A	(1)
FHLB overnight repurchase agreements:
Average daily balance	$2,204	N/A	(1)
Average interest rate during the period	0.10%	N/A	(1)
Maximum month-end balance	$—	N/A	(1)
Holding company line of credit:
Average daily balance	$5,562	$479
Average interest rate during the period	3.17%	3.17%
Maximum month-end balance	$35,000	$35,000

(1)
For the year ended December 31, 2013, we did not have any activity in the Federal funds purchased and FHLB overnight repurchase agreements.

        Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks. Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with a carrying value of $337.8 million at December 31, 2014.

        Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. At December 31, 2014, FHLB advances were collateralized by $2.1 billion of commercial and mortgage loans, with $1.2 billion in the form of a blanket lien arrangement and $919 million under specific lien arrangements. Based on this collateral,

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

the Company is eligible to borrow up to an additional $928.3 million at December 31, 2014; however, due to Board resolutions, this amount is limited to an additional $598.8 million.

        During the year ended December 31, 2013, the Holding Company entered into a senior unsecured line of credit to support the pending acquisition and recapitalization of Talmer West Bank. On December 31, 2013, the outstanding balance was $35.0 million, which was the maximum credit under the agreement. On February 14, 2014, the $35.0 million senior unsecured line of credit, included accrued interest, was paid in full. This $35.0 million senior unsecured line of credit was renewed during the year ended December 31, 2014 with no further draws.

        At December 31, 2014, the contractual principal payments due and the amortization/accretion of purchase accounting adjustments for the remaining maturities of long-term debt over the next five years and thereafter are as follows:

(Dollars in thousands)
Years Ending December 31,
2015	$195,114
2016	101,137
2017	13,337
2018	11,109
2019	512
Thereafter	32,764

Total	$353,972

16. INCOME TAXES

        The current and deferred components of the provision for income taxes were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Current income tax expense (benefit)
Federal	$22,467	$(3,875)	$28,265
State	623	319	1,645

Total current income tax expense (benefit)	23,090	(3,556)	29,910
Deferred income tax expense (benefit)
Federal	(6,271)	13,037	18,654
State	1,013	(390)	(1,024)

Total deferred income tax expense (benefit)	(5,258)	12,647	19,678
Change in valuation allowance	(10,127)	(14,426)	—

Income tax provision (benefit)	$7,705	$(5,335)	$10,232

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

16. INCOME TAXES (Continued)

        A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company's provision for income taxes and effective tax rate follows.

	For the years ended December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$34,494	35.0%	$32,628	35.0%	$11,166	35.0%
Effect of:
Tax exempt income	(2,404)	(2.4)	(1,705)	(1.8)	(1,335)	(4.2)
State taxes, net of federal benefit	1,226	1.2	(46)	(0.0)	409	1.3
Change in valuation allowance	(10,127)	(10.3)	(14,426)	(15.5)	—	—
Bargain purchase gain	(14,692)	(14.9)	(25,096)	(26.9)	—	—
Transaction costs	226	0.2	2,748	2.9	—	—
Other, net	(1,018)	(1.0)	562	0.6	(8)	(0.0)

Income tax expense (benefit)	$7,705	7.8%	$(5,335)	(5.7)%	$10,232	32.1%

        For the year ended December 31, 2014, the Company recognized an income tax expense of $7.7 million on $98.6 million of pre-tax income, an effective tax rate of 7.8%, compared to an income tax benefit of $5.3 million on $93.2 million of pre-tax income, an effective tax rate of negative 5.7%, for the year ended December 31, 2013 and an income tax expense of $10.2 million on $31.9 million of pre-tax income, an effective tax rate of 32.1%, for the year ended December 31, 2012. The low effective tax rate for the year ended December 31, 2014 resulted primarily from treating the $42.0 million bargain purchase gain resulting from the acquisition of Talmer West Bank as non-taxable, based on the tax structure of the acquisition, and a $10.1 million reduction in the valuation allowance established against the deferred tax assets associated with First Place Bank pre-ownership change tax losses, see discussion below. The negative effective tax rate for the year ended December 31, 2013 resulted primarily from treating the $71.7 million bargain purchase gain resulting from the acquisition of First Place Bank as non-taxable, based on the tax structure of the acquisition and by a $14.4 million reduction in the valuation allowance established at acquisition date against the deferred tax assets associated with First Place Bank pre-ownership change tax losses. The $14.4 million decrease in the deferred tax asset valuation allowance during 2013 was largely due to post-acquisition date reductions in our original estimates of projected realized built-in losses on loans (i.e. bad debt deductions) occurring in the one year period following the acquisition date.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

16. INCOME TAXES (Continued)

        The significant components of the deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 were as follows:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$48,078	$51,527
Other real estate losses	4,410	3,702
Organizational costs	274	311
Accrued stock-based compensation	5,769	5,926
Loss and tax credit carry forwards	30,120	12,242
Acquisition built in loss carryforwards	10,472	7,056
Other reserves	1,750	1,988
Goodwill and other intangibles	1,306	1,494
Nonaccrual interest	11,163	10,150
Business combination adjustments	80,792	41,742
Net unrealized loss on available-for-sale securities	—	4,306

Total deferred tax assets	194,134	140,444
Deferred tax liabilities:
Depreciation	1,487	3,996
FHLB stock dividends	258	1,541
Deferred loan fees	471	1,229
Prepaid expenses	48	799
Net unrealized gain on available-for-sale securities	2,073	—
Loan servicing rights	25,016	27,334
Other	219	247

Total deferred tax liabilities	29,572	35,146

Net deferred tax asset before valuation allowance	164,562	105,298
Valuation allowance	—	(10,127)

Net deferred tax asset	$164,562	$95,171

        It is the Company's policy not to record deferred taxes on outside basis differences in our subsidiaries if we expect we would liquidate a subsidiary in a tax-free manner, which is the case with all our banks.

        On January 1, 2014, the Company acquired Talmer West Bank and recorded $60.4 million in deferred tax assets at acquisition. Upon acquisition, Talmer West Bank incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As such, the Company's ability to benefit from the use of Talmer West Bank's pre-ownership change net operating loss carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited to $3.0 million per year, putting at risk the utilization of associated deferred tax assets before they expire. No valuation allowance was

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

16. INCOME TAXES (Continued)

established against the deferred tax assets associated with Talmer West Bank's pre-change losses based on management's estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on the Company's utilization of pre-ownership change net operating loss carry forwards. In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in Talmer West Bank's loan portfolio and other real estate owned. To a lesser extent management focused on tax losses embedded in fixed assets, investments in partnerships and certain accrued expenses, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.

        At January 1, 2014, Talmer West Bank had an estimated $28.8 million in gross federal loss carry forwards expiring in 2032 and 2033. The exact amount of pre-ownership change carry forwards cannot be determined until the finalization of Capitol Bancorp, Ltd.'s consolidated tax return (Talmer West Bank's former parent) for the year ended December 31, 2014, at which time final allocations will be made from that return to the entity acquired by the Company.

        At December 31, 2014, the Company had the following federal loss and tax credit carry forwards: $88.9 million of loss carry forwards expiring between 2027 and 2034, $912 thousand in tax credits expiring between 2026 and 2033, and $8.8 million in federal alternative minimum tax credits with an indefinite life. At December 31, 2014, $41.8 million of the federal loss and tax credit carry forwards relating to the First Place Bank and affiliates acquisition on January 1, 2013 are limited to $6.6 million annually due to an ownership change, within the meaning of Section 382. At December 31, 2013, the Company determined the use of the First Place Bank related loss carry forwards and tax credits would be limited to $1.7 million annually, which resulted in a valuation allowance of $10.1 million against the Company's deferred tax assets at December 31, 2013. In the second quarter of 2014, the Company, with the assistance of legal and tax accounting external experts, reached a conclusion regarding the calculation of the annual Section 382 limitation related to the ownership change of First Place Bank, which resulted in an increase of the annual Section 382 limitation from $1.7 million to $6.6 million. Based on this new information in the second quarter of 2014, management concluded that the $10.1 million in valuation at December 31, 2013 could be reduced to zero at June 30, 2014. In addition, there are $43.5 million of gross federal loss carry forwards at December 31, 2014 relating to the Talmer West Bank acquisition on January 1, 2014 that are limited to $3.0 million annually due to Section 382. Finally, there are $3.5 million of gross federal loss carry forwards that are limited to $145 thousand annually due to a Section 382 ownership change incurred in November 2009, of which $1.4 million will expire unused and has not been included in the deferred tax assets.

        Management also concluded that no valuation allowance was necessary on the remainder of the Company's net deferred tax assets at either December 31, 2014 or December 31, 2013. This determination was based on the Company's history of pre-tax and taxable income over the prior three years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

        Actual outcomes could vary from the Company's current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

16. INCOME TAXES (Continued)

        At December 31, 2014, Talmer Bank and Trust had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents First Place Bank's qualifying thrift bad debt reserve at December 31, 1987, which is only required to be recaptured into taxable income if certain events occur. At December 31, 2014, the potential tax on the above amount was approximately $13.0 million. The Company does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.

        In the ordinary course of business, the Company enters into certain transactions that have tax consequences. From time to time, the IRS and state taxing authorities may review and/or challenge specific interpretive tax positions taken by the Company with respect to those transactions. The Company believes that its tax returns, as well as First Place Bank and Talmer West Bank's tax returns for open periods prior to the acquisitions, were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, various state and other jurisdictions, if presented with the transactions, could disagree with the Company's interpretation of the tax law.

        First Place Bank had received notice that the IRS had denied refund claims in amended tax returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005. The Company disagrees with the IRS position and is working with First Place Financial Corp. to appeal the examination-level decision. Though not anticipated, an adverse result on appeal could impact the $11.7 million refund receivable recorded by the Company upon acquisition of First Place Bank. In the second quarter of 2014, the IRS commenced an examination of the consolidated federal tax returns of First Place Bank's former parent for the fiscal years ended June 30, 2013, 2012, 2011, which included First Place Bank through January 1, 2013. The results of this examination concluded with no changes. First Place Bank's federal tax return for the fiscal year ended June 30, 2010 is currently subject to potential examination as well. There are several years of returns that are still open to examination by various taxing authorities for Talmer West Bank.

        During the first quarter 2014, the Company closed an examination by the IRS of Talmer Bancorp, Inc. and subsidiaries' federal returns for the years ended December 31, 2011 and 2010, with no significant tax changes. The Company's federal tax return for the years ended December 31, 2012 to present are open to potential examination. The Company's most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Company and/or its subsidiaries are subject to minor amounts of income tax in various other states, with varying years open to potential examination. The Company is not aware of any pending income tax examinations by any state jurisdiction.

        The Company had no unrecognized tax benefits at December 31, 2014 or 2013 and does not expect to record unrecognized tax benefits of any significance during the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. There are no liabilities accrued for interest or penalties at December 31, 2014 or 2013.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS

        The Company's 2009 Equity Incentive Plan (the "Plan"), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock. As of December 31, 2014, 1.2 million shares were available to be awarded under the Plan.

Stock Options

        Options are granted with an exercise price equal to or greater than the fair market price of the Company's common stock at the date of grant. The vesting and terms of option awards are determined by the Company's Compensation Committee of the Board of Directors. During the years ended December 31, 2014 and 2013, the Company granted 35 thousand and 3.6 million stock options, respectively, that were fully vested upon issuance and will expire 10 years after the grant date.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Given the relatively short history of Company stock being publicly traded during the year ended December 31, 2014, post our public offering in February of 2014, and minimal trading in the Company's stock during the year ended December 31, 2013, it was not practicable for the Company to estimate volatility of its share price. For the year ended December 31, 2014 the Company used the average volatility of comparable public Bank holding companies as an input to the valuation model. For the year ended December 31, 2013 the Company used the volatility of an appropriate industry index (the ABA NASDAQ Community Bank Index) as an input in the valuation model. Since limited historical data is available, the expected term of options granted was estimated to be six years for both the years ended December 31, 2014 and 2013 based on expected lives used by a sample of other Midwest banks. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. The expected dividend yield is based on historical and projected dividend patterns of the Company's common shares. At the time the shares were granted in 2014 and 2013, there were not any expected dividends projected. All shares granted have fully vested and the Company intends to issue already authorized shares to satisfy options upon exercise.

        The fair value of options granted during the years ended December 31, 2014 and 2013 were determined using the following weighted-average assumptions as of the grant date. There were no options granted during the year ended December 31, 2012.

	For the years ended December 31,
	2014	2013
Fair value of options granted	$4.77	$2.13
Expected dividend yield	0.00%	0.00%
Expected volatility	30.02%	24.37%
Risk-free interest rate	1.98%	0.97%
Expected life (in years)	6.00	6.00

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

        Activity in the Plan during the year ended December 31, 2014 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	8,441	$6.88
Granted	35	14.44
Exercised(1)	(516)	6.09
Forfeited or expired	(2)	7.25

Outstanding at December 31, 2014	7,958	6.96	6.71	56,343
Options fully vested	7,958	6.96	6.71	56,343
Exercisable at December 31, 2014	7,958	6.96	6.71	56,343

(1)
Options exercised during the year ended December 31, 2014 had a weighted average fair value of $13.76, at respective exercise dates.

        The total intrinsic value of stock options exercised was $4.0 million and $14 thousand for the years ended December 31, 2014 and 2013, respectively.

        Total cash received from option exercises during the years ended December 31, 2014 and 2013 was $143 thousand and $41 thousand, respectively, resulting in the issuance of 25 thousand shares and 5 thousand shares, respectively. During the year ended December 31, 2014, there were 191 thousand shares issued under the net-settlement option. The tax benefit realized from option exercises during the year ended December 31, 2014 was $1.1 million.

        Total compensation expense for stock options, included in "Salary and employee benefits" in the Consolidated Statements of Income, was $460 thousand, $9.6 million and $3.0 million for the years ended December 31, 2014, 2013, and 2012 respectively.

        A summary of changes in the Company's nonvested shares for the year ended December 31, 2014 follows:

Nonvested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	348	$2.24
Granted	35
Vested	381
Forfeited	2

Nonvested at December 31, 2014	—

        As of December 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

Restricted Stock Awards

        Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest. Restricted stock awards granted during the year ended December 31, 2014 vest in their entirety following a five year service period for employees and over a one year service period for directors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.

        The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	—
Granted	378	$14.44

Nonvested at December 31, 2014	378	$14.44

        Total expense for restricted stock awards totaled $672 thousand for year ended December 31, 2014, of which $504 thousand was included in "Salary and employee benefits" related to employees and $168 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. There were no restricted stock awards outstanding prior to June of 2014. As of December 31, 2014, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $4.8 million and the weighted-average period over which these costs are expected to be recognized is 4.3 years.

Stock Warrants

        On February 10, 2010, 38,855 common stock warrants were issued to certain seed investors. These warrants have a strike price of $10.00 per share and expire April 28, 2017. These warrants have a feature that dictates that the warrants only become exercisable after an eligible capital transaction, which is either an initial public offering or a sale of the Company in which the stock of the Company is valued above certain threshold levels. These warrants were not issued concurrently with the issuance of stock and meet the definition of a derivative under ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" (ASC 815-40), however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2014.

        On April 30, 2010, 1,623,162 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $6.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2014.

        On April 30, 2010, 390,000 common stock warrants were issued to the FDIC. These warrants have a strike price of $6.00 and a 10 year term. These warrants have a feature that allows settlement in cash and were issued as consideration paid to the FDIC for the purchase of assets of CF Bancorp. These warrants meet the definition of a liability due to the cash settlement feature and are recorded as such in the Consolidated Balance Sheets. The purchase accounting adjustments related to the CF Bancorp acquisition included an estimated present value of the potential cash settlement that may be paid to the FDIC of $2.9 million which was recorded in "FDIC warrants payable" in the Consolidated Balance Sheets. At each subsequent reporting period, the Company determined the potential cash settlement amount for these warrants and, to the extent that the present value of the potential cash settlement amount is greater than the initial contingent purchase accounting adjustment, the company would accrue additional expense to fully reflect the present value of the potential cash settlement amount. For the years ended December 31, 2014, 2013 and 2012, $274 thousand, $219 thousand and $195 thousand, respectively, was recognized as periodic amortization expense. For the years ended December 31, 2014, 2013 and 2012, $241 thousand, $163 thousand and $326 thousand were recognized as additional expense due to the change in potential cash settlement amount. At December 31, 2014, the Company's recorded balance of FDIC Warrants Payable was $4.6 million.

        On February 21, 2012, 109,122 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $8.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2014.

        On December 27, 2012, 797,132 common stock warrants were issued to investment vehicles associated with an investor. The warrants have a strike price of $8.00 per share and a 10 year term. These warrants were issued concurrently with the issuance of stock to this investor and meet the definition of a derivative under ASC 815-40, however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2014.

        On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock including all the warrants discussed above issued on April 30, 2010, February 21, 2012 and December 27, 2012. The purchase price was based upon the fair value of the warrants on February 17, 2015, determined utilizing the closing price of our stock on the date of repurchase, and resulted in an aggregate purchase price of $19.9 million.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

18. TRANSACTIONS WITH RELATED PARTIES

        Loans to executive officers, directors, principal shareholders and their related interests in 2014 and 2013 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013
Beginning balance	$6,965	$7,094
Additional financing	739	166
Repayments	(416)	(295)

Ending balance	$7,288	$6,965

        Deposits from executive officers, directors, principal shareholders and their related interests were approximately $9.5 million and $8.3 million at December 31, 2014 and 2013, respectively.

19. REGULATORY CAPITAL MATTERS

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

        Talmer Bank and Trust was required to maintain Tier 1 common equity to total assets ratio of at least 10% under the FDIC's Statement of Policy on Qualifications for Failed Bank Acquisitions for a period of three years following the Company's most recent failed bank acquisition, and thereafter must maintain a capital level sufficient to be well capitalized under regulatory standards during the remaining period of ownership of the investors covered by the FDIC's Statement of Policy. Talmer Bank and Trust's last failed bank acquisition closed on April 29, 2011 and, therefore, remained subject to the heightened capital requirement through April 29, 2014. At December 31, 2014 and December 31, 2013, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

        The capital ratios of Talmer West Bank at December 31, 2014 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

19. REGULATORY CAPITAL MATTERS (Continued)

Insurance and Financial Services on April 5, 2010. Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

Cease and Desist Order

        On July 13, 2011, First Place Bank consented to a Cease and Desist Order which replaced the separate supervisory agreement entered into with the Office of Thrift Supervision on March 1, 2011. The Cease and Desist Order represents an agreement to take certain actions, including the submission of capital and business plans to, among other things, preserve and enhance the capital of First Place Bank and strengthen and improve its earnings and profitability. On January 28, 2014, the FDIC approved the consolidation of First Place Bank with and into Talmer Bank and Trust. Effective February 10, 2014, First Place Bank was merged with Talmer Bank and Trust and the Cease and Desist Order has no further force or effect.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

19. REGULATORY CAPITAL MATTERS (Continued)

        The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$720,552	16.4%	$350,645	8.0%	N/A	N/A
Talmer Bank and Trust	627,851	16.3	308,374	8.0	$385,468	10.0%
Talmer West Bank(1)	101,926	19.6	41,628	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	666,035	15.2	175,323	4.0	N/A	N/A
Talmer Bank and Trust	579,604	15.0	154,187	4.0	231,281	6.0
Talmer West Bank(1)	95,656	18.4	20,814	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	666,035	11.6	230,546	4.0	N/A	N/A
Talmer Bank and Trust	579,604	11.6	200,128	4.0	250,160	5.0
Talmer West Bank(1)	95,656	12.4	30,786	4.0	N/A	N/A
December 31, 2013
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$583,370	19.2%	$242,885	8.0%	N/A	N/A
Talmer Bank and Trust	253,044	18.4	110,123	8.0	$137,654	10.0%
First Place Bank(2)	263,297	15.9	132,207	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	555,350	18.3	121,443	4.0	N/A	N/A
Talmer Bank and Trust	235,448	17.1	55,062	4.0	82,593	6.0
First Place Bank(2)	252,873	15.3	66,104	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	555,350	12.2	182,221	4.0	N/A	N/A
Talmer Bank and Trust	235,448	10.3	91,363	4.0	114,204	5.0
First Place Bank(2)	252,873	11.7	86,521	4.0	N/A	N/A

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

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

19. REGULATORY CAPITAL MATTERS (Continued)

        The Company's principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts. Further, Talmer Bank and Trust may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full. These limitations can affect Talmer Bank and Trust's ability to pay dividends. During the years ended December 31, 2014 and 2013, Talmer Bank and Trust paid dividends of $25.0 million and $88.0 million, respectively, to the Company.

        Under FDIC regulations, limitations are imposed on all of Talmer West Bank's capital distributions, including cash dividends. As of December 31, 2014, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

        On January 29, 2015, a cash dividend on the Company's Class A common stock of $0.01 per share was declared. The dividend will be paid on February 20, 2015, to the Company's Class A common shareholders of record as of February 9, 2015.

20. PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets—Parent Co.

	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$9,497	$98,411
Investment in banking subsidiaries	756,452	562,381
Income tax benefit	7,975	5,404
Other assets	655	1,783

Total assets	$774,579	$667,979

Liabilities
Short-term borrowings	$—	$35,000
Long-term debt	10,724	10,590
Accrued expenses and other liabilities	2,248	5,374

Total liabilities	12,972	50,964

Shareholders' equity	761,607	617,015

Total liabilities and shareholders' equity	$774,579	$667,979

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Income and Comprehensive Income—Parent Co.

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Income
Dividend income from subsidiary	$25,000	$88,000	$—
Bargain purchase gain	41,977	71,702	—
Other noninterest income	11	481	—

Total income	66,988	160,183	—

Expenses
Salaries and employee benefits	8,268	19,624	5,191
Bank acquisition and due diligence fees	2,547	8,619	52
Professional services	1,996	1,163	1,096
Insurance expense	718	136	120
Marketing expense	245	1,039	26
Interest on short-term borrowings	151	—	—
Interest on long-term debt	508	551	—
Other	282	265	328

Total expenses	14,715	31,397	6,813

Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	52,273	128,786	(6,813)
Income tax benefit	4,945	8,568	2,382
Equity in (over)/under distributed earnings of subsidiaries	33,632	(38,796)	26,101

Net income	$90,850	$98,558	$21,670

Total comprehensive income, net of tax	$90,850	$98,558	$21,670

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows—Parent Co.

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$90,850	$98,558	$21,670
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (over)/under distributed earnings of subsidiaries	(58,632)	(49,204)	(26,101)
Gain on acquisition	(41,977)	(71,702)	—
Stock-based compensation expense	516	8,392	1,615
(Increase) decrease in income tax benefit	(2,571)	(10,318)	15,228
(Increase) decrease in other assets, net	1,128	8,777	(2,507)
Increase (decrease) in accrued expenses and other liabilities, net	(2,992)	3,018	2,300

Net cash from (used in) operating activities	(13,678)	(12,479)	12,205
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(6,500)	(45,000)	—
Capital contributions to subsidiaries	(99,500)	(179,000)	—
Dividends received from subsidiaries	25,000	88,000	—

Net cash used in investing activities	(81,000)	(136,000)	—
Cash flows from financing activities
Issuance of common stock	42,074	—	173,961
Exercise of stock options, including tax benefit	100	41	(27)
Draw on senior unsecured line of credit	—	35,000	—
Repayment of senior unsecured line of credit	(35,000)	—	—
Cash dividends paid on common stock(1)	(1,410)	—	—

Net cash from financing activities	5,764	35,041	173,934

Net increase (decrease) in cash and cash equivalents	(88,914)	(113,438)	186,139
Beginning cash and cash equivalents	98,411	211,849	25,710

Ending cash and cash equivalents	$9,497	$98,411	$211,849

(1)
$0.02 per share for the year ended December 31, 2014.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

21. EARNINGS PER COMMON SHARE

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

	For the years ended December 31,
(In thousands, except per share data)	2014	2013	2012
Net income	$90,850	$98,558	$21,670
Net income allocated to participating securities	279	—	—

Net income allocated to common shareholders(1)	$90,571	$98,558	$21,670

Weighted average common shares—issued	69,817	66,230	46,987
Average unvested restricted share awards	(212)	—	—

Weighted average common shares outstanding—basic	69,605	66,230	46,987
Effect of dilutive securities—Employee and director stock options	4,032	2,485	1,312
Warrants	1,513	949	507

Weighted average common shares outstanding—diluted	75,150	69,664	48,806

EPS available to common shareholders
Basic	$1.30	$1.49	$0.46

Diluted	$1.21	$1.41	$0.44

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

        For the effect of dilutive securities, the assumed average stock valuation is $13.64 per share, $9.81 per share, and $8.02 per share for the years ended December 31, 2014, 2013 and 2012, respectively.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

21. EARNINGS PER COMMON SHARE (Continued)

        The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive. There were no outstanding antidilutive warrants during the year ended December 31, 2014.

	For the years ended December 31,
(Shares in thousands)	2014	2013	2012
Average outstanding options	20	40	218
Outstanding exercise prices:
Low end	$14.44	$10.00	$7.00
High end	$14.44	$10.00	$7.00
Average outstanding warrants	—	39	39
Outstanding exercise prices:
Low end		$10.00	$10.00
High end		$10.00	$10.00

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in Accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized losses on cash flow hedges, net of tax	Total unrealized gains (losses), net of tax
Balance at December 31, 2011	$3,139		$—	$3,139
Other comprehensive income (loss) before reclassifications	4,716		—	4,716
Amounts reclassified from accumulated other comprehensive income	(3,937	)(1)	—	(3,937)

Net current period other comprehensive income (loss)	779		—	779

Balance at December 31, 2012	$3,918		$—	$3,918

Balance at December 31, 2012	$3,918		$—	$3,918
Other comprehensive income (loss) before reclassifications	(11,659)		—	(11,659)
Amounts reclassified from accumulated other comprehensive income	(255	)(1)	—	(255)

Net current period other comprehensive income (loss)	(11,914)		—	(11,914)

Balance at December 31, 2013	$(7,996)		$—	$(7,996)

Balance at December 31, 2013	$(7,996)		$—	$(7,996)
Other comprehensive income (loss) before reclassifications	10,648		(168)	10,480
Amounts reclassified from accumulated other comprehensive income	1,343	(1)	23 (2)	1,366

Net current period other comprehensive income (loss)	11,991		(145)	11,846

Balance at December 31, 2014	$3,995		$(145)	$3,850

(1)
Amounts are included in "Net gain (loss) on sales of securities" in the Consolidated Statements of Income within total noninterest income and were ($2.1 million), $392 thousand and $6.1 million for the years ended December 31, 2014, 2013 and 2012. Income tax expense (benefit) associated with the reclassification adjustments for the years ended December 31, 2014, 2013, and 2012 was ($723 thousand), $137 thousand and $2.1 million, respectively, and are included in "Income tax provision (benefit)" in the Consolidated Statements of Income.

(2)
Amounts are included in "Other brokered funds" in the Consolidated Statements of Income within total interest expense and were ($37 thousand) for 2014. Income tax expense (benefit) associated with the reclassification adjustment for the year ended December 31, 2014 was ($14 thousand) and included in "Income tax provision (benefit)" in the Consolidated Statements of Income.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

23. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014, 2013 and 2012:

	2014
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$55,002	$55,616	$55,213	$51,192
Interest expense	3,539	3,399	2,835	2,987

Net interest income	51,463	52,217	52,378	48,205
Provision for loan losses (uncovered)	5,655	7,784	3,219	6,424
Benefit for loan losses (covered)	(2,661)	(6,275)	(7,321)	(2,498)
Bargain purchase gain	—	—	—	41,977
Other noninterest income	15,834	29,974	13,951	15,763
Noninterest expense	48,098	51,263	54,071	65,448

Income before income taxes	16,205	29,419	16,360	36,571
Income tax provision (benefit)	3,703	9,904	(4,246)	(1,656)

Net income	$12,502	$19,515	$20,606	$38,227

Earnings per share:
Basic	$0.18	$0.28	$0.29	$0.56
Diluted	0.16	0.26	0.27	0.52

	2013
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$41,932	$46,869	$47,076	$43,845
Interest expense	2,648	2,868	3,021	3,188

Net interest income	39,284	44,001	44,055	40,657
Provision for loan losses (uncovered)	6,569	2,852	4,923	1,176
Provision (benefit) for loan losses (covered)	(3,319)	(727)	(7,460)	1,084
Bargain purchase gain	—	—	—	71,702
Other noninterest income	23,557	17,984	36,006	31,889
Noninterest expense	53,009	53,373	59,849	84,583

Income before income taxes	6,582	6,487	22,749	57,405
Income tax provision (benefit)	(5,971)	(4,057)	7,743	(3,050)

Net income	$12,553	$10,544	$15,006	$60,455

Earnings per share:
Basic	$0.19	$0.16	$0.23	$0.91
Diluted	0.18	0.15	0.21	0.89

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

23. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	2012
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$25,896	$26,362	$24,086	$26,220
Interest expense	1,275	1,426	1,470	1,524

Net interest income	24,621	24,936	22,616	24,696
Provision (benefit) for loan losses (uncovered)	1,683	(700)	1,357	1,274
Provision for loan losses (covered)	2,510	8,603	13,859	7,286
Other noninterest income	18,044	16,713	24,118	15,434
Noninterest expense	27,588	25,001	25,073	25,742

Income before income taxes	10,884	8,745	6,445	5,828
Income tax provision	3,450	2,751	2,096	1,935

Net income	$7,434	$5,994	$4,349	$3,893

Earnings per share:
Basic	$0.15	$0.13	$0.09	$0.09
Diluted	0.15	0.12	0.09	0.08
24. EMPLOYEE BENEFIT PLAN

        In 2014, 2013 and 2012, the Company sponsored a defined contribution 401(k) plan covering substantially all employees and allowing employees, at their option, to contribute up to $17,500 for the years ended December 31, 2014 and 2013, and $17,000 for the year ended December 31, 2012 with an additional $5,500 if age 50 or older in each calendar year, subject to certain IRS limitations and Company service requirements. The Company matched the employee's elective contributions equal to 100 percent of base salary deferrals that do not exceed 1 percent of the employee's compensation plus 50 percent of salary deferrals between 1 percent and 6 percent of the employee's compensation. The Company's matching contributions vest 100 percent upon completion of 2 years of service.

        Total contributions to the 401(k) plan were $2.2 million, $2.1 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company's deferred compensation plan, which was adopted on June 26, 2014, covers all members of the Board of Directors and a select group of key management. Under the plan, participants may irrevocably elect to defer a percentage of their compensation otherwise payable to them until the date specified under the distribution option elected by the participant in their enrollment agreement over a period not to exceed 15 years. In accordance with the deferred compensation plan, distributions will be made to the participant or their beneficiary. A liability is accrued for the obligation under these plans. During the year ended December 31, 2014, we recorded income of $4 thousand related to the deferred compensation plan, and had $587 thousand of deferred compensation liability as of December 31, 2014.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

25. SUBSEQUENT ACQUISITION

        On February 6, 2015, the Company acquired First of Huron Corp. ("FHC") for aggregate cash consideration of $13.4 million. In connection with the merger, FHC merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger. Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust, with Talmer Bank and Trust as the surviving bank. The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provisions of the purchase agreement. The Company also received FHC's common securities issued by the Trust Preferred Issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the Trust Preferred Securities was immediately paid off in accordance with the provision of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC and incurred $444 thousand of acquisition related expenses during the year ended December 31, 2014, related to the acquisition of FHC, included within "Bank acquisition and due diligence fees" in the Consolidated Statements of Income.

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

(Dollars in thousands)	First of Huron Corp.
Consideration paid:
Cash	$13,395
Fair value of identifiable assets acquired:
Cash and cash equivalents	14,205
Investment securities	34,022
Federal Home Loan Bank stock	874
Loans	162,951
Premises and equipment	2,077
Other real estate owned and repossessed assets	1,260
Core deposit intangible	2,410
Company-owned life insurance	4,719
Other assets	6,067

Total identifiable assets acquired	228,585
Fair value of liabilities assumed:
Deposits	201,453
Long-term debt	12,843
Other liabilities	3,704

Total liabilities assumed	218,000

Fair value of net identifiable assets acquired	10,585

Goodwill recognized in the acquisition	$2,810

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014

25. SUBSEQUENT ACQUISITION (Continued)

        Loans acquired in the First of Huron Corp. acquisition were initially recorded at fair value with no separate allowance for loan losses. The Company reviewed the loans at acquisition to determine which should be considered purchased impaired loans (i.e. loans accounted for under ASC 310-30) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

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

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 is effective.

        Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management's report was not subject to attestation by the Company's independent registered public accounting firm in accordance with the JOBS Act.

Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.    Other Information.

Second Amendment to Loan Agreement

        Given the timing of the event, the following information is included in this Annual Report on Form 10-K pursuant to Item 1.01 of Form 8-K, "Entry into a Material Definitive Agreement" in lieu of filing a Form 8-K.

        On March 26, 2015, we further amended our one-year senior unsecured revolving credit facility with U.S. Bank National Association (the "line of credit") pursuant to the terms of a Second Amendment to Loan Agreement (the "Second Amendment"). The material changes to the line of credit resulting from the Second Amendment were to increase the line of credit from a maximum principal amount of $35.0 million to a maximum principal amount of $50.0 million. The interest on the credit facility, which accrues at an annual rate of 3.00% plus the one-month LIBOR rate (reset monthly), did not change as a result of the Second Amendment. The maturity date on the line of credit is December 18, 2015. In addition, the Second Amendment provides that, if no event of default has occurred and is existing, and the outstanding principle amount of the loan exceeds $10 million, the Company may elect by written notice to convert the then outstanding principal amount of the loan (or a portion thereof in an amount not less than $10 million) to a term loan which shall become due and payable two years after the December 18, 2015 maturity date, subject to the approval of U.S. Bank National Association, which approval will not be unreasonably withheld. All interest and installment payments of principal on such term loan will be paid quarterly. We have not yet made any additional draws under the line of credit as a result of the Second Amendment.

        The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, which is filed as Exhibit 10.19 hereto and is incorporated herein by reference.

Resignation of Director

        Given the timing of the event, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.02 of Form 8-K, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers" in lieu of filing a Form 8-K.

        Effective March 25, 2015, Donald C. Coleman resigned from the board of directors of Talmer Bancorp, Inc. and Talmer Bank. Mr. Coleman's decision did not involve a disagreement with Talmer Bancorp, Inc. on any matter relating to our operations, policies or practices.

        As a result of Mr. Coleman's resignation the board of directors reduced the size of the board from 15 to 14 directors.

Grant of restricted stock to named executive officers

        Given the timing of the event, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.02 of Form 8-K, "Departure of Directors or Certain Officers; Election

of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers" in lieu of filing a Form 8-K.

        On March 25, 2015, the following restricted stock awards were made to our named executive officers in accordance with the terms of the Talmer Bancorp, Inc. Equity Incentive Plan, as amended (the "Equity Plan").

Executive Officer	Number of Shares of Restricted Stock
David Provost	50,350
Gary Torgow	50,350
Dennis Klaeser	31,000

        The Compensation Committee of our board of directors approved the awards of restricted stock to each of our named executive officers. The awards cliff vest after five years. However, if prior to the vesting of the shares of restricted stock there is a change of control event, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer's employment is terminated by Talmer Bancorp, Inc. (or its subsidiary, Talmer Bank and Trust (or any of their respective successors)) without cause or by the officer for good reason during the one-year period following such change of control event.

        A copy of the Equity Plan is filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the SEC on January 10, 2014. The foregoing description of the restricted stock awards does not purport to be complete and is qualified in its entirety by reference to the form of Restricted Stock Agreement attached to this report as Exhibit 10.20 and is incorporated herein by reference.

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

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        A list of financial statements filed herewith is contained in Part II, Item 8, "Financial Statements and Supplementary Data," above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 238 of this Annual Report on Form 10-K and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALMER BANCORP, INC.
March 26, 2015	By:	/s/ DAVID T. PROVOST David T. Provost Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ DAVID PROVOST David Provost	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2015
/s/ DENNIS KLAESER Dennis Klaeser	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2015
/s/ MAX BERLIN Max Berlin	Director	March 26, 2015
/s/ GARY COLLINS Gary Collins	Vice Chairman, Director	March 26, 2015

Name	Title	Date

/s/ JENNIFER GRANHOLM Jennifer Granholm	Director	March 26, 2015
/s/ PAUL HODGES, III Paul Hodges, III	Director	March 26, 2015
/s/ DENNY KIM Denny Kim	Director	March 26, 2015
/s/ RONALD KLEIN Ronald Klein	Director	March 26, 2015
/s/ DAVID LEITCH David Leitch	Director	March 26, 2015
/s/ BARBARA MAHONE Barbara Mahone	Director	March 26, 2015
/s/ ROBERT NAFTALY Robert Naftaly	Director	March 26, 2015
/s/ ALBERT PAPA Albert Papa	Director	March 26, 2015
/s/ THOMAS SCHELLENBERG Thomas Schellenberg	Director	March 26, 2015
/s/ GARY TORGOW Gary Torgow	Chairman of the Company and the Board	March 26, 2015
/s/ ARTHUR WEISS Arthur Weiss	Director	March 26, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of CF Bancorp, Michigan, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 of our registration statement on Form S-1 filed on January 10, 2014)†
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
10.4	*	First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed on January 10, 2014)
10.5	*	First Amendment to Equity Incentive Plan dated April 30, 2010 (incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed on January 10, 2014)
10.6	*	Second Amendment to Equity Incentive Plan dated March 15, 2011(incorporated by reference to Exhibit 10.6 of our registration statement on Form S-1 filed on January 10, 2014)
10.7	*	Third Amendment to Equity Incentive Plan dated March 26, 2014 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2014)
10.8	*	Talmer Bancorp, Inc. Annual Incentive Plan (filed as Appendix A and incorporated by reference to Talmer Bancorp, Inc.'s Definitive Proxy Statement filed on Schedule 14A with the SEC on April 28, 2014)
10.9	*	Talmer Bancorp, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2014)
10.10	*	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to our registration statement on Form S-1 filed on January 21, 2014)
10.11	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2014)
10.12		Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on August 14, 2014)
10.13		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed on January 10, 2014)

Exhibit Number		Description
10.14		Form of Stock Subscription Agreement by and between First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) and WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P. dated March 29, 2010 (incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed on January 10, 2014)
10.15
Form of Agreement and Amendment to Stock Subscription Agreement by and between First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) and WLR IV Parallel ESC, L.P. and WLR Recovery Fund IV, L.P. dated April 14, 2010 (incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed on January 10, 2014)
10.16		Warrant to Purchase Class B Common Stock issued to the FDIC dated April 30, 2010 (incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed on January 10, 2014)
10.17
Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 20, 2013 (incorporated by reference to Exhibit 10.15 of our registration statement on Form S-1 filed on January 10, 2014)
10.18
First Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 18, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 18, 2015)
10.19		Second Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated March 26, 2015
10.20	*	Form of Restricted Stock Agreement
10.21
Consent Order effective April 5, 2010, between the FDIC, Michigan Office of Financial and Insurance Regulation (now known as the Michigan Department of Insurance and Financial Services) and Michigan Commerce Bank (now known as Talmer West Bank) (incorporated by reference to Exhibit 10.16 of our registration statement on Form S-1 filed on January 10, 2014)
21.1		Subsidiaries of Talmer Bancorp, Inc.
23.1		Consent of Crowe Horwath LLP
24.1		Power of Attorney (included on signature page)
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certifications
101	**
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders' Equity for years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidate Financial Statements.

*
Management contract or compensatory plan or arrangement.

**
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