Form 10-Q
period 2015-03-31
TALMER BANCORP, INC.
filed 2015-05-15
CIK 1360683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of May 12, 2015 was 70,943,623.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  These forward-looking statements include statements related to our projected growth, bank subsidiary consolidations, including the anticipated costs associated with such consolidations, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

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

•                  the inability to obtain the requisite regulatory approvals for our anticipated bank subsidiary consolidation and meet other closing terms and conditions;

•                  general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•                  the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

•                  our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•                  our inability to be reimbursed by the FDIC for any further losses on non-single family covered assets as our reimbursement rights expire over the next year;

•                  prior to termination of our loss share agreements, we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

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

You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1.  Financial Statements.

Talmer Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2015	2014

Assets
Cash and due from banks	$77,957	$86,185
Interest-bearing deposits with other banks	303,926	96,551
Federal funds sold and other short-term investments	104,000	71,000
Total cash and cash equivalents	485,883	253,736
Securities available-for-sale	730,393	740,819
Federal Home Loan Bank stock	20,744	20,212
Loans held for sale, at fair value	66,556	93,453
Loans:
Residential real estate (includes $21.7 million and $18.3 million respectively, measured at fair value) (1)	1,474,042	1,426,012
Commercial real estate	1,404,906	1,310,938
Commercial and industrial	947,735	869,477
Real estate construction (includes $431 thousand and $1.2 million respectively, measured at fair value) (1)	140,893	131,686
Consumer	188,508	164,524
Total loans, excluding covered loans	4,156,084	3,902,637
Less: Allowance for loan losses - uncovered	(34,477)	(33,819)
Net loans - excluding covered loans	4,121,607	3,868,818
Covered loans	317,593	346,490
Less: Allowance for loan losses - covered	(17,988)	(21,353)
Net loans - covered	299,605	325,137
Net total loans	4,421,212	4,193,955
Premises and equipment	48,150	48,389
FDIC indemnification asset	50,702	67,026
Other real estate owned and repossessed assets	42,921	48,743
Loan servicing rights	54,409	70,598
Core deposit intangible	14,796	13,035
Goodwill	2,926	—
FDIC receivable	7,839	6,062
Company-owned life insurance	103,924	97,782
Income tax benefit	182,223	177,472
Other assets	47,273	40,982
Total assets	$6,279,951	$5,872,264
Liabilities
Deposits:
Noninterest-bearing demand deposits	$964,163	$887,567
Interest-bearing demand deposits	784,001	660,697
Money market and savings deposits	1,257,919	1,170,236
Time deposits	1,312,992	1,188,178
Other brokered funds	459,499	642,185
Total deposits	4,778,574	4,548,863
FDIC clawback liability	27,881	26,905
FDIC warrants payable	4,472	4,633
Short-term borrowings	216,747	135,743
Long-term debt	462,252	353,972
Other liabilities	36,172	40,541
Total liabilities	5,526,098	5,110,657
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 3/31/2015 and 12/31/2014
Issued and outstanding - 0 shares at 3/31/2015 and 12/31/2014	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 3/31/2015 and at 12/31/2014
Issued and outstanding -70,938,113 shares at 3/31/2015 and 70,532,122 shares at 12/31/2014	70,938	70,532
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 3/31/2015 and 12/31/2014
Issued and outstanding - 0 shares at 3/31/2015 and 12/31/2014	—	—
Additional paid-in-capital	385,755	405,436
Retained earnings	290,520	281,789
Accumulated other comprehensive income, net of tax	6,640	3,850
Total shareholders’ equity	753,853	761,607
Total liabilities and shareholders’ equity	$6,279,951	$5,872,264

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Interest income
Interest and fees on loans	$59,944	$53,501
Interest on investments
Taxable	2,323	1,866
Tax-exempt	1,615	1,965
Total interest on securities	3,938	3,831
Interest on interest-earning cash balances	86	216
Interest on federal funds and other short-term investments	165	140
Dividends on FHLB stock	245	222
FDIC indemnification asset	(9,250)	(6,718)
Total interest income	55,128	51,192
Interest Expense
Interest-bearing demand deposits	290	224
Money market and savings deposits	471	494
Time deposits	1,827	1,491
Other brokered funds	623	29
Interest on short-term borrowings	79	175
Interest on long-term debt	802	574
Total interest expense	4,092	2,987
Net interest income	51,036	48,205
Provision for loan losses - uncovered	3,412	6,424
Benefit for loan losses - covered	(1,419)	(2,498)
Net interest income after provision for loan losses	49,043	44,279

Noninterest income
Deposit fee income	2,320	3,298
Mortgage banking and other loan fees	(1,261)	1,085
Net gain on sales of loans	8,618	3,044
Bargain purchase gain	—	41,977
FDIC loss sharing income	(1,068)	(113)
Accelerated discount on acquired loans	8,198	6,466
Net loss on sales of securities	(107)	(2,310)
Other income	4,730	4,293
Total noninterest income	21,430	57,740

Noninterest expense
Salary and employee benefits	29,212	35,851
Occupancy and equipment expense	7,666	9,043
Data processing fees	1,854	1,740
Professional service fees	3,543	4,037
FDIC loss sharing expense	949	524
Bank acquisition and due diligence fees	1,412	2,929
Marketing expense	1,095	1,091
Other employee expense	934	643
Insurance expense	1,530	1,831
Other expense	8,400	7,759
Total noninterest expense	56,595	65,448
Income before income taxes	13,878	36,571
Income tax provision (benefit)	4,441	(1,656)
Net income	$9,437	$38,227

Earnings per common share:
Basic	$0.13	$0.56
Diluted	$0.12	$0.52
Average common shares outstanding - basic	70,216	68,121
Average common shares outstanding - diluted	75,103	73,377

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2015	2014

Net income	$9,437	$38,227
Other comprehensive income:

Unrealized holding gains on securities available-for-sale arising during the period	4,423	6,277
Reclassification adjustment for losses on realized income	107	2,310
Tax effect	(1,586)	(3,006)
Net unrealized gains on securities available-for-sale, net of tax	2,944	5,581

Unrealized losses on cash flow hedges	(325)	—
Reclassification adjustment for losses included in net income	88	—
Tax effect	83	—
Net unrealized losses on cash flow hedges, net of tax	(154)	—

Other comprehensive income, net of tax	2,790	5,581
Total comprehensive income, net of tax	$12,227	$43,808

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	38,227	—	38,227
Other comprehensive income	—	—	—	—	5,581	5,581
Stock-based compensation expense	—	—	180	—	—	180
Issuance of common shares, including tax benefit	3,728	3,728	38,297	—	—	42,025
Balance at March 31, 2014	69,962	$69,962	$404,905	$230,576	$(2,415)	$703,028
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	9,437	—	9,437
Other comprehensive income	—	—	—	—	2,790	2,790
Stock-based compensation expense	—	—	351	—	—	351
Restricted stock awards	325	325	(325)	—	—	—
Issuance of common shares, including tax benefit	81	81	185	—	—	266
Repurchase of warrants to repurchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Cash dividends paid on common stock ($0.01 per share)	—	—	—	(706)	—	(706)
Balance at March 31, 2015	70,938	$70,938	$385,755	$290,520	$6,640	$753,853

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$9,437	$38,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	1,198
Amortization of core deposit intangibles	649	736
Stock-based compensation expense	351	180
Provision for loan losses	1,993	3,926
Originations of loans held for sale	(293,643)	(239,275)
Proceeds from sales of loans	325,939	251,823
Net gain from sales of loans	(8,618)	(3,044)
Net loss on sales of securities	107	2,310
Gain on acquisition	—	(41,977)
Valuation allowance and writedowns on other real estate and other repossessed assets	3,915	1,046
Valuation change in Company-owned life insurance	(1,423)	(314)
Valuation change in loan servicing rights	6,402	3,067
Additions to loan servicing rights	(2,915)	(1,589)
Net decrease in FDIC indemnification asset and receivable	12,784	10,293
Net gain on sales of other real estate owned and repossessed assets	(1,401)	(1,140)
Net (increase)/decrease in accrued interest receivable and other assets	(751)	591
Net increase/(decrease) in accrued expenses and other liabilities	(7,675)	4,876
Net securities premium amortization	1,661	748
Deferred income tax benefit	(5,663)	(3,585)
Change in valuation allowance of deferred income tax asset	—	(34)
Other, net	(13)	117
Net cash from operating activities	43,045	28,180

Cash flows from investing activities
Net increase in uncovered loans	(61,841)	(108,052)
Net decrease in covered loans	23,598	30,202
Purchases of loans	(30,793)	—
Purchases of FHLB stock	—	(1,000)
Purchases of securities available-for-sale	(30,928)	(61,288)
Purchases of premises and equipment	(1,130)	(4,263)
Payments received from FDIC under loss sharing agreements	1,763	2,176
Proceeds from:
Maturities and redemptions of securities available-for-sale	53,523	14,014
Redemption of FHLB Stock	342	10,901
Sale of securities available-for-sale	24,615	54,458
Sale of loan servicing rights	12,702	—
Sale of loans	—	3,034
Sale of other real estate owned and repossessed assets	10,929	9,534
Sale of premises and equipment	1,145	1,618
Net cash provided from acquisition	810	209,831
Net cash from (used in) investing activities	4,735	161,165

Cash flows from financing activities
Net increase/(decrease) in deposits	28,258	(72,302)
Draw on senior unsecured line of credit	20,000	—
Repayments of senior unsecured line of credit	—	(35,000)
Issuances of federal funds purchased	126,000	—
Net increase/(decrease) in other short-term borrowings	(64,996)	52,668
Issuances of long-term FHLB advances	100,000	—
Repayments of long-term FHLB advances	(8,469)	(21,179)
Repayments on long-term sweep repurchase agreements	(411)	(408)
Repayments of subordinated debt	3,500	—
Other changes in long-term debt	817	33
Repurchase of warrants to repurchase 2.5 million shares, at fair value	(19,892)	—
Proceeds from issuance of common stock, including tax benefit	266	42,025
Cash dividends paid on common stock ($0.01 per share)	(706)	—
Net cash from (used in) financing activities	184,367	(34,163)

Net change in cash and cash equivalents	232,147	155,182
Beginning cash and cash equivalents	253,736	375,356
Ending cash and cash equivalents	$485,883	$530,538

Supplemental disclosure of cash flow information:
Interest paid	$4,040	$3,312
Income taxes paid	5,662	2,226
Transfer from loans to other real estate owned and repossessed assets	6,191	5,817
Net transfer of loans held for sale to loans held for investment	(3,219)	(236)
Transfer from premises and equipment to other real estate owned	455	275

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	34,022	13,619
FHLB stock	874	5,933
Uncovered loans	162,951	571,666
Premises and equipment	2,077	4,912
Loan servicing rights	—	767
Company-owned life insurance	4,719	—
Other real estate owned and repossessed assets	1,260	30,878
Core deposit intangible	2,410	3,633
Other assets	6,131	62,542
Deposits	201,453	857,769
Short-term borrowings	—	18
Long-term debt	12,843	—
Other liabilities	3,884	4,017

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. BASIS OF PRESENTATION AND RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Talmer Bancorp, Inc. (“the Company”), and its wholly-owned subsidiaries have been prepared in accordance with United States (U.S.) generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Consolidated Financial Statements, primarily consisting of normal recurring adjustments, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or for any other interim period. Certain items in prior periods were reclassified to conform to the current presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s consolidated financial statements and footnotes included in the Annual Report of Talmer Bancorp, Inc. on Form 10-K for the year ended December 31, 2014.

On February 6, 2015, the Company acquired First of Huron Corp. which resulted in the recognition of goodwill on the Consolidated Balance Sheets. For further information, refer to Note 2, “Business Combinations”.  Goodwill is initially recorded as the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.

On February 17, 2015, the Company repurchased an aggregate of 2,529,416 warrants to repurchase shares of Class A common stock including 1,623,162 of warrants issued on April 30, 2010, 109,122 of warrants issued on February 21, 2012 and 797,132 of warrants issued on December 27, 2012.  The purchase price was based upon the fair value of the warrants on February 17, 2015, determined utilizing the closing price of our stock on the date of repurchase, and resulted in an aggregate purchase price of $19.9 million.

Recently Adopted and Issued Accounting Standards:  The following provides a description of recently adopted or newly issued not yet effective accounting standards that had or could have a material effect on our financial statements.

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

2.  BUSINESS COMBINATIONS

The Company has determined that the acquisitions of First of Huron Corp. (“FHC”), and its subsidiary bank, Signature Bank, and Talmer West Bank (formerly known as Michigan Commerce Bank) constitute business combinations as defined by FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement.” In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

On February 6, 2015, the Company acquired FHC for aggregate cash consideration of $13.4 million. In connection with the merger, FHC merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger.  Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust, with Talmer Bank and Trust as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received FHC’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC. The Company incurred $1.0 million of acquisition related expenses during the three months ended March 31, 2015, related to the acquisition of FHC, included within “Bank acquisition and diligence fees” in the Consolidated Statements of Income. All of the branches acquired fit squarely within the Company’s target market areas.

The acquisition resulted in a recorded $4.5 million in net deferred tax assets at acquisition.  Upon acquisition, FHC incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code, but the acquisition did not result in built-in losses within the meaning of Section 382. At February 6, 2015, FHC had an estimated $1.7 million in gross federal net operating loss carry forwards expiring in 2030, 2032 and 2033 and $303 thousand in federal alternative minimum tax credits with an indefinite life.  As a result of the ownership change, the Company’s ability to benefit from the use of FHC’s pre-ownership change net operating loss and tax credit carry forwards will be limited to approximately $366 thousand per year.  No valuation allowance was established against the deferred tax assets associated with FHC’s pre-change net operating losses and tax credit carry forwards based on management’s estimate that none of the amounts will expire unused.

The assets and liabilities associated with the acquisition of FHC were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date. The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While the Company believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments are, and if necessary, will be retrospectively reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired; (2) changes in the estimated fair value of certain premises and equipment acquired; (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be built in losses and (4) a change in the goodwill caused by the net effect of these adjustments.

(Dollars in thousands)

Consideration paid:
Cash	$13,395

Fair value of identifiable assets acquired:
Cash and cash equivalents	14,205
Investment securities	34,022
Federal Home Loan Bank stock	874
Loans	162,951
Premises and equipment	2,077
Company-owned life insurance	4,719
Other real estate owned and repossessed assets	1,260
Core deposit intangible	2,410
Other assets	6,131
Total identifiable assets acquired	228,649

Fair value of liabilities assumed:
Deposits	201,453
Long-term debt	12,843
Other liabilities	3,884
Total liabilities assumed	218,180
Fair value of net identifiable assets acquired	10,469
Goodwill recognized in the acquisiton	$2,926

The FHC acquisition resulted in recognition of $2.9 million of goodwill which is the excess of the consideration paid over the fair value of net assets acquired, and is the result of expected operational synergies and other factors.

Loans acquired in the FHC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”)) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

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

Purchased loans outside the scope of ASC 310-30 are accounted for under FASB ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Costs” (ASC 310-20).  Premiums and discounts created when the loans were recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan’s yield.

The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be 10 years.

Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)

Accounted for under ASC 310-30:
Contractual cash flows	$53,807
Contractual cash flows not expected to be collected (nonaccretable difference)	7,387
Expected cash flows	46,420
Interest component of expected cash flows (accretable yield)	5,279
Fair value at acquisition	$41,141

Excluded from ASC 310-30 accounting:
Unpaid principal balance	$124,538
Fair value discount	(2,728)
Fair value at acquisition	121,810
Total fair value at acquisition	$162,951

FHC’s results of operations have been included in the Company’s financial results since the February 6, 2015 acquisition date. The acquisition was not considered material to the Company’s financial statements; therefore pro forma financial data and related disclosures are not included.

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

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  The Company contributed $99.5 million of additional capital during the three months ended March 31, 2014 to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014.  The Company incurred $378 thousand and $1.8 million of acquisition related expenses related to the acquisition of Talmer West Bank during the three months ended March 31, 2015 and 2014, respectively.  These acquisition related expenses are included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Twelve of the

branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

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

Fair value estimates are based on existing financial instruments and, in accordance with U.S. GAAP, do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. In addition, tax ramifications related to the recognition of unrealized gains and losses, such as those within the investment securities portfolio, can have a significant effect on estimated fair values and, in accordance with U.S. GAAP, have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of the value of the Company.

Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and any significant assumptions used to estimate fair value disclosures for financial assets and liabilities not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets or liabilities are classified. Transfers of asset or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

Cash and cash equivalents: Due to the short-term nature, the carrying amount of these assets approximates the estimated fair value.  The Company classifies cash and due from banks as Level 1 and interest-bearing deposits with other banks and federal funds and other short-term investments as Level 2.

Investment securities:  Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available or the market is deemed to be inactive at the measurement date, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third-party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities. Management reviews the methodologies and assumptions used by the third-party pricing services and evaluates the values provided, principally by comparison with other available market quotes for similar instruments and/or analysis based on internal models using available third-party market data.  Level 2 securities include obligations issued by U.S. government-sponsored enterprises, state and municipal obligations, mortgage-backed securities issued by both U.S. government-sponsored enterprises and non-agency enterprises, corporate debt securities, Small Business Administration Pools and privately issued commercial mortgage-backed securities that have active markets at the measurement date. The fair value of Level 2 securities was determined using quoted prices of securities with similar characteristics or pricing models based on observable market data inputs, primarily interest rates, spreads and prepayment information.

Securities classified as Level 3, including a trust preferred security (included within “Corporate debt securities”) and an obligation of a political subdivision as of March 31, 2015, represent securities in less liquid markets requiring significant management assumptions when determining fair value. As of December 31, 2014, securities classified as Level 3 also included a privately issued subordinated corporate debt security (included within “Corporate debt securities”).  The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The fair value of the trust preferred security is compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation has been determined to be equal to the carrying cost since the securities were acquired.  The issuers have continued to pay their obligations without fail and the Company has not received any information to question future payments.   Since the purchase of these securities, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

Investment securities classified as held-to-maturity are carried at amortized cost.  Due to limited liquidity of these securities held-to-maturity securities are classified as Level 3.  The fair value of the held-to-maturity security is determined to be equal to the carrying value.  No credit related concerns have come to the Company’s attention; therefore, no credit loss assumptions were made.

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

Loans:  The Company does not record loans at fair value on a recurring basis other than those discussed in “Loans measured at fair value” above. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. Loans, outside the scope of ASC 310-30, are considered impaired when, based on current information and events; it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans, which include all nonaccrual loans and troubled debt restructurings, are disclosed as nonrecurring fair value measurements when an allowance is established based on the fair value of the underlying collateral.  Appraisals for collateral-dependent impaired loans are prepared by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics to determine if additional downward adjustments should be made.  Property values are typically adjusted when management is aware of circumstances, economic changes or other conditions, since the date of the appraisal that would impact the expected selling price. Such adjustments are usually significant and result in a nonrecurring Level 3 classification.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  As of March 31, 2015, there were no premises and equipment considered impaired.  Impaired premises and equipment at December 31, 2014 was recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 2.

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

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets represents property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans, or by closing of branches or operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management’s estimate of the value, using a single valuation approach or a combination of approaches including comparable sales, the income approach and existing offers. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property.  Adjustments are typically significant and result in a Level 3 classification.

Loan servicing rights: Loan servicing rights are accounted for under the fair value measurement method based on accounting election.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Changes in fair value of loan servicing rights are recorded in “Mortgage banking and other loan fees”.  Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3.  Refer to Note 10, “Loan Servicing Rights”, for assumptions included in the valuation of loan servicing rights.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both March 31, 2015 and December 31, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its risk management cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$73,976	$—	$73,976	$—
Obligations of state and political subdivisions:
Taxable	4,662	—	4,265	397
Tax-exempt	252,936	—	252,936	—
Small Business Administration (“SBA”) Pools	33,444	—	33,444	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterpries	283,444	—	283,444	—
Privately issued	17,920	—	17,920	—
Privately issued commercial mortgage-backed securities	5,134	—	5,134	—
Corporate debt securities	58,877	—	58,447	430
Total securities available-for-sale	730,393	—	729,566	827
Loans measured at fair value:
Residential real estate	21,727	—	—	21,727
Real estate construction	431	—	—	431
Loans held for sale	66,556	—	66,556	—
Loan servicing rights	54,409	—	—	54,409
Derivative assets:
Interest rate lock commitments	3,652	—	3,652	—
Customer-initiated derivatives	3,237	—	3,237	—
Risk management derivatives	37	—	37	—
Total derivatives	6,926	—	6,926	—
Total assets at fair value	$880,442	$—	$803,048	$77,394
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	986	—	986	—
Customer-initiated derivatives	3,195	—	3,195	—
Risk management derivatives	496	—	496	—
Total derivatives	4,677	—	4,677	—
Total liabilities at fair value	$4,677	$—	$4,677	$—

December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,358	$—	$98,358	$—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	232,259	—	232,259	—
Small Business Administration (“SBA”) Pools	33,933	—	33,933	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterpries	291,759	—	291,759	—
Privately issued	18,800	—	18,800	—
Privately issued commercial mortgage-backed securities	5,130	—	5,130	—
Corporate debt securities	60,183	—	56,758	3,425
Total securities available-for-sale	740,819	—	736,997	3,822
Loans measured at fair value:
Residential real estate	18,311	—	—	18,311
Real estate construction	1,215	—	—	1,215
Loans held for sale	93,453	—	93,453	—
Loan servicing rights	70,598	—	—	70,598
Derivative assets:
Interest rate lock commitments	1,489	—	1,489	—
Customer-initiated derivatives	1,588	—	1,588	—
Total derivatives	3,077	—	3,077	—
Total assets at fair value	$927,473	$—	$833,527	$93,946
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	803	—	803	—
Customer-initiated derivatives	1,477	—	1,477	—
Risk management derivatives	222	—	222	—
Total derivatives	2,502	—	2,502	—
Total liabilities at fair value	$2,502	$—	$2,502	$—

During the three months ended March 31, 2015 a privately issued subordinated debt security (included within “Corporate debt securities”) was transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for this security becoming active during the period.  There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2014.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended March 31, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfer between levels within fair value hierarchy	—	(3,000)	—	—
Transfers from loans held for sale	—	—	3,219	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	235	(6,402)
Recorded in OCI (pre-tax)	—	4	—	—
New originations	—	—	—	2,915
Reduction from servicing rights sold	—	—	—	(12,702)
Repayments	—	—	(822)	—
Balance, end of period	$397	$430	$22,158	$54,409

	Three months ended March 31, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	236	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	12	(3,067)
Recorded in OCI (pre-tax)	—	14	—	—
New originations	—	—	—	1,589
Repayments	—	—	(170)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$420	$17,914	$77,892

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Aggregate fair value	$22,158	$19,526
Contractual balance	21,497	19,100
Fair market value gain	661	426

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. There were no loans held for investment measured and recorded at fair value that were 90 days or more past due as of March 31, 2015.  The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2014 was $155 thousand and $191 thousand, respectively.  Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2014, $155 thousand were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three months ended March 31, 2015 and 2014, there were $205 thousand and $91 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the three months ended
	March 31,
(Dollars in thousands)	2015	2014
Change in fair value:
Included in “Net gain on sales of loans”	$127	$(7)
Included in “Mortgage banking and other loan fees”	108	82

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of March 31, 2015 or December 31, 2014.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Aggregate fair value	$66,556	$93,453
Contractual balance	63,782	89,138
Unrealized gain	2,774	4,315

The total amount of gains (losses) from changes in fair value of loans held for sale included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended
	March 31,
(Dollars in thousands)	2015	2014
Change in fair value	$(1,541)	$1,376

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Impaired loans:(1)
Uncovered
Residential real estate	$6,116	$—	$—	$6,116
Commercial real estate	1,819	—	—	1,819
Commercial and industrial	771	—	—	771
Consumer	43	—	—	43
Total uncovered impaired loans	8,749	—	—	8,749
Covered
Residential real estate	205	—	—	205
Commercial real estate	84	—	—	84
Commercial and industrial	700	—	—	700
Total covered impaired loans	989	—	—	989
Total impaired loans	9,738	—	—	9,738
Other real estate owned (uncovered)(2)	1,735	—	—	1,735
Other real estate owned (covered)(3)	788	—	—	788
Repossessed assets(4)	7,169	—	—	7,169
Total	$19,430	$—	$—	$19,430

December 31, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,898	$—	$—	$2,898
Commercial real estate	4,115	—	—	4,115
Commercial and industrial	579	—	—	579
Consumer	12	—	—	12
Total uncovered impaired loans	7,604	—	—	7,604
Covered
Residential real estate	152	—	—	152
Commercial and industrial	350	—	—	350
Total covered impaired loans	502	—	—	502
Total impaired loans	8,106	—	—	8,106
Other real estate owned (uncovered) (2)	9,670	—	—	9,670
Other real estate owned (covered) (3)	3,807	—	—	3,807
Repossessed assets(4)	9,654	—	—	9,654
Premises and equipment(5)	675	—	675	—
Total	$31,912	$—	$675	$31,237

(1) Specific reserves of $2.7 million and $2.9 million were provided to reduce the fair value of these loans at March 31, 2015 and December 31, 2014, respectively, based on the estimated fair value of the underlying collateral. In addition, charge-offs of $67 thousand and $3 thousand reduced the fair value of these loans for the three months ended March 31, 2015 and 2014, respectively.

(2) The Company charged $824 thousand and $679 thousand through other noninterest expense during the three months ended March 31, 2015 and 2014, respectively, to reduce the fair value of these properties.

(3) The Company charged $538 thousand and $367 thousand through other noninterest expense during the three months ended March 31, 2015 and 2014, respectively, to reduce the fair value of these properties.  These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4) The Company charged $194 thousand through other noninterest expense during the three months ended March 31, 2015 to reduce the fair value of these assets.  A valuation allowance of $2.8 million and $460 thousand was provided to reduce the fair value of these repossessed assets at March 31, 2015 and December 31, 2014, respectively, based on the estimated fair value as of each respective date.

(5) As of March 31, 2014, there were no premises and equipment deemed impaired and there were no charges taken relating to these assets during the three months ended March 31, 2014.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2015
Financial assets:
Cash and cash equivalents	$485,883	$485,883	$77,957	$407,926	$—
Federal Home Loan Bank stock	20,744	N/A
Net loans, excluding covered loans(1)	4,121,607	4,221,372	—	—	4,221,372
Net covered loans(2)	299,605	379,322	—	—	379,322
Accrued interest receivable	14,517	14,517	—	14,517	—
FDIC indemnification asset	50,702	24,626	—	—	24,626
FDIC receivable	7,839	7,839	—	7,839	—
Company-owned life insurance	103,924	103,924	—	103,924	—
Securities held-to-maturity	1,628	1,628	—	—	1,628

Financial liabilities:
Deposits:
Savings and demand deposits	$3,393,279	$3,393,279	$—	$3,393,279	$—
Time deposits(3)	1,385,295	1,385,838	—	1,385,838	—
Total deposits	4,778,574	4,779,117	—	4,779,117	—
FDIC clawback liability	27,881	27,881	—	—	27,881
Short-term borrowings	216,747	216,747	—	216,747	—
Long-term debt	462,252	457,907	—	457,907	—
FDIC warrants payable	4,472	4,472	—	—	4,472
Accrued interest payable	1,528	1,528	—	1,528	—
Deferred compensation plan liabilities	1,186	1,186	—	1,186	—

(1) Included $8.7 million of impaired loans recorded at fair value on a nonrecurring basis and $22.2 million of loans recorded at fair value on a recurring basis.

(2) Included $989 thousand of impaired loans recorded at fair value on a nonrecurring basis.

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$72,799	$1,208	$(31)	$73,976
Obligations of state and political subdivisions:
Taxable	4,648	15	(1)	4,662
Tax-exempt	248,771	4,591	(426)	252,936
SBA Pools	33,141	304	(1)	33,444
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	279,093	4,446	(95)	283,444
Privately issued	17,830	90	—	17,920
Privately issued commercial mortgage-backed securities	5,113	21	—	5,134
Corporate debt securities	58,323	584	(30)	58,877
Total securities available-for-sale	$719,718	$11,259	$(584)	$730,393

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity	$1,628	$—	$—	$1,628

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,746	$791	$(179)	$98,358
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	229,404	3,578	(723)	232,259
SBA Pools	33,824	209	(100)	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	289,156	2,886	(283)	291,759
Privately issued	18,814	27	(41)	18,800
Privately issued commercial mortgage-backed securities	5,127	3	—	5,130
Corporate debt securities	60,206	209	(232)	60,183
Total securities available-for-sale	$734,674	$7,703	$(1,558)	$740,819

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity	$1,226	$—	$—	$1,226

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Proceeds	$24,615	$54,458
Gross gains	3	—
Gross losses	(110)	(2,310)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$965	$977
After one year through five years	118,523	120,476
After five years through ten years	187,617	190,339
After ten years	412,613	418,601
Total securities available-for-sale	$719,718	$730,393

Securities held-to-maturity:
After one year through five years	$1,628	$1,628
Total securities held-to-maturity	$1,628	$1,628

Securities with a carrying value of $433.4 million and $337.8 million were pledged at March 31, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2015
U.S. government sponsored agency obligations	$14,969	$(31)	$—	$—	$14,969	$(31)
Obligations of state and political subdivisions:
Taxable	831	(1)	—	—	831	(1)
Tax-exempt	45,121	(226)	10,664	(200)	55,785	(426)
SBA Pools	—	—	1,827	(1)	1,827	(1)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	23,319	(88)	932	(7)	24,251	(95)
Corporate debt securities	5,550	(11)	430	(19)	5,980	(30)
Total securities available-for-sale	$89,790	$(357)	$13,853	$(227)	$103,643	$(584)

December 31, 2014
U.S. government sponsored agency obligations	$—	$—	$14,821	$(179)	$14,821	$(179)
Obligations of state and political subdivisions:
Tax-exempt	31,054	(260)	33,650	(463)	64,704	(723)
SBA Pools	1,844	(4)	17,682	(96)	19,526	(100)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	36,261	(85)	27,361	(198)	63,622	(283)
Privately issued	7,801	(41)	8	—	7,809	(41)
Corporate debt securities	22,520	(162)	8,912	(70)	31,432	(232)
Total securities available-for-sale	$99,480	$(552)	$102,434	$(1,006)	$201,914	$(1,558)

As of March 31, 2015, the Company’s security portfolio consisted of 371 securities, 78 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered.  The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At March 31, 2015, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $103.6 million with gross unrealized losses of $584 thousand. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

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

Loans at March 31, 2015 and December 31, 2014 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
March 31, 2015
Residential real estate	$82,254	$21,175	$103,429	$238,078	$1,235,964	$1,474,042	$1,577,471
Commercial real estate	141,698	25,678	167,376	204,288	1,200,618	1,404,906	1,572,282
Commercial and industrial	21,310	8,074	29,384	18,598	929,137	947,735	977,119
Real estate construction	7,472	971	8,443	8,146	132,747	140,893	149,336
Consumer	8,877	84	8,961	2,531	185,977	188,508	197,469
Total	$261,611	$55,982	$317,593	$471,641	$3,684,443	$4,156,084	$4,473,677	(1)

December 31, 2014
Residential real estate	$86,515	$21,711	$108,226	$239,523	$1,186,489	$1,426,012	$1,534,238
Commercial real estate	160,886	25,776	186,662	190,148	1,120,790	1,310,938	1,497,600
Commercial and industrial	23,752	8,896	32,648	15,499	853,978	869,477	902,125
Real estate construction	8,415	974	9,389	8,309	123,377	131,686	141,075
Consumer	9,469	96	9,565	2,389	162,135	164,524	174,089
Total	$289,037	$57,453	$346,490	$455,868	$3,446,769	$3,902,637	$4,249,127	(1)

(1) Reported net of deferred fees totaling $4.4 million and $4.6 million at March 31, 2015 and December 31, 2014, respectively.

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

Information as to nonperforming assets was as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$18,101	$17,374
Commercial real estate	15,151	13,756
Commercial and industrial	1,935	3,550
Real estate construction	147	174
Consumer	343	257
Total nonaccrual loans	35,677	35,111
Other real estate owned and repossessed assets (1)	30,761	36,872
Total uncovered nonperforming assets	66,438	71,983

Covered nonperforming assets
Nonaccrual loans
Residential real estate	2,064	1,848
Commercial real estate	14,797	15,723
Commercial and industrial	2,709	3,560
Real estate construction	718	713
Consumer	28	13
Total nonaccrual loans	20,316	21,857
Other real estate owned and repossessed assets (1)	10,709	10,719
Total covered nonperforming assets	31,025	32,576
Total nonperforming assets	$97,463	$104,559

Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$62	$12
Real estate construction	5	—
Consumer	5	41
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$72	$53

(1) Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	March 31, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$12,860	$1,425	$8,462	$22,747	$1,213,217	$1,235,964	$62
Commercial real estate	5,629	2,052	13,196	20,877	1,179,741	1,200,618	—
Commercial and industrial	2,005	1,535	1,707	5,247	923,890	929,137	—
Real estate construction	1,701	168	6	1,875	130,872	132,747	5
Consumer	850	346	157	1,353	184,624	185,977	5
Total	$23,045	$5,526	$23,528	$52,099	$3,632,344	$3,684,443	$72

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$954	$17	$1,417	$2,388	$18,787	$21,175	$—
Commercial real estate	—	105	3,840	3,945	21,733	25,678	—
Commercial and industrial	229	285	2,640	3,154	4,920	8,074	—
Real estate construction	—	5	712	717	254	971	—
Consumer	—	—	2	2	82	84	—
Total	$1,183	$412	$8,611	$10,206	$45,776	$55,982	$—

	December 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,709	$2,044	$9,593	$23,346	$1,163,143	$1,186,489	$12
Commercial real estate	4,870	1,083	11,333	17,286	1,103,504	1,120,790	—
Commercial and industrial	4,679	184	2,960	7,823	846,155	853,978	—
Real estate construction	1,004	136	174	1,314	122,063	123,377	—
Consumer	964	152	150	1,266	160,869	162,135	41
Total	$23,226	$3,599	$24,210	$51,035	$3,395,734	$3,446,769	$53

Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$238	$35	$1,179	$1,452	$20,259	$21,711	$—
Commercial real estate	—	—	4,569	4,569	21,207	25,776	—
Commercial and industrial	373	7	2,923	3,303	5,593	8,896	—
Real estate construction	—	—	710	710	264	974	—
Consumer	—	—	2	2	94	96	—
Total	$611	$42	$9,383	$10,036	$47,417	$57,453	$—

Impaired Loans

Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Uncovered
Nonaccrual loans	$35,677	$35,111
Performing troubled debt restructurings:
Residential real estate	1,875	1,368
Commercial real estate	2,625	3,785
Commercial and industrial	2,171	840
Real estate construction	89	90
Consumer	220	234
Total uncovered performing troubled debt restructurings	6,980	6,317
Total uncovered impaired loans	$42,657	$41,428

Covered
Nonaccrual loans	$20,316	$21,857
Performing troubled debt restructurings:
Residential real estate	3,069	3,046
Commercial real estate	8,923	9,017
Commercial and industrial	993	1,137
Real estate construction	256	264
Total covered performing troubled debt restructurings	13,241	13,464
Total covered impaired loans	$33,557	$35,321

Troubled Debt Restructurings

The Company assesses all loan modifications to determine whether a modification constitutes a troubled debt restructuring (“TDR”). For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower.  For loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired in association with consideration of qualitative factors included within ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors” (“ASC 310-40”).  All TDRs are considered impaired loans.  The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of charge off and/or allowance for loan losses.

As of March 31, 2015, there were $25.7 million of nonperforming TDRs and $20.2 million of performing TDRs included in impaired loans.  As of December 31, 2014, there were $25.0 million of nonperforming TDRs and $19.8 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties, which is documented by a current credit evaluation, the loan is no longer required to be reported as a TDR.

The following tables present the recorded investment of loans modified in TDRs during the three months ended March 31, 2015 and 2014 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type (1)					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at March 31, 2015	Net charge-offs (recoveries)	Provision (benefit) for loan losses (2)
For the three months ended March 31, 2015
Uncovered
Residential real estate	$883	$612	$—	10	$1,495	$(1)	$32
Commercial real estate	—	97	1,090	3	1,187	(37)	208
Commercial and industrial	340	761	26	8	1,127	—	89
Real estate construction	—	—	147	1	147	—	—
Total uncovered	$1,223	$1,470	$1,263	22	$3,956	$(38)	$329

Covered
Residential real estate	$66	$76	$—	3	$142	$—	$8
Commercial real estate	—	253	—	2	253	—	—
Commercial and industrial	—	96	—	1	96	—	93
Consumer	15	—	—	1	15	—	—
Total covered	$81	$425	$—	7	$506	$—	$101
Total loans	$1,304	$1,895	$1,263	29	$4,462	$(38)	$430

(1) There was no loan forgiveness related to loans modified as TDRs for the three months ended March 31, 2015.

(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal Reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at March 31, 2014	Net charge-offs (recoveries)	Provision for loan losses (2)
For the three months ended March 31, 2014
Uncovered
Residential real estate	$—	$67	$233	$—	6	$300	$—	$—
Commercial real estate	—	—	713	937	5	1,650	(9)	133
Commercial and industrial	34	—	—	123	4	157	—	34
Total uncovered	34	67	946	1,060	15	2,107	(9)	167

Covered
Residential real estate	$116	$—	$—	$—	5	$116	$6	$6
Commercial real estate	—	—	—	443	1	443	—	—
Commercial and industrial	—	—	27	—	3	27	—	—
Total covered	116	—	27	443	9	586	6	6
Total loans	$150	$67	$973	$1,503	24	$2,693	$(3)	$173

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three months ended March 31, 2015 and 2014, including the recorded investment as of March 31, 2015 and 2014.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
(Dollars in thousands)	Total number of loans	Total recorded investment at March 31, 2015	Charged off following a subsequent default	Total number of loans	Total recorded investment at March 31, 2014	Charged off following a subsequent default
Uncovered
Residential real estate	22	$1,744	$29	20	$1,157	$81
Commercial real estate	11	2,195	471	2	1,487	150
Commercial and industrial	5	41	—	1	135	—
Consumer	1	78	—	—	—	—
Total uncovered	39	4,058	500	23	2,779	231
Covered
Residential real estate	4	187	—	7	171	7
Commercial real estate	1	129	—	5	222	—
Commercial and industrial	3	179	—	10	230	7
Real estate construction	—	—	—	1	776	—
Total covered	8	495	—	23	1,399	14
Total loans	47	$4,553	$500	46	$4,178	$245

At March 31, 2015, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1.2 million.

The terms of certain other loans that were modified during the years ended March 31, 2015 and 2014 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful (1)	Total
March 31, 2015
Uncovered loans
Commercial real estate	$1,236,307	$58,263	$110,336	$—	$1,404,906
Commercial and industrial	892,027	32,960	22,748	—	947,735
Real estate construction	133,256	1,068	6,569	—	140,893
Total	$2,261,590	$92,291	$139,653	$—	$2,493,534

Covered loans
Commercial real estate	$96,556	$14,478	$56,342	$—	$167,376
Commercial and industrial	15,204	1,236	12,944	—	29,384
Real estate construction	3,672	475	4,296	—	8,443
Total	$115,432	$16,189	$73,582	$—	$205,203

December 31, 2014
Uncovered loans
Commercial real estate	$1,153,132	$63,567	$94,239	$—	$1,310,938
Commercial and industrial	824,239	29,511	15,727	—	869,477
Real estate construction	123,822	1,981	5,883	—	131,686
Total	$2,101,193	$95,059	$115,849	$—	$2,312,101

Covered loans
Commercial real estate	$102,952	$16,073	$67,637	$—	$186,662
Commercial and industrial	16,718	1,875	14,055	—	32,648
Real estate construction	3,817	792	4,780	—	9,389
Total	$123,487	$18,740	$86,472	$—	$228,699

(1) Previously, all nonaccrual loans were included in the “Doubtful” risk category. After further review of regulatory guidance, we have reclassified nonaccrual loans with a determinable value to the “Substandard” risk category; therefore, “Substandard” now includes accrual and nonaccrual loans. This change in classification has been made retrospectively and the reclassification is presented within the December 31, 2014 disclosure.

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

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2015
Uncovered loans
Residential real estate	$1,455,941	$18,101	$1,474,042
Consumer	188,165	343	188,508
Total	$1,644,106	$18,444	$1,662,550

Covered loans
Residential real estate	$101,365	$2,064	$103,429
Consumer	8,933	28	8,961
Total	$110,298	$2,092	$112,390

December 31, 2014
Uncovered
Residential real estate	$1,408,638	$17,374	$1,426,012
Consumer	164,267	257	164,524
Total	$1,572,905	$17,631	$1,590,536

Covered loans
Residential real estate	$106,378	$1,848	$108,226
Consumer	9,552	13	9,565
Total	$115,930	$1,861	$117,791

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

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2015
Uncovered individually evaluated impaired loans
Residential real estate	$12,982	$6,943	$19,925	$24,681	$1,279
Commercial real estate	12,730	4,812	17,542	23,391	946
Commercial and industrial	2,727	1,236	3,963	5,200	382
Real estate construction	235	—	235	244	—
Consumer	218	341	559	693	187
Total uncovered individually evaluated impaired loans	$28,892	$13,332	$42,224	$54,209	$2,794

Covered individually evaluated impaired loans
Residential real estate	$2,729	$2,372	$5,101	$6,699	$408
Commercial real estate	11,918	11,752	23,670	30,226	1,356
Commercial and industrial	2,194	1,488	3,682	4,773	615
Real estate construction	944	27	971	1,417	27
Consumer	25	1	26	57	—
Total covered individually evaluated impaired loans	$17,810	$15,640	$33,450	$43,172	$2,406

December 31, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$14,316	$4,268	$18,584	$23,080	$1,110
Commercial real estate	7,609	5,956	13,565	17,016	1,276
Commercial and industrial	915	1,884	2,799	2,807	982
Real estate construction	174	—	174	174	—
Consumer	296	176	472	610	82
Total uncovered individually evaluated impaired loans	$23,310	$12,284	$35,594	$43,687	$3,450

Covered individually evaluated impaired loans
Residential real estate	$2,155	$2,583	$4,738	$6,388	$417
Commercial real estate	10,400	11,985	22,385	28,755	1,277
Commercial and industrial	1,545	779	2,324	2,668	109
Real estate construction	670	—	670	994	—
Consumer	11	1	12	39	—
Total covered individually evaluated impaired loans	$14,781	$15,348	$30,129	$38,844	$1,803

	For the three months ended		For the three months ended
	March 31, 2015		March 31, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Uncovered individually evaluated impaired loans
Residential real estate	$20,074	$174	$14,178	$150
Commercial real estate	18,455	738	8,394	316
Commercial and industrial	4,520	166	1,426	20
Real estate construction	250	12	—	—
Consumer	565	19	129	2
Total uncovered individually evaluated impaired loans	$43,864	$1,109	$24,127	$488

Covered individually evaluated impaired loans
Residential real estate	$5,120	$74	$3,928	$57
Commercial real estate	23,942	518	18,652	282
Commercial and industrial	3,763	46	3,055	31
Real estate construction	971	6	1,163	25
Consumer	26	1	25	1
Total covered individually evaluated impaired loans	$33,822	$645	$26,823	$396

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2015
Allowance for loan losses - uncovered:
Balance at beginning of period	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819
Provision (benefit) for loan losses	377	(107)	2,687	(36)	491	3,412
Gross charge-offs	(2,137)	(1,618)	(1,267)	(35)	(323)	(5,380)
Recoveries	446	1,758	220	157	45	2,626
Net (charge-offs) recoveries	(1,691)	140	(1,047)	122	(278)	(2,754)
Ending allowance for loan losses	$10,879	$11,161	$9,475	$1,685	$1,277	$34,477

As of March 31, 2015
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,279	$946	$382	$—	$187	$2,794
Collectively evaluated for impairment	3,937	4,470	8,125	501	960	17,993
Accounted for under ASC 310-30	5,663	5,745	968	1,184	130	13,690
Allowance for loan losses - uncovered:	$10,879	$11,161	$9,475	$1,685	$1,277	$34,477

Balance of uncovered loans:
Individually evaluated for impairment	$19,925	$17,542	$3,963	$235	$559	$42,224
Collectively evaluated for impairment	1,216,039	1,183,076	925,174	132,512	185,418	3,642,219
Accounted for under ASC 310-30	238,078	204,288	18,598	8,146	2,531	471,641
Total uncovered loans	$1,474,042	$1,404,906	$947,735	$140,893	$188,508	$4,156,084

For the three months ended March 31, 2014
Allowance for loan losses - uncovered:
Balance at beginning of peiod	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	2,864	3,138	1,336	(865)	(49)	6,424
Gross charge-offs	(1,436)	(1,245)	(145)	(81)	(66)	(2,973)
Recoveries	760	616	162	2	34	1,574
Net (charge-offs) recoveries	(676)	(629)	17	(79)	(32)	(1,399)
Ending allowance for loan losses	$9,896	$6,776	$4,757	$1,083	$259	$22,771

As of December 31, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,110	$1,276	$982	$—	$82	$3,450
Collectively evaluated for impairment	4,850	4,623	5,968	649	820	16,910
Accounted for under ASC 310-30	6,233	5,229	885	950	162	13,459
Allowance for loan losses - uncovered:	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819

Balance of uncovered loans:
Individually evaluated for impairment	$18,584	$13,565	$2,799	$174	$472	$35,594
Collectively evaluated for impairment	1,167,905	1,107,225	851,179	123,203	161,663	3,411,175
Accounted for under ASC 310-30	239,523	190,148	15,499	8,309	2,389	455,868
Total uncovered loans	$1,426,012	$1,310,938	$869,477	$131,686	$164,524	$3,902,637

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2015
Allowance for loan losses - covered:
Balance at beginning of period	$3,981	$13,663	$2,577	$1,086	$46	$21,353
Provision (benefit) for loan losses	313	(2,433)	525	119	57	(1,419)
Gross charge-offs	(324)	(3,811)	(817)	(508)	(158)	(5,618)
Recoveries	189	2,485	527	378	93	3,672
Net charge-offs	(135)	(1,326)	(290)	(130)	(65)	(1,946)
Ending allowance for loan losses	$4,159	$9,904	$2,812	$1,075	$38	$17,988

As of March 31, 2015
Allowance for loan losses - covered:
Individually evaluated for impairment	$408	$1,356	$615	$27	$—	$2,406
Collectively evaluated for impairment	154	12	46	—	—	212
Accounted for under ASC 310-30	3,597	8,536	2,151	1,048	38	15,370
Allowance for loan losses - covered:	$4,159	$9,904	$2,812	$1,075	$38	$17,988

Balance of covered loans:
Individually evaluated for impairment	$5,101	$23,670	$3,682	$971	$26	$33,450
Collectively evaluated for impairment	16,074	2,008	4,392	—	58	22,532
Accounted for under ASC 310-30	82,254	141,698	21,310	7,472	8,877	261,611
Total covered loans	$103,429	$167,376	$29,384	$8,443	$8,961	$317,593

For the three months ended March 31, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Provision (benefit) for loan losses	692	(1,991)	(1,090)	(83)	(26)	(2,498)
Gross charge-offs	(863)	(1,986)	(1,027)	(25)	(47)	(3,948)
Recoveries	552	1,645	1,649	127	92	4,065
Net (charge-offs) recoveries	(311)	(341)	622	102	45	117
Ending allowance for loan losses	$5,077	$24,062	$6,759	$2,003	$99	$38,000

As of December 31, 2014
Allowance for loan losses - covered:
Individually evaluated for impairment	$417	$1,277	$109	$—	$—	$1,803
Collectively evaluated for impairment	123	57	89	7	1	277
Accounted for under ASC 310-30	3,441	12,329	2,379	1,079	45	19,273
Allowance for loan losses - covered:	$3,981	$13,663	$2,577	$1,086	$46	$21,353

Balance of covered loans:
Individually evaluated for impairment	$4,738	$22,385	$2,324	$670	$12	$30,129
Collectively evaluated for impairment	16,973	3,391	6,572	304	84	27,324
Accounted for under ASC 310-30	86,515	160,886	23,752	8,415	9,469	289,037
Total covered loans	$108,226	$186,662	$32,648	$9,389	$9,565	$346,490

7.  ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred.  The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  The estimated FDIC clawback liability totaled $27.9 million ($23.2 million related to the CF Bancorp acquisition, $4.5 million related to the First Banking Center acquisition and $131 thousand related to the Peoples State Bank acquisition) at March 31, 2015 compared to $26.9 million ($22.6 million related to the CF Bancorp acquisition, $4.3 million related to the First Banking Center acquisition and $4 thousand related to the Peoples State Bank acquisition) at December 31, 2014.

Acquired loans were recorded at fair value as of the acquisition date, which includes loans acquired in each FDIC-assisted acquisition and in the First Place Bank, Talmer West Bank and First of Huron, Corp. acquisitions.  At the acquisition date, where a loan exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the Company accounts for the loan under ASC 310-30 and recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield.  We recognize accretion of the accretable discount as interest income over the expected remaining life of the purchased loan.  Fair value discounts/premiums created on acquired loans accounted for outside the scope of ASC 310-30 are accounted for under ASC 310-20 and are accreted/amortized into interest income over the remaining term of the loan as an adjustment to the related loans yield.

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$277,058	$302,287
Additions due to acquisitions	5,279	32,764
Discount accretion	(20,964)	(22,665)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	29,431	16,364
Other activity, net (1)	(11,968)	(17,579)
Balance at end of period	$278,836	$311,171

(1) Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

For loans accounted for under ASC 310-30, the Company remeasures expected cash flows on a quarterly basis.  For loans where the remeasurement process results in a decline in expected cash flows, impairment is recorded.  To the extent impairment is recorded on covered loans, the indemnification asset is increased to reflect anticipated future cash to be received from the FDIC.  Alternatively, when a loan’s remeasurement results in an increase in expected cash flows, the effective yield of the related loan is increased through an addition to the accretable discount.  To the extent improvement relates to covered loans, the indemnification asset is first reduced by the writing off of any indemnification asset related to impairment previously recorded with any remaining indemnification asset accreting off over the shorter of the expected term of the loan or the remaining life of the related loss-sharing agreement.

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended March 31, 2015 and 2014 for both covered and uncovered purchased credit impaired loans was $29.4 million and $16.4 million, respectively.  The Company also identified declines in the cash flow expectations of certain loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Contractual cash flows	$1,261,935	$1,281,482
Non-accretable difference	(249,847)	(259,519)
Accretable yield	(278,836)	(277,058)
Loans accounted for under ASC 310-30	$733,252	$744,905

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Benefit for loan losses - covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,715	$1,299
Additional benefit recorded, net of charge-offs, for covered loans	(3,134)	(3,797)
Total benefit for loan losses-covered	$(1,419)	$(2,498)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	277	1,581
Expense recorded, to offset benefit, for covered loans	(1,790)	(1,517)
Total loss sharing income (expense) due to provision for loan losses-covered	(1,513)	64

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	1,438	(282)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,344)	(2,280)
Net (increase) decrease to income before taxes	$94	$(2,562)

(1)  The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $8.1 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three months ended March 31, 2015 and 2014.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6, “Allowance for Loan Losses.”

	For the three months ended March 31,
	2015		2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$67,026	$6,062	$131,861	$7,783
Accretion	(9,250)	—	(6,718)	—
Sales and write-downs of other real estate owned (covered)	(353)	(134)	(473)	(192)
Net effect of change in allowance on covered assets (1)	(1,690)	—	(2,024)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(5,031)	5,031	(3,601)	3,601
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(1,357)	—	(886)
Claim payments received from the FDIC	—	(1,763)	—	(2,176)
Balance at end of period	$50,702	$7,839	$119,045	$8,130

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Changes in other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
Balance at January 1, 2015	$28,247	$10,661	$38,908	$9,835
Additions due to acquisitions	1,260	—	1,260	—
Additions due to the adoption of ASU 2014-04 (1)	455	85	540	—
Transfers in (2)	2,441	3,268	5,709	397
Capitalized expenditures	—	—	—	1,116
Payments received	—	—	—	(1,401)
Disposals	(6,560)	(2,791)	(9,351)	(177)
Write-downs	(824)	(538)	(1,362)	(194)
Change in valuation allowance	—	—	—	(2,359)
Balance at March 31, 2015	$25,019	$10,685	$35,704	$7,217

Balance at January 1, 2014	$18,384	$11,571	$29,955	$27
Additions due to acquisitions	30,878	—	30,878	—
Transfers in (2)	3,942	2,063	6,005	87
Disposals	(5,239)	(3,102)	(8,341)	(53)
Write-downs	(679)	(367)	(1,046)	—
Balance at March 31, 2014	$47,286	$10,165	$57,451	$61

(1) The Company adopted the provisions of FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans Upon Foreclosure” (“ASU 2014-04”) utilizing the prospective transition method.

(2) Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

At March 31, 2015, the Company had $654 thousand of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $9.6 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of March 31, 2015.

Activity in the valuation allowance for repossessed assets during the three months ended March 31, 2015 is summarized below.  There was no valuation allowance for repossessed assets at any time during the three months ended March 31, 2014.

(Dollars in thousands)	Valuation allowance for repossessed assets
Balance at January 1, 2015	$460
Provision for valuation allowance	2,359
Balance at March 31, 2015	$2,819

Income and expenses related to other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
For the three months ended March 31, 2015
Net gain (loss) on sale	$1,858	$(443)	$1,415	$(14)
Write-downs	(824)	(538)	(1,362)	(194)
Provision for valuation allowance	—	—	—	(2,359)
Net operating expenses	(204)	(91)	(295)	(21)
Total	$830	$(1,072)	$(242)	$(2,588)

For the three months ended March 31, 2014
Net gain (loss) on sale	$1,004	$140	$1,144	$(4)
Write-downs	(679)	(367)	(1,046)	—
Net operating expenses	(626)	(9)	(635)	(30)
Total	$(301)	$(236)	$(537)	$(34)

Note that covered expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  INTANGIBLE ASSETS

Core Deposit Intangibles

The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.36 years as of March 31, 2015.

The table below presents the Company’s net carrying amount of CDIs.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Gross carrying amount	$23,068	$20,658
Accumulated amortization	(8,272)	(7,623)
Net carrying amount	$14,796	$13,035

Amortization expense recognized on CDIs was $649 thousand and $736 thousand for the three months ended March 31, 2015 and 2014, respectively, included as a component of “other expense” in the Consolidated Statements of Income.

Goodwill

The Company recorded goodwill in the amount of $2.9 million associated with the acquisition of First of Huron Corporation during the three months ended March 31, 2015. Goodwill is deemed to have an indefinite life and is not amortized but instead is subject to an annual review for impairment.

10.  LOAN SERVICING RIGHTS

Loan servicing rights are created as a result of the Company’s mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of commercial real estate servicing rights and the origination and purchase of agricultural servicing rights.  Loans serviced for others are not reported as assets in the Consolidated Balance Sheets.

The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the three months ended March 31, 2015
Fair value, beginning of period	$691	$—	$69,907	$70,598
Additions from loans sold with servicing retained	—	—	2,915	2,915
Reduction from loans sold and servicing rights sold (1)	—	—	(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(29)	—	(2,289)	(2,318)
Changes due to valuation inputs or assumptions (2)	(41)	—	(4,043)	(4,084)
Fair value, end of period	$621	$—	$53,788	$54,409
Principal balance of loans serviced	$203,491	$—	$5,799,055	$6,002,546

For the three months ended March 31, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	66	1,523	1,589
Changes in fair value due to:
Reductions from loans paid off during the period	(57)	(69)	(736)	(862)
Changes due to valuation inputs or assumptions (2)	1	(65)	(2,141)	(2,205)
Fair value, end of period	$1,079	$894	$75,919	$77,892
Principal balance of loans serviced	$249,806	$42,775	$7,139,642	$7,432,223

 (1) $12.7 million of servicing rights were sold during the three months ended March 31, 2015 in connection with the sale of $1.2 billion of principal balance of loans serviced.

 (2)  Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of March 31, 2015 and December 31, 2014.

	Commercial
	Real Estate	Mortgage
As of March 31, 2015
Prepayment speed	6.49 - 50.00%	3.68 - 40.15%
Weighted average (“WA”) discount rate	19.49%	9.17%
WA cost to service/per year	$470	$62
WA ancillary income/per year	N/A	36
WA float range	0.56%	1.18 - 1.68%

As of December 31, 2014
Prepayment speed	6.41-50.00%	3.63-40.07%
WA discount rate	19.48%	9.14%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.16-1.74%

The Company realized total loan servicing fee income of $2.6 million and $3.5 million for the three months ended March 31, 2015 and 2014 , respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

The Company additionally utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  These interest rate swaps are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings and/or deposits.  The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instrument with the changes in cash flows of the designated hedged transactions.  The interest rate swaps were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedges to remain fully effective and does not expect any amounts to be reclassified from accumulated other comprehensive income due to ineffectiveness during the remaining terms of the swaps.

The following table presents the notional amount and fair value of the Company’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and mortgage banking activities.

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$37	$496	$12,000	$—	$222
Total risk management purposes	22,000	37	496	12,000	—	222

Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	167,207	—	986	114,828	—	803
Interest rate lock commitments	144,480	3,652	—	67,817	1,489	—
Customer-initiated derivatives	190,953	3,237	3,195	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	502,640	6,889	4,181	308,001	3,077	2,280
Total gross derivatives	$524,640	$6,926	$4,677	$320,001	$3,077	$2,502

(1) Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2) Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $187 thousand at March 31, 2015 and $103 thousand at December 31, 2014.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2015	2014
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(1,144)	$(2,994)
Interest rate lock commitments	Net gain on sale of loans	2,162	(138)
Customer-inititated derivatives	Other noninterest income	84	13
Total gain (loss) recognized in income		$1,102	$(3,119)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three months ended March 31, 2015.  We had no interest rate swaps designated as cash flow hedges in the three months ended March 31, 2014.

	For the three months ended March 31, 2015
(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)

Interest rate swaps	$(325)	$88	$—

At March 31, 2015, the Company expected $376 thousand of unrealized losses to be reclassified as an increase to interest expense during the following 12 months.

Methods and assumptions used by the Company in estimating the fair value of its forward contracts, interest rate lock commitments, customer-initiated derivatives and interest rate swaps are discussed in Note 3, “Fair Value”.

Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate swaps and customer-initiated derivatives), may be eligible for offset in the Consolidated Balance Sheet and/or subject to master netting arrangements or similar agreements.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The tables below present information about the Company’s financial instruments that are eligible for offset.

		Gross amounts	Net amounts	Gross amounts not offset in the
	Gross	offset in the	presented in the	statement of financial position
	amounts	statement of	statement of	Financial	Collateral	Net
(Dollars in thousands)	recognized	financial condition	financial position	instruments	(received)/posted	Amount
March 31, 2015
Offsetting derivative assets
Derivative assets	$3,274	$—	$3,274	$(3,274)	$3,373	$3,373
Offsetting derivative liabilities
Derivative liabilities	3,691	—	3,691	(3,274)	417	—

December 31, 2014
Offsetting derivative assets
Derivative assets	$1,588	$—	$1,588	$(1,588)	$1,689	$1,689
Offsetting derivative liabilities
Derivative liabilities	1,699	—	1,699	(1,588)	111	—

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

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant, or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Company is committed.

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

The allowance for credit losses on lending-related commitments included $558 thousand and $539 thousand at March 31, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$524,669	$454,800	$979,469	$502,762	$463,362	$966,124
Standby letters of credit	66,303	3,408	69,711	69,305	4,197	73,502
Total commitments	$590,972	$458,208	$1,049,180	$572,067	$467,559	$1,039,626

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $30.6 million and $39.8 million at March 31, 2015 and December 31, 2014, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $23.0 million and $31.6 million at March 31, 2015 and December 31, 2014, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of March 31, 2015 and December 31, 2014, we had recorded a liability of $250 thousand and $355 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At March 31, 2015 and December 31, 2014, our standby letters of credit totaled $69.7 million and $73.5 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At March 31, 2015 and December 31, 2014, our liability recorded in connection with these representations and warranties totaled $2.2 million and $4.0 million, respectively.

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

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Federal funds purchased: 0.15% - 0.31% fixed rate notes	$126,000	0.31%	$—	—%
Securities sold under agreements to repurchase: 0.10% variable-rate notes	20,747	0.10	25,743	0.10
FHLB advances: 0.25-0.29% fixed-rate notes	50,000	0.25	100,000	0.29
FHLB advances: 0.43% variable-rate notes	—	—	10,000	0.43
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	20,000	3.17	—	—
Total short-term borrowings	216,747	0.54	135,743	0.26
Long-term debt:
FHLB advances: 0.19% - 7.44% fixed-rate notes due 2015 to 2027 (2)	391,178	1.32	286,804	1.57
Securities sold under agreements to repurchase: 4.11%-4.30% fixed-rate notes due 2016 to 2037 (3)	56,033	4.19	56,444	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	10,759	2.51	10,724	2.48
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due September 2032 (5)	4,282	3.51	—	—
Total long-term debt	462,252	1.72	353,972	2.02
Total short-term borrowings and long-term debt:	$678,999	1.34%	$489,715	1.53%

(1) Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2) The March 31, 2015 balance includes advances payable of $385.1 million and purchase accounting premiums of $6.1 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(3) The March 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.0 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(4) The March 31, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.2 million.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.

(5) The March 31, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $718 thousand.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Securities sold under agreement to repurchase:
Average daily balance	$20,439	$67,559
Average interest rate during the period	0.10%	0.09%
Maximum month-end balance	$22,454	$74,273

FHLB advances:
Average daily balance	$18,444	$240
Average interest rate during the period	0.29%	2.41%
Maximum month-end balance	$50,000	$20,018

Federal funds purchased:
Average daily balance	$1,400	$3,389
Average interest rate during the period	0.31%	0.23%
Maximum month-end balance	$126,000	$—

FHLB overnight repurchase agreements:
Average daily balance	$—	$8,889
Average interest rate during the period	N/A	0.10%
Maximum month-end balance	$—	$30,000

Holding company line of credit:
Average daily balance	$9,556	$22,556
Average interest rate during the period	3.17%	3.17%
Maximum month-end balance	$20,000	$35,000

Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers (short-term borrowings) and are delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt).  At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are secured by mortgage-backed securities and bonds with a carrying value of $433.4 million at March 31, 2015.

Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.  At March 31, 2015, FHLB advances were collateralized by $2.2 billion of commercial and mortgage loans, with $1.3 billion in the form of a blanket lien arrangement and $917.4 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $898.8 million at March 31, 2015; however, due to Board resolutions, this amount is limited to an additional $543.8 million.

In the first quarter of 2015, we drew $20.0 million on our existing line of credit in order to facilitate our repurchase of 2.5 million warrants to repurchase shares of our Class A common stock of an aggregate purchase price of $19.9 million.

14.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  As of March 31, 2015, 977 thousand shares were available to be awarded under the Plan.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  For the three months ended March 31, 2015 and 2014, there were no stock options granted.

Activity in the Plan during the three months ended March 31, 2015 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,958	$6.96
Exercised (1)	(155)	6.55
Outstanding at March 31, 2015	7,803	6.97	6.46	65,151
Options fully vested	7,803	6.97	6.46	65,151
Exercisable at March 31, 2015	7,803	6.97	6.46	65,151

(1) Options exercised during the three months ended March 31, 2015 had a weighted average fair value of $13.76, at respective exercise dates.

The total intrinsic value of stock options exercised was $1.1 million for the three months ended March 31, 2015.

Total cash received from option exercises during the three months ended March 31, 2015 was $210 thousand, resulting in the issuance of 35 thousand shares.  During the three months ended March 31, 2015, there were 46 thousand shares issued under the net-settlement option.  The tax benefit realized from option exercises during the three months ended March 31, 2015 was $292 thousand.

All of the Company’s shares were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.  Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $180 thousand for the three months ended March 31, 2014.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted vest in their entirety following a five-year service period for employees and over a one-year service period for directors.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.

The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	378	$14.44
Granted	327	14.85
Forfeited	(2)	14.85
Nonvested at March 31, 2015	703	$14.63

Total expense for restricted stock awards totaled $351 thousand for the three months ended March 31, 2015, of which $298 thousand was included in “Salary and employee benefits” related to employees and $53 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  There were no restricted stock awards outstanding prior to June of 2014.  As of March 31, 2015, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $9.3 million and the weighted-average period over which these costs are expected to be recognized is 4.6 years.

15. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2015, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

Effective January 1, 2015 we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.

At March 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios of Talmer West Bank at March 31, 2015 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

The following is a summary of actual and required capital amounts and ratios in accordance with current regulatory standards:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015 (Basel III Transitional)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$753,220	14.1%	$427,152	8.0%	N/A	N/A
Talmer Bank and Trust	636,528	13.4	379,326	8.0	$474,158	10.0%
Talmer West Bank (1)	132,607	22.4	47,289	8.0	N/A	N/A

Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	683,466	12.8	240,273	4.5	N/A	N/A
Talmer Bank and Trust	588,743	12.4	213,371	4.5	308,202	6.5
Talmer West Bank (1)	125,058	21.2	26,600	4.5	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	697,886	13.1	320,364	6.0	N/A	N/A
Talmer Bank and Trust	588,743	12.4	284,495	6.0	379,326	8.0
Talmer West Bank (1)	125,058	21.2	35,467	6.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	697,886	11.7	239,473	4.0	N/A	N/A
Talmer Bank and Trust	588,743	11.4	207,196	4.0	258,995	5.0
Talmer West Bank (1)	125,058	15.9	31,387	4.0	N/A	N/A

December 31, 2014 (Basel I)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$720,552	16.4%	$350,645	8.0%	N/A	N/A
Talmer Bank and Trust	627,851	16.3	308,374	8.0	$385,468	10.0%
Talmer West Bank (1)	101,926	19.6	41,628	8.0	N/A	N/A

Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	666,035	15.2	175,323	4.0	N/A	N/A
Talmer Bank and Trust	579,604	15.0	154,187	4.0	231,281	6.0
Talmer West Bank (1)	95,656	18.4	20,814	4.0	N/A	N/A

Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	666,035	11.6	230,546	4.0	N/A	N/A
Talmer Bank and Trust	579,604	11.6	200,128	4.0	250,160	5.0
Talmer West Bank (1)	95,656	12.4	30,786	4.0	N/A	N/A

(1) Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend.  In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  Further, Talmer Bank and Trust may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.  These limitations can affect Talmer Bank and Trust’s ability to pay dividends. During the three months ended March 31, 2015 and 2014, Talmer Bank and Trust paid dividends of $15.0 million and $25.0 million, respectively, to the Company.

Under FDIC regulations, limitations are imposed on all of Talmer West Bank’s capital distributions, including cash dividends.  As of March 31, 2015, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

On April 29, 2015, a cash dividend on the Company’s Class A common stock of $0.01 per share was declared.  The dividend will be paid on May 22, 2015, to the Company’s Class A common shareholders of record as of May 11, 2015.

16.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Co.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and cash equivalents	$4,061	$9,497
Investment in banking subsidiaries	777,154	756,452
Income tax benefit	9,007	7,975
Other assets	749	655
Total assets	$790,971	$774,579

Liabilities
Short-term borrowings	$20,000	$—
Long-term debt	15,041	10,724
Accrued expenses and other liabilities	2,077	2,248
Total liabilities	37,118	12,972
Shareholders’ equity	753,853	761,607
Total liabilities and shareholders’ equity	$790,971	$774,579

Statements of Income and Comprehensive Income - Parent Co.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Income
Dividend income from subsidiary	$15,000	$25,000
Bargain purchase gain	—	41,977
Other noninterest income	5	2
Total income	15,005	66,979
Expenses
Salaries and employee benefits	1,221	3,913
Bank acquisition and due diligence fees	996	1,708
Professional services	377	594
Insurance expense	80	154
Marketing expense	14	165
Interest on short-term borrowings	74	151
Interest on long-term debt	164	127
Other	113	67
Total expenses	3,039	6,879
Income before income taxes and equity in undistributed net earnings of subsidiaries	11,966	60,100
Income tax benefit	653	2,037
Equity in (over)/under distributed earnings of subsidiaries	(3,182)	(23,910)
Net income	$9,437	$38,227
Total comprehensive income, net of tax	$9,437	$38,227

Statements of Cash Flows - Parent Co.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$9,437	$38,227
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over distributed earnings of subsidiaries	(11,818)	(1,090)
Gain on acquisition	—	(41,977)
Stock-based compensation expense	144	48
Increase in income tax benefit	(736)	(2,102)
Decrease in other assets, net	100	1,115
Increase (decrease) in accrued expenses and other liabilities, net	(2,633)	1,139
Net cash used in operating activities	(5,506)	(4,640)
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(13,323)	(6,500)
Capital contributions to subsidiaries	—	(99,500)
Refund of investment	2,225	—
Dividends received from subsidiaries	15,000	25,000
Net cash used in investing activities	3,902	(81,000)
Cash flows from financing activities
Issuance of common stock	—	42,129
Exercise of stock options, including tax benefit	266	(104)
Repurchase of warrants to repurchase 2.5 million shares, at fair value	(19,892)	—
Cash dividends paid on common stock (1)	(706)	—
Draw on senior unsecured line of credit	20,000	—
Repayment of senior unsecured line of credit	—	(35,000)
Repayment of long-term debt	(3,500)	—
Net cash from financing activities	(3,832)	7,025
Net decrease in cash and cash equivalents	(5,436)	(78,615)
Beginning cash and cash equivalents	9,497	98,411
Ending cash and cash equivalents	$4,061	$19,796

(1) $0.01 per share for the three months ended March 31, 2015.

17.  EARNINGS PER COMMON SHARE

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

	For the three months ended March 31,
(In thousands, except per share data)	2015	2014
Net income	$9,437	$38,227
Net income allocated to participating securities	54	—
Net income allocated to common shareholders (1)	$9,383	$38,227

Weighted average common shares - issued	70,619	68,121
Average unvested restricted share awards	(403)	—
Weighted average common shares outstanding - basic	70,216	68,121
Effect of dilutive securities -
Employee and director stock options	3,962	3,851
Warrants	925	1,405
Weighted average common shares outstanding - diluted	75,103	73,377

EPS available to common shareholders
Basic	$0.13	$0.56
Diluted	$0.12	$0.52

(1) Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $14.07 per share and assumed to be $12.70 per share for the three months ended March 31, 2015 and 2014, respectively.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive.  There were no outstanding antidilutive warrants during the three months ended March 31, 2015 and no outstanding antidilutive warrants or options for the three months ended March 31, 2014.

(Shares in thousands)	For the three months ended March 31, 2015
Average outstanding options	35
Outstanding exercise prices:
Low end	$14.44
High end	$14.44

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized losses on cash flow hedges, net of tax	Total unrealized gains (losses), net of tax

Balance at December 31, 2013	$(7,996)		$—	$(7,996)
Other comprehensive income before reclassifications	4,080		—	4,080
Amounts reclassified from accumulated other comprehensive income	1,501	(1)	—	1,501
Net current period other comprehensive income	5,581		—	5,581
Balance at March 31, 2014	$(2,415)		$—	$(2,415)

Balance at December 31, 2014	$3,995		$(145)	$3,850
Other comprehensive income (loss) before reclassifications	2,875		(211)	2,664
Amounts reclassified from accumulated other comprehensive income	69	(1)	57 (2)	126
Net current period other comprehensive income (loss)	2,944		(154)	2,790
Balance at March 31, 2015	$6,939		$(299)	$6,640

(1) Amounts are included in “Net loss on sales of securities” in the Consolidated Statements of Income within total noninterest income and were $107 thousand and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.  Income tax benefit associated with the reclassification adjustments for three months ended March 31, 2015 and 2014 was $38 thousand and $809 thousand, respectively, and are included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

(2) Amount is included in “Other brokered funds” in the Consolidated Statements of Income within total interest expense and was $88 thousand for the three months ended March 31, 2015. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2015 was $31 thousand and included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three months ended March 31, 2015 and March 31, 2014 and also analyzes our financial condition as of March 31, 2015 as compared to December 31, 2014.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.

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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and March 31, 2015, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities.  Through our wholly-owned subsidiary banks, Talmer Bank and Talmer West Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

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

•                  CF Bancorp, Port Huron, Michigan on April 30, 2010;

•                  First Banking Center, Burlington, Wisconsin on November 19, 2010;

•                  Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and

•                  Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

On December 15, 2011, we closed on the acquisition of Lake Shore Wisconsin Corporation, which divested its subsidiary, Hiawatha National Bank, to its shareholders prior to closing.  Lake Shore Wisconsin Corporation’s remaining assets consisted of approximately $26.0 million in cash and cash equivalents, which we acquired in the transaction.

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

On January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank, acquiring $910.3 million in assets at a fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights. We also acquired $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million.  At the time of our acquisition of Talmer West Bank on January 1, 2014, Talmer West Bank was subject to a Consent Order with its regulators, which remains in effect.  For a further discussion of the Consent Order, see “Talmer West Bank Consent Order with the FDIC and Michigan Department of Insurance and Financial Services” in “Supervision and Regulation” of our 2014 Annual Report on Form 10-K.

On February 6, 2015, we closed on the acquisition of First of Huron Corp. acquiring $228.6 million in assets at fair value, including $163.0 million in loans, net of unearned income and $34.0 million in investment securities.  We also acquired $218.0 million of liabilities at fair value, including $201.5 million of retail deposits and $12.8 million of debt.

As of March 31, 2015, we had $4.5 billion in total loans, compared to $4.2 billion at December 31, 2014.  Over 59% of our total loans were generated through non-acquisition growth primarily as a result of the various commercial and residential lenders that we hired over the past five years.  Of the $4.5 billion in total loans at March 31, 2015, $1.8 billion, or 40.9%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $9.4 million for the three months ended March 31, 2015, compared to $38.2 million for the three months ended March 31, 2014.  During the three months ended March 31, 2015 we incurred $3.3 million of transaction and integration related expenses including severance expense, data processing fees, professional service fees and bank acquisition and due diligence fees primarily related to our successful acquisition of First of Huron Corporation.  Net income for the three months ended March 31, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank and $11.0 million of transaction and integration related expenses.  While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions.  We completed the operational integrations of both Talmer West Bank and First of Huron Corp. in February of 2015.  Due to the timing of the integration we have not yet realized a full quarter of the operating efficiencies this created.  We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow.  We place our focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

As of March 31, 2015, our total assets were $6.3 billion, our net total loans were $4.4 billion, our total deposits were $4.8 billion and our total shareholder’s equity was $753.9 million.

In this report, we refer to our eight completed acquisitions collectively as the “acquisitions.” In addition, we refer to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “uncovered loans.” All of the loans and other real estate covered under the loss share agreements with the FDIC are referred to as “covered assets.” We refer to our loans acquired in our acquisitions as “acquired loans,” regardless of whether they are covered under loss share agreements with the FDIC.

Economic Overview

Gross Domestic Product (“GDP”) in the fourth quarter of 2014 increased at a modest pace of 2.2% compared to third quarter of 2014 growth of 5.0%, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.

According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.5% as of March 31, 2015, down from 5.6% as of December 31, 2014 and 6.7% as of December 31, 2013.  Unemployment fell below 6.0% in September of 2014 and was the first time this occurred since July 2008.  While the unemployment rate did show continued signs of improvement, recent jobs reports have been lower than expected by leading economists.

Total home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.3 million units for the rolling twelve months ended February 28, 2015, up 5.9% from the rolling twelve month total of 4.1 million units as of February 28, 2014.  Inventory levels fell to a 4.6 months’ supply, or 1.7 million units, as of February 28, 2015, compared to a 4.8 months’ supply as of February 28, 2014.  New home sales were up to a seasonally adjusted annual rate of 539 thousand units as of February 28, 2015, up 24.8% from 432 thousand one year earlier.  Inventory for new homes decreased to a 4.7 months’ supply as of February 28, 2015 versus a 5.2 month supply one year earlier, while the median sales price of new homes increased 2.6% to $276 thousand for the same period.  Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 4.5% from February of 2014 to February of 2015, but declined in the pace of increase as the January of 2015 year over year increase was 13.2%.

Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 12.3% for the 12 months ending March 31, 2015, compared to the same period in 2014, with business filings down 17.5% and personal filings down 12.1% for the period.  Personal and business bankruptcy filings fell across all regions where we have branches in the 12 months ending March 31, 2015, compared to the prior year.

Consumer delinquencies saw some improvement with prime mortgage delinquency falling to 3.25% as of December 31, 2014 compared to 3.53% as of December 31, 2013, according to the Mortgage Bankers Association.  New foreclosures on prime loans were down at 0.28% as of December 31, 2014 compared to 0.35% as of December 31, 2013.  According to S&P Indices, first mortgages in default were also down at 1.0% as of February 28, 2015 from 1.2% as of February 28, 2014.

According to the Beige Book published by the Federal Reserve Board in March of 2015, overall economic activity was improved with all of the 12 districts reporting modest or moderate growth. The Fourth (Cleveland) Federal Reserve District reported modest growth, the Seventh (Chicago) Federal Reserve District reported moderate growth, and the Twelfth District (San Francisco) reported moderate growth.  In the Cleveland District, the economy expanded at a modest pace during the first quarter of 2015. Activity at manufacturing plants was mixed. In residential real estate markets, single-family home prices rose, while unit volumes were fairly stable; nonresidential construction markets strengthened. Retailers and auto dealers reported that post-holiday sales were slightly above year-ago levels. Shale gas activity contracted due to low oil and natural gas prices. Freight shipments remained strong, but capacity issues are limiting growth. The demand for business and consumer credit slowly moved higher.  Growth in economic activity in the Chicago District remained moderate in the first quarter of 2015, and expectations are for growth to continue at a similar pace over the next six to twelve months. Consumer spending and manufacturing production rose moderately, while business spending and construction and real estate activity increased modestly. Credit conditions improved on balance. Cost pressures were little changed, and price increases remained limited. Prices of most agricultural commodities declined.

The economy in the state of Michigan noted slow improvements during the period.  The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 5.9% as of February 28, 2015, down from 6.4% as of December 31, 2014 and 8.3% as of December 31, 2013.  This is the first month since October of 2001 that the unemployment level in Michigan fell below 6.0%.  Wage growth was up 4.0% for the twelve months ending December 31, 2014.  Other improvements included a 13.7% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending March 31, 2015 compared the same period in 2014.

As of March 31, 2015, $1.6 billion, or 34.8% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was 6.3% as of February 28, 2015, down from 6.5% as of December 31, 2014 and 8.0% at December 31, 2013, and is the lowest unemployment level since December of 2005.  The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 2.9% for the rolling twelve months ending January 31, 2015.  As of March 31, 2015, approximately $55.7 million, or 1.2%, of our loan portfolio were loans to borrowers located in the city of Detroit, and of this amount, $6.2 million, or 11.2% of the total loans to borrowers located in the city of Detroit were covered by loss share agreements with the FDIC.

The Ohio economy also showed signs of recovery.  Unemployment was flat at 5.1% as of February 28, 2015, compared to 5.1% as of December 31, 2014 and down from 7.1% as of December 31, 2013, the lowest level in over 10 years. The Cleveland MSA showed higher unemployment of 6.4% as of February 28, 2015, up from 5.2% as of December 31, 2014. Wage growth for the twelve months ending December 31, 2014 was up 3.9%.  Bankruptcies in Ohio, per the U.S. Court Statistics, were down 11.9% during the 12 months ending March 31, 2015 from the same period in 2014.  The Case-Shiller index for the Cleveland market indicates housing prices increases have cooled and were up only 1.6% for the twelve month period ending January 31, 2015.

The Illinois economy also showed signs of recovering.  Unemployment was down at 6.0% as of February 28, 2015, compared to 6.2% as of December 31, 2014 and 8.9% as of December 31, 2013.  This is the lowest rate since May of 2008. Unemployment in the Chicago MSA increased to 6.9% as of January 31, 2015, up from 5.7% as of December 31, 2014 but down from 8.3% as of December 31, 2013.  Wage growth for the 12 months ending December 31, 2014 was 2.4%.  Bankruptcies in the Northern Illinois region were down 5.2% for the 12 months ending March 31, 2015.  Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 2.5% for the twelve month period ending January 31, 2015.

The Indiana economy continued to recover.  The unemployment rate was flat at 5.9% as of February 28, 2015, compared to 5.9% as of December 31, 2014 and down from 6.8% as of December 31, 2013.  This is the lowest unemployment rate in Indiana since June of 2008.  Unemployment in the Elkhart MSA was also up at 5.5% as of January 31, 2015 versus 5.1% as of December 31, 2014, but down from 6.4% as of December 31, 2013.  Wage growth for the twelve months ending December 31, 2014 was up 2.5% from the same period in 2013.  In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending March 31, 2015 decreased 11.6% and 39.8%, respectively, from the same period in 2014.  Real estate values have improved according to statistics from Zillow with prices increasing 1.5% for the twelve months ending March 31, 2015.

The Nevada economy also showed signs of recovering.  Unemployment was flat at 7.1% as of February 28, 2015 compared to 7.0% as of December 31, 2014 and down from 9.0% as of December 31, 2013.  This is Nevada’s lowest rate since June of 2008.  Wage growth for the 12 months ending December 31, 2014 was 3.9%.  Bankruptcies in the Nevada region, according to Department of Justice reports, were down 12.0% for the 12 months ending March 31, 2015.  Home values, as indicated by the Case-Shiller index for the Las Vegas MSA were up 5.9% as of January 31, 2015 versus one year ago.

Summary of Acquisition and Loss Share Accounting

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), ASC Topic 805, “Business Combinations” (“ASC 805”), and ASC Topic 820, “Fair Value Measurements and Disclosures.” The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC indemnification asset require significant judgment and complexity.

At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories:  (1) specifically reviewed loans — loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans — loans where the future cash flows for each loan are estimated using an automated cash flow calculation model.  For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value.  For our acquisition of CF Bancorp approximately 50% of the acquired loan portfolio was specifically reviewed.  For our acquisitions of First Banking Center and Peoples State Bank approximately 60% of the acquired loan portfolios were specifically reviewed for each of these acquisitions. For our acquisition of First Place Bank approximately 30% of the acquired loan portfolio was specifically reviewed.  For our acquisition of Talmer West Bank approximately 50% of the acquired loan portfolio was specifically reviewed.  For our acquisition of First of Huron Corp., the specifically reviewed loan population included all loans with an outstanding balance of $250 thousand or more and a substantial portion of impaired loans with a balance of $200 thousand or more as of the February 6, 2015 acquisition date, resulting in approximately 35% of the acquired loan portfolio being specifically reviewed.

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

Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan.  At the date of acquisition, the majority of loans acquired in the CF Bancorp, First Banking Center, People State Bank and Community Central Bank acquisitions, as well as approximately 30% of the loans acquired in our acquisition of First Place Bank, approximately 40% of the loans acquired in our acquisition of Talmer West Bank and approximately 25% of the loans acquired in our acquisition of First of Huron Corp. were accounted for under ASC 310-30 as purchased credit impaired loans. We account for all purchased credit impaired loans on a loan by loan basis.  We recognize the expected shortfall of expected future cash flows on these loans, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as accretable yield. The accretable yield includes both the expected coupon of the loan and the discount accretion. We recognize accretable discount as interest income over the expected remaining life of the purchased credit impaired loan using a method that approximates the level yield method.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, the most significant of which are described in Note 1, “Summary of Significant Accounting Policies,” in our 2014 Annual Report on 10-K.  These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to the allowance for loan losses, fair valuation methodologies, purchased loans, the FDIC indemnification asset and income taxes. These policies were reviewed with the Audit Committee of the Board of Directors and are discussed more fully on pages 76 through 81 in our 2014 Annual Report on Form 10-K.  As of the date of this report, we did not believe there were any material changes in the nature of categories of the critical accounting policies or estimates and assumptions from those discussed in our 2014 Annual Report on Form 10-K.

Financial Results

We had net income for the three months ended March 31, 2015 of $9.4 million, or $0.12 per average diluted share, compared to $38.2 million, or $0.52 per average diluted share, for the period ended March 31, 2014.  The three months ended March 31, 2015 is the first quarter that includes the operations of First of Huron Corp. and its subsidiary bank, Signature Bank, which we acquired on February 6, 2015.  Net income for the three months ended March 31, 2015 increased $13.2 million when compared to the results for the three months ended March 31, 2014 excluding the bargain purchase gain of $42.0 million. This increase primarily reflects increases in noninterest income of $5.7 million and net interest income of $2.8 million and declines in noninterest expense of $8.9 million and total provision for loan losses of $1.9 million, partially offset by an increase in income tax provision of $6.1 million.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three months ended March 31, 2015 and 2014.  The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three months ended March 31, 2015 and 2014.

We had net interest income of $51.0 million for the three months ended March 31, 2015, an increase of $2.8 million from $48.2 million for the same period in 2014.  The increase in net interest income in the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to an increase in interest and fees on loans of $6.4 million due primarily to an $698.5 million increase in average gross loans, partially offset by an increase of $2.5 million in negative accretion on the FDIC indemnification asset.  Our net interest margin (FTE) for the three months ended March 31, 2015 decreased 15 basis points to 3.80% from 3.95% for the comparable period in 2014.  The decrease in net interest margin was primarily due to an increase in the impact of the negative accretion of the FDIC indemnification asset as we continue to experience increases in cash flow expectations on covered loans as a result of our quarterly re-estimation process.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion.  The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan.  For the three months ended March 31, 2015 and 2014, the yield on total loans was 5.49% and 5.81%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.59% and 5.03%, respectively.  The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield.

Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset.  Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payments from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above.  The negative yield on the FDIC indemnification asset was 60.03% for the three months ended March 31, 2015, compared to 21.29% for the three months ended March 31, 2014.  The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by four basis points in each of the three month periods ended March 31, 2015 and 2014.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$156,828	$86	0.22%	$401,306	$216	0.22%
Federal funds sold and other short-term investments	97,419	165	0.69	70,688	140	0.80
Investment securities (3):
Taxable	494,079	2,323	1.91	475,885	1,866	1.59
Tax-exempt	236,469	1,615	3.69	185,903	1,965	5.79
Federal Home Loan Bank Stock	20,681	245	4.81	22,426	222	4.02
Gross uncovered loans (4)	4,100,979	49,511	4.90	3,218,673	39,691	5.00
Gross covered loans (4)	329,767	10,433	12.83	513,608	13,810	10.90
FDIC indemnification asset	62,485	(9,250)	(60.03)	127,983	(6,718)	(21.29)
Total earning assets	5,498,707	55,128	4.11	5,016,472	51,192	4.19
Non-earning assets:
Cash and due from banks	91,194			118,886
Allowance for loan losses	(53,268)			(61,913)
Premises and equipment	48,376			55,716
Core deposit intangible	14,201			16,794
Goodwill	1,723			—
Other real estate owned and repossessed assets	48,562			59,558
Loan servicing rights	60,185			80,065
FDIC receivable	5,473			7,067
Company-owned life insurance	100,923			40,963
Other non-earning assets	234,502			217,081
Total assets	$6,050,578			$5,550,689

Interest bearing liabilities:
Deposits:
Interest-bearing demand deposits	$772,181	$290	0.15%	$709,274	$224	0.13%
Money market and savings deposits	1,211,958	471	0.16	1,396,282	494	0.14
Time deposits	1,264,103	1,827	0.59	1,327,397	1,491	0.46
Other brokered funds	589,239	623	0.43	80,000	29	0.15
Short-term borrowings	49,839	79	0.65	102,633	175	0.69
Long-term debt	401,880	802	0.81	211,735	574	1.10
Total interest bearing liabilities	4,289,200	4,092	0.39	3,827,321	2,987	0.32
Noninterest bearing liabilities and shareholders’ equity:
Non-interest bearing demand deposits	921,359			968,023
FDIC clawback liability	27,107			25,075
Other liabilities	53,547			40,063
Shareholders’ equity	759,365			690,207
Total liabilities and shareholders’ equity	$6,050,578			$5,550,689

Net interest income		$51,036			$48,205

Interest spread			3.72%			3.87%
Net interest margin as a percentage of interest earning assets			3.76%			3.90%
Tax equivalent effect			0.04%			0.05%
Net interest margin on a fully tax equivalent basis			3.80%			3.95%

(1) Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2) Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $534 thousand and $688 thousand on tax-exempt securities for the three months ended March 31, 2015 and 2014, respectively, using the statutory tax rate of 35%.

(3) For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4) Includes nonaccrual loans.

Rate-Volume Analysis

The tables below present the effect of volume and rate changes on interest income and expense.  Changes in volume are changes in in the average balance multiplied by the previous year’s average rate.  Changes in rate are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$4	$(134)	$(130)
Federal funds sold and other short-term investments	(22)	47	25
Investment securities:
Taxable	383	74	457
Tax-exempt	(802)	452	(350)
FHLB stock	41	(18)	23
Gross uncovered loans	(848)	10,668	9,820
Gross covered loans	2,151	(5,528)	(3,377)
FDIC indemnification asset	(7,343)	4,811	(2,532)
Total interest income	(6,436)	10,372	3,936

Interest-bearing liabilities
Interest-bearing demand deposits	45	21	66
Money market and savings deposits	46	(69)	(23)
Time deposits	410	(74)	336
Other brokered funds	137	457	594
Short-term borrowings	(12)	(84)	(96)
Long-term debt	(184)	411	227
Total interest expense	442	662	1,104
Change in net interest income	$(6,878)	$9,710	$2,832

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

Uncovered loans

The provision for loan losses on uncovered loans was $3.4 million for the three months ended March 31, 2015, compared to $6.4 million for the three months ended March 31, 2014.  Our allowance for loan losses was $34.5 million, or 0.83% of uncovered loans at March 31, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014.  The provision for loan losses on uncovered loans for the three months ended March 31, 2015 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans, an increase in provisions for impaired loans individually evaluated, the impact of charge-offs occurring in amounts greater than expected and additional provisions for loan growth outside of the First of Huron Corp. acquisition.  The provision for loan losses on uncovered loans for the three months ended March 31, 2014 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans and additional provisions for loan growth outside of the Talmer West acquisition.  We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $969 thousand for the three months ended March 31, 2015, and $3.8 million for the three months ended March 31, 2014.  Because we acquired First of Huron Corp. on February 6, 2015, we did not perform a re-estimation of the uncovered purchased credit impaired loans acquired from its subsidiary bank, Signature Bank, in the first quarter of 2015.  Because we acquired Talmer West Bank on January 1, 2014, we did not perform a re-estimation of the uncovered purchased credit impaired loans acquired from Talmer West Bank in the first quarter of 2014. The re-estimations also resulted in improvements in gross cash flow expectations on uncovered purchased credit impaired loans of $21.3 million for the three months ended March 31, 2015, and $8.0 million for the three months ended March 31, 2014, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.

Covered loans

For the three months ended March 31, 2015, we had a provision benefit for covered loan losses of $1.4 million, compared to a provision benefit for covered loans of $2.5 million for the three months ended March 31, 2014.  Our allowance for loan losses on covered loans was $18.0 million, or 5.66% of total covered loans, at March 31, 2015 compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014.  The provision benefit for covered loan losses for the three months ended March 31, 2015 and 2014 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously carrying an allowance for loan loss, partially offset by impairment recorded as a result of our re-estimation of cash flows for covered purchased credit impaired loans.  We recorded impairment related to re-estimations of cash flows for covered purchased credit impaired loans of $1.7 million and $1.3 million in the three months ended March 31, 2015 and 2014, respectively.  The re-estimations completed for the three months ended March 31, 2015 and 2014 also resulted in $8.1 million and $8.4 million, respectively, of improvements in gross cash flow expectations on covered purchased credit impaired loans, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.

Many of our covered loans were originated prior to or during the recession and these loans typically have weak credit metrics such as high loan to value ratios and low debt service coverage ratios. Therefore, the ultimate credit outcome for the covered loans can be volatile. As the economy continues to stabilize, we have seen many of these covered loans perform better than expected, while some are performing worse than expected.

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

The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Benefit for loan losses - covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,715	$1,299
Additional benefit recorded, net of charge-offs, for covered loans	(3,134)	(3,797)
Total benefit for loan losses-covered	$(1,419)	$(2,498)

Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	277	1,581
Expense recorded, to offset benefit, for covered loans	(1,790)	(1,517)
Total loss sharing income (expense) due to provision for loan losses-covered	(1,513)	64

Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	1,438	(282)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,344)	(2,280)
Net (increase) decrease to income before taxes	$94	$(2,562)

(1)  The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $8.1 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Noninterest income
Deposit fee income	$2,320	$3,298
Mortgage banking and other loan fees	(1,261)	1,085
Net gain on sales of loans	8,618	3,044
Bargain purchase gain	—	41,977
FDIC loss sharing income	(1,068)	(113)
Accelerated discount on acquired loans	8,198	6,466
Net loss on sales of securities	(107)	(2,310)
Other income	4,730	4,293
Total noninterest income	$21,430	$57,740

Noninterest income decreased $36.3 million to $21.4 million for the period ended March 31, 2015, from $57.7 million for the same period of 2014.  The decrease in noninterest income for the three months ended March 31, 2015, compared to 2014, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in the first quarter of 2014.  Excluding the bargain purchase gain recognized in the first quarter of 2014, noninterest income increased $5.7 million in the three months ended March 31, 2015, compared to the same period in 2014, primarily due to an increase in net gain on sales of loans of $5.6 million and a change in the net loss on sales of securities of $2.2 million, partially offset by a decrease in mortgage banking and other loan fees of $2.3 million.  The increase in net gain on sales of loans was driven by an increase in the volume of loans originated and sold in the first quarter of 2015 as mortgage interest rates shifted downward.  The decrease in mortgage banking and other loan fees was primarily driven by changes in the fair value of loan servicing rights. Changes in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds were a detriment to earnings of $4.1 million in the three months ended March 31, 2015, compared to $2.2 million for the same period in 2014.  Changes in the fair value of loan servicing rights due to reductions in servicing rights from loans paid off during the period were a detriment to earnings of $2.3 million for the three months ended March 31, 2015 and $862 thousand for the same period in 2014.

Noninterest Expenses

The following table presents noninterest expenses for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Noninterest expense
Salary and employee benefits	$29,212	$35,851
Occupancy and equipment expense	7,666	9,043
Data processing fees	1,854	1,740
Professional service fees	3,543	4,037
FDIC loss sharing expense	949	524
Bank acquisition and due diligence fees	1,412	2,929
Marketing expense	1,095	1,091
Other employee expense	934	643
Insurance expense	1,530	1,831
Other expense	8,400	7,759
Total noninterest expense	$56,595	$65,448

Noninterest expenses decreased $8.9 million to $56.6 million for the three months ended March 31, 2015, compared to the same period in 2014.  The decrease in noninterest expense included a decrease in transaction and integration related expenses of $7.7 million.  The decrease in noninterest expenses excluding transaction and integration related expenses was $1.2 million for the three months ended March 31, 2015 compared to 2014 was primarily due to a decrease of $3.0 million in salary and employee benefits.

Transaction and integration related expenses of $3.3 million for the three months ended March 31, 2015 included anticipated and paid severance payments for reductions in the work force following the acquisition and integration of First of Huron Corp. and the operational integration of Talmer West Bank which were each completed in February of 2015, system conversion expenses and bank acquisition and due diligence fees.  Transaction and integration related expenses of $11.0 million for the three months ended March 31, 2014 included severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to termination of certain software contracts. Transaction and integration related expenses for the three months ended March 31, 2015 and 2014 are detailed in the tables below.

	For the three months ended March 31, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$29,212	$972	$28,240
Occupancy and equipment expense	7,666	—	7,666
Data processing fees	1,854	875	979
Professional service fees	3,543	88	3,455
FDIC loss sharing expense	949	—	949
Bank acquisition and due diligence fees	1,412	1,412	—
Marketing expense	1,095	—	1,095
Other employee expense	934	—	934
Insurance expense	1,530	—	1,530
Other expense	8,400	—	8,400
Total noninterest expense	$56,595	$3,347	$53,248

	For the three months ended March 31, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$35,851	$4,635	$31,216
Occupancy and equipment expense	9,043	2,050	6,993
Data processing fees	1,740	—	1,740
Professional service fees	4,037	1,161	2,876
FDIC loss sharing expense	524	—	524
Bank acquisition and due diligence fees	2,929	2,929	—
Marketing expense	1,091	—	1,091
Other employee expense	643	—	643
Insurance expense	1,831	—	1,831
Other expense	7,759	240	7,519
Total noninterest expense	$65,448	$11,015	$54,433

Our core operating efficiency ratio improved to 68.6% for the three months ended March 31, 2015, compared to 82.1% for the three months ended March 31, 2014.  The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income.  Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs and FDIC loss sharing income.

Income Taxes and Tax-Related Items

During the period ended March 31, 2015, we recognized income tax expense of $4.4 million on $13.9 million of pre-tax income resulting in an effective tax rate of 32.0%, compared to the three months ended March 31, 2014, in which we recognized an income tax benefit of $1.7 million on $36.6 million of pre-tax income, resulting in an effective tax rate of a negative 4.53%.  The difference between the negative effective income tax rate for the three months ended March 31, 2014 and the effective income tax rate for the three months ended March 31, 2015 resulted primarily from treating the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 as non-taxable based on the tax structure of the acquisition.

Financial Condition

Balance Sheet

Total assets were $6.3 billion at March 31, 2015, an increase of $407.7 million compared to $5.9 billion at December 31, 2014.   Of the $407.7 million increase, $218.2 million was related to the acquisition date fair value of assets acquired in our acquisition of First of Huron, Corp. and its subsidiary bank, Signature Bank, net of the $13.4 million of cash consideration paid.  The acquisition resulted in goodwill of $2.9 million that was recognized at acquisition date and added $163.0 million of loans acquired at fair value.  The increase in total assets of $189.5 million, setting aside the fair value of assets acquired in our acquisition of First of Huron, Corp., was primarily due to increases in cash and cash equivalents of $231.3 million and $90.5 million in uncovered loans, partially offset by decreases in securities available-for-sale of $44.4 million, covered loans of $28.9 million, loans held for sale of $26.9 million, FDIC indemnification asset of $16.3 million and loan servicing rights of $16.2 million.  The increase in uncovered loans reflects loan growth in Talmer Bank’s portfolio primarily driven by growth in our commercial and industrial and commercial real estate portfolios, partially offset by loan run-off in Talmer West Bank’s portfolio.   The decrease in covered loans reflects run-off of covered loans partially offset by a reduction in the allowance for covered loan losses. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans, new claims filed with the FDIC for losses incurred on covered loans and the write-off of our FDIC indemnification asset due to pay downs on covered loans.  The decrease in loan servicing rights primarily reflects the sale of $12.7 million of loan servicing rights and a $4.1 million decline due to the change in the fair value of loan servicing rights.

Total liabilities were $5.5 billion at March 31, 2015, compared to $5.1 billion at December 31, 2014.  The acquisition date fair value of liabilities assumed in our acquisition of First of Huron, Corp. and its subsidiary bank, Signature Bank, increased liabilities by $218.2 million.  The $415.4 million increase in liabilities for the three months ended March 31, 2015 was primarily due to increases in total deposits of $229.7 million, long-term debt of $108.3 million and short-term borrowings of $81.0 million.  The $229.7 million growth in total deposits includes $201.5 million of deposits acquired at fair value in the First of Huron Corp. acquisition, in addition to growth in interest-bearing demand deposits of $123.3 million, time deposits of $76.8 million, and money market and savings deposits of $25.3 million.  These increases were partially offset by a substantial decline in other brokered funds of $182.7 million and a decline in noninterest-bearing demand deposits of $14.5 million.  The strong growth in core deposit balances and the decreases in non-core deposit balances were reflective of management’s drive to increase core deposit growth achieved through programs promoted in the first quarter of 2015.

Total shareholders’ equity at March 31, 2015 was $753.9 million, a decrease of $7.8 million compared to December 31, 2014.  The decrease was primarily the result of our repurchase of warrants to purchase 2.5 million shares of Class A common stock for $19.9 million, partially offset by net income for the three months ended March 31, 2015 of $9.4 million.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of March 31, 2015, we do not have any significant concentrations to any one particular industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.6 billion, or approximately 34.8% of total loans, at March 31, 2015, of which approximately $238.7 million, or 15.4% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of March 31, 2015 and December 31, 2014. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
March 31, 2015
Uncovered loans
Residential real estate (1)(2)	$662,177	$524,983	$11,899	$40,712	$98,786	$11,365	$124,120	$1,474,042
Commercial real estate (3)(4)	817,178	281,463	42,845	97,109	36,895	85,657	43,759	1,404,906
Commercial and industrial (5)	443,565	126,004	22,430	144,576	22,711	21,696	166,753	947,735
Real estate construction	72,013	17,776	8,371	16,237	18,677	4,438	3,381	140,893
Consumer	41,669	5,114	1,516	4,911	2,710	3,706	128,882	188,508
Total uncovered loans	2,036,602	955,340	87,061	303,545	179,779	126,862	466,895	4,156,084

Covered loans
Residential real estate (1)	78,875	279	22,157	993	1,125	—	—	103,429
Commercial real estate (3)	146,052	—	19,518	1,185	74	—	547	167,376
Commercial and industrial (5)	19,296	73	9,670	345	—	—	—	29,384
Real estate construction	4,160	—	3,494	789	—	—	—	8,443
Consumer	8,891	53	2	5	10	—	—	8,961
Total covered loans	257,274	405	54,841	3,317	1,209	—	547	317,593
Total loans	$2,293,876	$955,745	$141,902	$306,862	$180,988	$126,862	$467,442	$4,473,677

(1) Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $454.6 million of uncovered loans and $72.6 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2) Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $128.3 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3) Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $506.8 million of uncovered loans and $138.0 million of covered loans.

(4) Commercial real estate loans to borrowers in the Cleveland MSA totaled $188.9 million of uncovered loans.

(5) Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $267.6 million of uncovered loans and $17.5 million of covered loans.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
December 31, 2014
Uncovered loans
Residential real estate (1)(2)	$603,480	$535,024	$12,555	$42,059	$100,955	$11,921	$120,018	$1,426,012
Commercial real estate (3)(4)	748,098	276,292	43,670	89,763	37,557	90,847	24,711	1,310,938
Commercial and industrial (5)	388,039	118,089	23,452	135,350	24,419	22,489	157,639	869,477
Real estate construction	63,042	19,279	8,897	17,151	16,317	4,402	2,598	131,686
Consumer	34,941	4,567	1,649	4,861	2,332	3,964	112,210	164,524
Total uncovered loans	1,837,600	953,251	90,223	289,184	181,580	133,623	417,176	3,902,637

Covered loans
Residential real estate (1)	82,399	280	22,984	1,005	1,461	97	—	108,226
Commercial real estate (3)	161,364	—	23,536	1,182	74	—	506	186,662
Commercial and industrial (5)	21,147	80	10,951	351	—	—	119	32,648
Real estate construction	4,689	—	3,913	787	—	—	—	9,389
Consumer	9,494	54	3	4	10	—	—	9,565
Total covered loans	279,093	414	61,387	3,329	1,545	97	625	346,490
Total loans	$2,116,693	$953,665	$151,610	$292,513	$183,125	$133,720	$417,801	$4,249,127

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

The following table details our loan portfolio by loan type for the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Uncovered loans
Residential real estate	$1,474,042	$1,426,012
Commercial real estate
Non-owner occupied	919,287	888,650
Owner-occupied	459,002	417,843
Farmland	26,617	4,445
Total commercial real estate	1,404,906	1,310,938
Commercial and industrial	947,735	869,477
Real estate construction	140,893	131,686
Consumer	188,508	164,524
Total uncovered loans	4,156,084	3,902,637

Covered loans
Residential real estate	103,429	108,226
Commercial real estate
Non-owner occupied	97,661	108,692
Owner-occupied	63,031	70,492
Farmland	6,684	7,478
Total commercial real estate	167,376	186,662
Commercial and industrial	29,384	32,648
Real estate construction	8,443	9,389
Consumer	8,961	9,565
Total covered loans	317,593	346,490
Total loans	$4,473,677	$4,249,127

Total loans were $4.5 billion at March 31, 2015, an increase of $224.6 million from December 31, 2014, resulting from the acquisition of $163.0 million of loans at fair value in our acquisition of First of Huron Corp. on February 6, 2015 and $90.5 million of uncovered loan growth outside of the acquisition, partially offset by $28.9 million in covered loan run-off.  The $90.5 million of uncovered loan growth is the result of $107.3 million of loan growth in Talmer Bank’s portfolio driven by growth in our commercial and industrial and commercial real estate portfolios, inclusive of $6.9 million of run-off of loans acquired in the First of Huron Corp. acquisition, partially offset by $16.8 million of loan run-off in Talmer West Bank’s portfolio. The total increase in uncovered loans of $253.4 million at March 31, 2015, compared to December 31, 2014, including loans acquired in our acquisition of First of Huron Corp., represented increases in commercial real estate loans of $93.9 million, commercial and industrial loans of $78.3 million, residential real estate loans of $48.0 million, consumer loans of $24.0 million and real estate construction loans of $9.2 million.  The covered loan run-off for the three months ended March 31, 2015, resulted from decreases in commercial real estate loans of $19.3 million, or 10.3%, residential real estate loans of $4.8 million, or 4.4%, commercial and industrial loans of $3.3 million, or 10.0%, , real estate construction loans of $946 thousand, or 10.1% and consumer loans of $604 thousand, or 6.3%.  Long term, we expect to increase our concentration in commercial and industrial and owner-occupied commercial real estate while decreasing our concentration in residential real estate, with a goal of our overall loan portfolio mix to be approximately one-third commercial and industrial loans, approximately one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of March 31, 2015.

Residential real estate loans totaled $1.6 billion at March 31, 2015, of which $1.5 billion were uncovered and $103.4 million were covered.  Of the $1.6 billion of residential real estate loans outstanding at March 31, 2015, $20.2 million (consisting of $18.1 million of uncovered loans and $2.1 million of covered loans) were on nonaccrual status.  Included in residential real estate loans are $230.3 million of home equity loans and lines of credit (consisting of $179.5 million of uncovered loans and $50.8 million of covered loans) of which $67.0 million have interest only payment terms.  These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of March 31, 2015.  Also included in residential real estate loans are $166.6 million of uncovered jumbo adjustable rate mortgages and $44.1 million of residential real estate loans with balloon payment terms (consisting of $37.6 million of uncovered loans and $6.5 million of covered loans) of which $978 thousand were on nonaccrual status as of March 31, 2015.

Real estate construction loans totaled $149.3 million at March 31, 2015, of which $140.9 million were uncovered loans and $8.4 million were covered loans.  Of the $149.3 million of real estate construction loans outstanding at March 31, 2015, $865 thousand (consisting of $147 thousand of uncovered loans and $718 thousand of covered loans) were on nonaccrual status.  Included in real estate construction loans are $13.1 million of loans with balloon payment terms (consisting of $11.4 million of uncovered loans and $1.7 million of covered loans), of which $147 thousand were on nonaccrual status as of March 31, 2015.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
		After one but
	One year or	within five	After five
(Dollars in thousands)	less	years	years	Total
March 31, 2015
Uncovered loans:
Residential real estate	$64,525	$138,573	$1,270,944	$1,474,042
Commercial real estate	216,708	880,995	307,203	1,404,906
Commercial and industrial	192,589	580,465	174,681	947,735
Real estate construction	37,965	27,767	75,161	140,893
Consumer	2,723	53,488	132,297	188,508
Total uncovered loans	$514,510	$1,681,288	$1,960,286	$4,156,084
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,097,548	1,082,405
Floating interest rates		583,740	877,881
Total		$1,681,288	$1,960,286
Covered loans:
Residential real estate	$9,968	$41,460	$52,001	$103,429
Commercial real estate	80,835	62,528	24,013	167,376
Commercial and industrial	19,656	8,590	1,138	29,384
Real estate construction	5,477	2,300	666	8,443
Consumer	181	684	8,096	8,961
Total covered loans	$116,117	$115,562	$85,914	$317,593
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		107,400	46,385
Floating interest rates		8,162	39,529
Total		$115,562	$85,914

	Loans Maturing
		After one
	One year or	but within	After five
(Dollars in thousands)	less	five years	years	Total
December 31, 2014
Uncovered loans:
Residential real estate	$72,086	$97,641	$1,256,285	$1,426,012
Commercial real estate	221,617	818,219	271,102	1,310,938
Commercial and industrial	208,568	502,798	158,111	869,477
Real estate construction	21,211	34,933	75,542	131,686
Consumer	3,399	52,986	108,139	164,524
Total uncovered loans	$526,881	$1,506,577	$1,869,179	$3,902,637
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		982,520	1,003,759
Floating interest rates		524,057	865,420
Total		$1,506,577	$1,869,179
Covered loans:
Residential real estate	$9,056	$44,691	$54,479	$108,226
Commercial real estate	101,226	63,945	21,491	186,662
Commercial and industrial	22,165	9,095	1,388	32,648
Real estate construction	6,579	2,181	629	9,389
Consumer	178	871	8,516	9,565
Total covered loans	$139,204	$120,783	$86,503	$346,490
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		112,362	44,806
Floating interest rates		8,421	41,697
Total		$120,783	$86,503

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

Purchased Loans

We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date.  In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan.  For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank, Talmer West Bank and First of

Huron Corp. that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank or First of Huron Corp., or Talmer Bank following the merger, and by Talmer West Bank for loans with similar characteristics as those acquired other than purchased credit impaired loans.  We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

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

The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we are growing rapidly, the historical loss estimates for loans are based primarily on the actual historical loss experienced by all banks in our markets of Michigan, Ohio, Wisconsin, Illinois and Nevada combined with a small factor representing our own loss history from the same time period.  These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Wisconsin, Illinois and Nevada, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based primarily on historical loss rates experienced in the respective loan classes by all banks in Michigan, Ohio, Wisconsin, Illinois and Nevada. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following tables present, by loan type, the changes in the allowance for loan losses on both uncovered and covered loans for the periods presented.

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$33,819	$17,746
Loan charge-offs:
Residential real estate	(2,137)	(1,436)
Commercial real estate	(1,618)	(1,245)
Commercial and industrial	(1,267)	(145)
Real estate construction	(35)	(81)
Consumer	(323)	(66)
Total loan charge-offs	(5,380)	(2,973)

Recoveries of loans previously charged-off:
Residential real estate	446	760
Commercial real estate	1,758	616
Commercial and industrial	220	162
Real estate construction	157	2
Consumer	45	34
Total loan recoveries	2,626	1,574
Net charge-offs	(2,754)	(1,399)
Provision for loan losses	3,412	6,424
Balance at end of period	$34,477	$22,771

Allowance for loan losses as a percentage of total uncovered loans at period end	0.83%	0.72%
Annualized net loan charge-offs on noncovered loans as a percentage of average uncovered loans	0.27%	0.18%

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$21,353	$40,381
Loan charge-offs:
Residential real estate	(324)	(863)
Commercial real estate	(3,811)	(1,986)
Commercial and industrial	(817)	(1,027)
Real estate construction	(508)	(25)
Consumer	(158)	(47)
Total loan charge-offs	(5,618)	(3,948)

Recoveries of loans previously charged-off:
Residential real estate	189	552
Commercial real estate	2,485	1,645
Commercial and industrial	527	1,649
Real estate construction	378	127
Consumer	93	92
Total loan recoveries	3,672	4,065
Net (charge-offs) recoveries	(1,946)	117
Provision (benefit) for loan losses	(1,419)	(2,498)
Balance at end of period	$17,988	$38,000

Allowance for loan losses as a percentage of total covered loans at period end	5.66%	7.63%
Annualized net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	2.36%	-0.09%

Our uncovered allowance for loan losses was $34.5 million, or 0.83% of uncovered loans, at March 31, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014.  The $658 thousand increase in the uncovered allowance for loan losses during the three months ended March 31, 2015 was primarily due to additional allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans, additional specific allowance based on individual evaluation of certain loans and the impact of organic loan growth. Because we record all acquired loans at fair value, we did not record an allowance for loan losses related to the acquired loans from First of Huron Corp. on the acquisition date.

The covered allowance for loan losses was $18.0 million, or 5.66% of covered loans, at March 31, 2015, compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014.  The $3.4 million decrease from December 31, 2014 to March 31, 2015 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows for certain of our covered purchased credit impaired loans.

The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses — Uncovered

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
March 31, 2015
Balance at end of period applicable to:
Residential real estate	$5,663	2.38%	50.5%	$5,216	0.42%	33.5%
Commercial real estate	5,745	2.81	43.4	5,416	0.45	32.6
Commercial and industrial	968	5.20	3.9	8,507	0.92	25.2
Real estate construction	1,184	14.53	1.7	501	0.38	3.6
Consumer	130	5.14	0.5	1,147	0.62	5.1
Total uncovered loans	$13,690	2.90%	100.0%	$20,787	0.56%	100.0%
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$6,233	2.60%	52.6%	$5,960	0.50%	34.4%
Commercial real estate	5,229	2.75	41.7	5,899	0.53	32.5
Commercial and industrial	885	5.71	3.4	6,950	0.81	24.8
Real estate construction	950	11.43	1.8	649	0.53	3.6
Consumer	162	6.78	0.5	902	0.56	4.7
Total uncovered loans	$13,459	2.95%	100.0%	$20,360	0.59%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
March 31, 2015
Balance at end of period applicable to:
Residential real estate	$4,159	4.02%	32.6%
Commercial real estate	9,904	5.92	52.7
Commercial and industrial	2,812	9.57	9.2
Real estate construction	1,075	12.73	2.7
Consumer	38	0.42	2.8
Total covered loans	$17,988	5.66%	100.0%

December 31, 2014
Balance at end of period applicable to:
Residential real estate	$3,981	3.68%	31.2%
Commercial real estate	13,663	7.32	53.9
Commercial and industrial	2,577	7.89	9.4
Real estate construction	1,086	11.57	2.7
Consumer	46	0.48	2.8
Total covered loans	$21,353	6.16%	100.0%

(1) Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$4,418	$3,984
Commercial real estate	4,031	2,644
Commercial and industrial	43	180
Real estate construction	147	—
Consumer	89	83
Total nonperforming troubled debt restructurings	8,728	6,891
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$13,683	$13,390
Commercial real estate	11,120	11,112
Commercial and industrial	1,892	3,370
Real estate construction	—	174
Consumer	254	174
Total nonaccrual loans other than nonperforming troubled debt restructurings	26,949	28,220
Total nonaccrual loans	35,677	35,111
Other real estate and repossessed assets (1)	30,761	36,872
Total nonperforming assets	66,438	71,983

Performing troubled debt restructurings
Residential real estate	1,875	1,368
Commercial real estate	2,625	3,785
Commercial and industrial	2,171	840
Real estate construction	89	90
Consumer	220	234
Total performing troubled debt restructurings	6,980	6,317
Total uncovered impaired assets	$73,418	$78,300

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$72	$53

(1) Excludes closed branches and operating facilities.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,623	$1,363
Commercial real estate	13,617	14,343
Commercial and industrial	1,476	2,043
Real estate construction	267	272
Consumer	28	13
Total nonperforming troubled debt restructurings	17,011	18,034
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$441	$485
Commercial real estate	1,180	1,380
Commercial and industrial	1,233	1,517
Real estate construction	451	441
Total nonaccrual loans other than nonperforming troubled debt restructurings	3,305	3,823
Total nonaccrual loans	20,316	21,857
Other real estate and repossessed assets	10,709	10,719
Total nonperforming assets	31,025	32,576

Performing troubled debt restructurings
Residential real estate	3,069	3,046
Commercial real estate	8,923	9,017
Commercial and industrial	993	1,137
Real estate construction	256	264
Total performing troubled debt restructurings	13,241	13,464
Total covered impaired assets	$44,266	$46,040

Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—

Nonperforming assets consist of nonaccrual loans, other real estate owned, excluding closed branches and operating facilities, and repossessed assets. We do not consider performing TDRs to be nonperforming assets. The level of nonaccrual loans is an important element in assessing asset quality. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed on nonaccrual status due to the continued failure by the borrower to adhere to contractual payment terms coupled with other pertinent factors, such as insufficient collateral value.

Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments.

Total nonperforming assets were $97.5 million as of March 31, 2015, compared to $104.6 million as of December 31, 2014.  The $7.1 million decrease was primarily due to a decrease in uncovered other real estate owned and repossessed assets of $6.1 million, due mostly to sales in the three months ended March 31, 2015.

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

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  As of March 31, 2015, the estimated FDIC clawback liability totaled $27.9 million, including $23.3 million, $4.5 million and $131 thousand related to the CF Bancorp, First Banking Center and Peoples State Bank acquisitions, respectively.

The FDIC indemnification asset balance was $50.7 million at March 31, 2015. Of this amount, we expect approximately $25.5 million to be collected from the FDIC and the remaining $25.2 million to be amortized prior to the end of the associated loss share agreement, as a result of improvements in cash flow expectations on covered loans.  At March 31, 2015, the FDIC indemnification asset included approximately $7.4 million related to covered loans and approximately $150 thousand related to covered other real estate under loss share agreements that will expire in the year ending December 31, 2015.  Any losses on covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC.  As such, to the extent that loss share coverage ends prior to the loss triggering event on a covered asset, impairment on any remaining FDIC indemnification asset associated with the covered asset would be required.  Management is closely monitoring the outcome of anticipated losses on covered assets and has proactively reviewed the portfolios of covered loans and other real estate that are under loss share agreements that are expiring in the year ending December 31, 2015 to evaluate the appropriateness of the associated remaining FDIC indemnification asset.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended March 31,
	2015		2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$67,026	$6,062	$131,861	$7,783
Accretion	(9,250)	—	(6,718)	—
Sales and write-downs of other real estate owned (covered)	(353)	(134)	(473)	(192)
Net effect of change in allowance on covered assets (1)	(1,690)	—	(2,024)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(5,031)	5,031	(3,601)	3,601
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(1,357)	—	(886)
Claim payments received from the FDIC	—	(1,763)	—	(2,176)
Balance at end of period	$50,702	$7,839	$119,045	$8,130

(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2) Includes expenses associated with maintaining the underlying properties and legal fees.

Investment Securities

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$73,976	$98,358
Obligations of state and political subdivisions:
Taxable	4,662	397
Tax exempt	252,936	232,259
Small Business Administration (SBA) Pools	33,444	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	283,444	291,759
Privately issued	17,920	18,800
Privately issued commercial mortgage backed securities	5,134	5,130
Corporate debt securities:
Senior debt	37,917	39,513
Subordinated debt	20,960	20,670
Total securities available-for-sale	$730,393	$740,819

Securities held-to-maturity (1)	1,628	1,226
Total investment securities	$732,021	$742,045

(1) Included within “Other assets” in the Consolidated Balance Sheet.

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2015, total investment securities were $732.0 million, or 11.7% of total assets, compared to $742.0 million, or 12.6% of total assets, at December 31, 2014.  The decrease from December 31, 2014 to March 31, 2015, primarily reflected decreases in a diverse mix of U.S. government sponsored agency obligations, partially offset by an increase in tax exempt obligations of state and political subdivisions.  Securities with a carrying value of $433.4 million and $337.8 million were pledged at March 31, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

The following tables show maturities and yields for the investment securities portfolio at March 31, 2015 and December 31, 2014.

	Maturity as of March 31, 2015
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$24,680	2.07%	$46,355	1.94%	$1,764	3.28%
Obligations of state and political subdivisions:
Taxable	200	0.79	3,959	1.99	489	2.52	—	—
Tax exempt (2)	765	4.72	43,750	3.87	128,101	4.17	76,155	4.49
SBA Pools (3) (4)	—	—	1,587	1.14	31,554	0.89	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	5,076	2.77	228,573	2.44	45,444	2.47	—	—
Privately issued (1)	776	2.11	17,054	2.42	—	—	—	—
Commercial mortgage-backed securities (3)	—	—	5,113	2.19	—	—	—	—
Corporate debt securities (5)	—	—	36,498	1.94	10,000	4.98	11,825	2.30
Total securities available-for-sale	6,817	2.85	361,214	2.52	261,943	3.11	89,744	4.17
Securities held-to-maturity	—	—	1,628	—	—	—	—	—
Total investment securities	$6,817	2.85%	$362,842	2.51%	$261,943	3.11%	$89,744	4.17%

(1) Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency MBS’s. $33.6 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 110 basis points and 106 basis points, respectively, or resulting in average yields of  3.04% and 4.34%, respectively.

(2) Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3) Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4) All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current March 31, 2015 indexed coupon rates are assumed to remain constant until maturity.

(5) Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $5.9 million and $11.8 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current March 31, 2015 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$10,000	1.65%	$60,995	1.88%	$26,751	1.15%
Obligations of state and political subdivisions:
Taxable	—	—	397	6.19	—	—	—	—
Tax exempt (2)	76	2.28	42,357	3.88	120,881	4.39	66,090	4.72
SBA Pools (3) (4)	—	—	1,650	1.06	32,174	0.87	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	6,268	2.73	234,666	2.42	48,222	2.44	—	—
Privately issued (1)	1,106	2.45	17,708	2.37	—	—	—	—
Commercial mortgage-backed securities (3)	—	—	5,127	2.19	—	—	—	—
Corporate debt securities (5)	1,752	1.54	36,667	1.94	10,000	5.00	11,787	2.23
Total securities available-for-sale	9,202	2.47	348,572	2.52	272,272	3.09	104,628	3.53
Securities held-to-maturity	—	—	1,226	—	—	—	—	—
Total investment securities	$9,202	2.47%	$349,798	2.51%	$272,272	3.09%	$104,628	3.53%

(1) Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency MBS’s. $73.6 million of U.S. government sponsored agency obligations maturing beyond 5 years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 79 basis points and 200 basis points, respectively, or resulting in average yields of 2.67% and 3.15%, respectively.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheets.  As of March 31, 2015, we serviced loans for others with an aggregate outstanding principal balance of $6.0 billion.

Total loan servicing rights were $54.4 million as of March 31, 2015, compared to $70.6 million as of December 31, 2014.  The $16.2 million decrease was primarily due to the sale of $12.7 million of mortgage servicing rights and $6.4 million of change in the fair value of loan servicing rights from December 31, 2014 to March 31, 2015 due to a combination of lower market interest rates and reduced fair value due to loans paid off, partially offset by $2.9 million of loan servicing rights added to the portfolio.  The sale of mortgage servicing rights in the first quarter of 2015 included substantially all of the mortgage servicing rights we had owned for mortgages located outside of our primary target markets.  Management has made the strategic decision not to hedge loan servicing assets at this point.  Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings.  Management may choose to hedge the loan servicing assets in the future.

Deposits

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Noninterest-bearing demand deposits	$964,163	$887,567
Interest-bearing demand deposits	784,001	660,697
Money market and savings deposits	1,257,919	1,170,236
Time deposits	1,312,992	1,188,178
Other brokered funds	459,499	642,185
Total deposits	$4,778,574	$4,548,863

Total deposits were $4.8 billion at March 31, 2015 and $4.5 billion at December 31, 2014, representing 86.5% and 89.0% of total liabilities at each period end, respectively.  The fair value of deposits acquired in our acquisition of First of Huron Corp. totaled $201.5 million consisting of demand deposits of $91.1 million, money market and savings deposits of $62.4 million and time deposits of $48.0 million.  Deposit growth outside of the acquisition of First of Huron Corp. was $28.3 million.  The growth in deposits was primarily due to increases of $108.8 million in demand deposits, $76.8 million in time deposits and $25.3 million in money market and savings deposits, partially offset by a decrease in other brokered funds of $182.6 million.  Our interest-bearing deposit costs were 34 basis points and 30 basis points for both the three months ended March 31, 2015 and December 31, 2014, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Maturing in
3 months or less	$223,383	$180,288
3 months to 6 months	196,304	157,599
6 months to 1 year	187,193	201,234
1 year or greater	215,359	154,046
Total	$822,239	$693,167

Borrowings

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Short-term borrowings:
Federal funds purchased	$126,000	$—
FHLB advances	50,000	110,000
Securities sold under agreements to repurchase	20,747	25,743
Holding company line of credit	20,000	—
Total short-term borrowings	216,747	135,743
Long-term debt:
FHLB advances (1)	391,178	286,804
Securities sold under agreements to repurchase (2)	56,033	56,444
Subordinated notes related to trust preferred securities (3)	15,041	10,724
Total long-term debt	462,252	353,972
Total short-term borrowings and long-term debt:	$678,999	$489,715

(1) The March 31, 2015 balance includes advances payable of $385.1 million and purchase accounting premiums of $6.1 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(2) The March 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.0 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(3) The March 31, 2015 balance includes subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $5.0 million, respectively.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million, respectively.

Total short-term borrowings and long-term debt outstanding at March 31, 2015 was $679.0 million, an increase of $189.3 million from $489.7 million at December 31, 2014.  The increase in total borrowings was primarily due to an increase in federal funds purchased of $126.0 million, the net additions of $44.4 million in FHLB advances and an increase of $20.0 million in the line of credit used to fund the repurchase of 2.5 million warrants to purchase shares of our Class A common stock.

Total debt was collateralized by $2.6 billion of commercial and mortgage loans, mortgage-backed securities and bonds at March 31, 2015, compared to $2.4 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2014.  See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$761,607	$617,015
Net income	9,437	38,227
Other comprehensive income	2,790	5,581
Stock-based compensation expense	351	180
Issuance of common shares, including tax benefit	266	42,025
Repurchase of warrants to repurchase 2.5 million shares, at fair value	(19,892)	—
Cash dividends paid on common stock ($0.01 per share)	(706)	—
Balance at end of period	$753,853	$703,028

On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”).  The purchase price, determined utilizing the closing price of our stock on the date of repurchase, was $19.9 million and was funded by a draw on our line of credit.

We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.

At March 31, 2015, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.

The capital ratios of Talmer West Bank at March 31, 2015 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies.  During the first quarter of 2015, we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds.  In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.  Our capital ratios exceeded the current well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Capital Ratio
March 31, 2015 (Basel III Transitional)
Total risk-based capital
Consolidated	N/A	14.1%
Talmer Bank and Trust	10.0%	13.4
Talmer West Bank (1)	N/A	22.4

Common equity tier 1 capital
Consolidated	N/A	12.8
Talmer Bank and Trust	6.50	12.4
Talmer West Bank (1)	N/A	21.2

Tier 1 risk-based capital
Consolidated	N/A	13.1
Talmer Bank and Trust	8.0	12.4
Talmer West Bank (1)	N/A	21.2

Tier 1 leverage ratio
Consolidated	N/A	11.7
Talmer Bank and Trust	5.0	11.4
Talmer West Bank (1)	N/A	15.9

December 31, 2014 (Basel I)
Total risk-based capital
Consolidated	N/A	16.4
Talmer Bank and Trust	10.0%	16.3
Talmer West Bank (1)	N/A	19.6

Tier 1 risk-based capital
Consolidated	N/A	15.2
Talmer Bank and Trust	6.0	15.0
Talmer West Bank (1)	N/A	18.4

Tier 1 leverage ratio
Consolidated	N/A	11.6
Talmer Bank and Trust	5.0	11.6
Talmer West Bank (1)	N/A	12.4

(1) Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

A cash dividend on our Class A common stock of $0.01 per share was declared on April 29, 2015.  The dividend will be paid out on May 22, 2015, to our Class A common shareholders of record as of May 11, 2015.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk.  At March 31, 2015 and December 31, 2014, the allowance for off-balance sheet risk was $558 thousand and $539 thousand, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$524,669	$454,800	$979,469	$502,762	$463,362	$966,124
Standby letters of credit	66,303	3,408	69,711	69,305	4,197	73,502
Total commitments	$590,972	$458,208	$1,049,180	$572,067	$467,559	$1,039,626

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

The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements.  As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $3.7 million.

The following table reflects the amount and fair value of our derivatives.

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$37	$496	$12,000	$—	$222
Total risk management purposes	22,000	37	496	12,000	—	222

Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	167,207	—	986	114,828	—	803
Interest rate lock commitments	144,480	3,652	—	67,817	1,489	—
Customer-initiated derivatives	190,953	3,237	3,195	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	502,640	6,889	4,181	308,001	3,077	2,280

Total gross derivatives	$524,640	$6,926	$4,677	$320,001	$3,077	$2,502

(1) Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2) Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $187 thousand at March 31, 2015 and $103 thousand at December 31, 2014.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014
Reserve balance at beginning of period	$4,000	$4,450
Addition of fair value of representations and warranties due to acqusition	—	500
Provision	(624)	958
Charge-offs	(1,176)	(1,908)
Ending reserve balance	$2,200	$4,000

Reserve balance:
Liability for specific claims	$993	$2,431
General allowance	1,207	1,569
Total reserve balance	$2,200	$4,000

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

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of March 31, 2015.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments (1)	$34,012	$6,943	$10,917	$8,185	$7,967
FHLB borrowings	435,074	309,224	104,000	11,350	10,500
Federal funds purchased	126,000	126,000	—	—	—
Securities sold under agreements to repurchase	70,747	20,747	40,000	—	10,000
Holding company line of credit	20,000	20,000	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Time deposits (2)	1,385,103	916,512	398,635	66,626	3,330
Total	$2,090,936	$1,399,426	$553,552	$86,161	$51,797

(1) Future minimum lease payments are reduced by $711 thousand related to sublease income to be received in the following periods: $408 thousand (less than one year); $244 thousand (1-3 years); $56 thousand (3-5 years); and $3 thousand (more than 5 years).

(2) At March 31, 2015, the total includes $72.5 million of time deposits included within “Other brokered funds.”

Liquidity

Liquidity management is the process by which we manage the flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost and to take advantage of earnings enhancement opportunities. These financial commitments include withdrawals by depositors, credit commitments to borrowers, expenses of our operations, and capital expenditures.  Liquidity is monitored and closely managed by our Asset and Liability Committee (“ALCO”), a group of senior officers from the finance, enterprise risk management, treasury, and lending areas.  It is ALCO’s responsibility to ensure we have the necessary level of funds available for normal operations as well as maintain a contingency funding policy to ensure that potential liquidity stress events are planned for, quickly identified, and management has plans in place to respond. ALCO has created policies which establish limits and require measurements to monitor liquidity trends, including modeling and management reporting that identifies the amounts and costs of all available funding sources.  In addition, we have implemented modeling software that projects cash flows from the balance sheet under a broad range of potential scenarios, including severe changes in the interest rate environment.

At March 31, 2015, we had liquidity on hand of $782.9 million, compared to $656.8 million at December 31, 2014.  Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.

Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB.  As of March 31, 2015, we had $435.1 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2015 to 2027.  We also maintain relationships with correspondent banks which could provide funds on short notice, if needed.  In addition, because Talmer Bank is “well capitalized,” it can accept wholesale deposits up to approximately $1.6 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of March 31, 2015.

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

The estimated impact on our net interest income as of March 31, 2015 and December 31, 2014, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for March 31, 2015 reflect the addition of First of Huron Corp.’s acquired assets and assumed liabilities.

	March 31, 2015		December 31, 2014
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.9%	6.0%	1.6%	3.2%
+300 basis points	4.3	4.5	1.0	2.3
+200 basis points	2.9	3.3	0.6	1.7
+100 basis points	1.5	1.8	0.3	0.9
-100 basis points	(4.4)	(5.4)	(4.2)	(5.2)
-200 basis points	(8.3)	(10.0)	(9.0)	(11.2)
-300 basis points	(10.8)	(12.8)	(11.3)	(13.6)
-400 basis points	(11.3)	(13.3)	(11.8)	(14.2)

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

The table below presents the change in our economic value of equity as of March 31, 2015 and December 31, 2014 assuming immediate parallel shifts in interest rates.

	March 31, 2015	December 31, 2014
+400 basis points	(18.9)%	(22.2)%
+300 basis points	(13.0)	(15.8)
+200 basis points	(7.0)	(8.9)
+100 basis points	(2.8)	(3.9)
-100 basis points	(0.9)	—
-200 basis points	(2.0)	(0.2)
-300 basis points	(0.4)	0.4
-400 basis points	0.2	0.8

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2015, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

May 15, 2015	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)