Form 10-Q
period 2015-06-30
TALMER BANCORP, INC.
filed 2015-08-14
CIK 1360683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of August 12, 2015 was 71,140,611.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  These forward-looking statements include statements related to our projected growth, our expectations related to loan concentrations, bank subsidiary consolidations, including the anticipated costs associated with such consolidations, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, including our expected collections from the FDIC under our loss share agreements and future amortization of the related FDIC indemnification asset, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.  Potential risks and uncertainties include the following:

•	the reaction to the anticipated consolidation of the banks’ customers, employees and counterparties or difficulties and costs related to the consolidation;

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

PART I
Item 1.  Financial Statements.

Talmer Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$79,357	$86,185
Interest-bearing deposits with other banks	161,201	96,551
Federal funds sold and other short-term investments	170,000	71,000
Total cash and cash equivalents	410,558	253,736
Securities available-for-sale	845,319	740,819
Federal Home Loan Bank stock	25,418	20,212
Loans held for sale, at fair value	117,042	93,453
Loans:
Residential real estate (includes $20.9 million and $18.3 million respectively, measured at fair value) (1)	1,434,678	1,426,012
Commercial real estate	1,395,783	1,310,938
Commercial and industrial	1,066,353	869,477
Real estate construction (includes $1.2 million measured at fair value at December 31, 2014) (1)	175,192	131,686
Consumer	172,120	164,524
Total loans, excluding covered loans	4,244,126	3,902,637
Less: Allowance for loan losses - uncovered	(36,566)	(33,819)
Net loans - excluding covered loans	4,207,560	3,868,818
Covered loans	280,847	346,490
Less: Allowance for loan losses - covered	(16,340)	(21,353)
Net loans - covered	264,507	325,137
Net total loans	4,472,067	4,193,955
Premises and equipment	44,857	48,389
FDIC indemnification asset	36,997	67,026
Other real estate owned and repossessed assets	46,373	48,743
Loan servicing rights	58,894	70,598
Core deposit intangible	14,131	13,035
Goodwill	3,524	—
FDIC receivable	5,543	6,062
Company-owned life insurance	104,972	97,782
Income tax benefit	188,755	177,472
Other assets	43,173	40,982
Total assets	$6,417,623	$5,872,264
Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,002,053	$887,567
Interest-bearing demand deposits	821,557	660,697
Money market and savings deposits	1,276,726	1,170,236
Time deposits	1,427,126	1,188,178
Other brokered funds	380,611	642,185
Total deposits	4,908,073	4,548,863
FDIC clawback liability	28,588	26,905
FDIC warrants payable	4,441	4,633
Short-term borrowings	253,945	135,743
Long-term debt	414,947	353,972
Other liabilities	41,223	40,541
Total liabilities	5,651,217	5,110,657
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 6/30/2015 and 12/31/2014
Issued and outstanding - 0 shares at 6/30/2015 and 12/31/2014	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 6/30/2015 and at 12/31/2014
Issued and outstanding -71,128,894 shares at 6/30/2015 and 70,532,122 shares at 12/31/2014	71,129	70,532
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 6/30/2015 and 12/31/2014
Issued and outstanding - 0 shares at 6/30/2015 and 12/31/2014	—	—
Additional paid-in-capital	385,686	405,436
Retained earnings	307,355	281,789
Accumulated other comprehensive income, net of tax	2,236	3,850
Total shareholders’ equity	766,406	761,607
Total liabilities and shareholders’ equity	$6,417,623	$5,872,264

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$58,319	$56,774	$118,257	$110,275
Interest on investments
Taxable	2,375	2,139	4,698	4,005
Tax-exempt	1,658	1,213	3,273	3,178
Total interest on securities	4,033	3,352	7,971	7,183
Interest on interest-earning cash balances	117	171	203	387
Interest on federal funds and other short-term investments	269	131	434	271
Dividends on FHLB stock	224	291	469	513
FDIC indemnification asset	(8,548)	(5,506)	(17,798)	(12,224)
Total interest income	54,414	55,213	109,536	106,405
Interest Expense
Interest-bearing demand deposits	382	216	672	440
Money market and savings deposits	562	492	1,033	986
Time deposits	2,131	1,432	3,958	2,923
Other brokered funds	607	35	1,230	64
Interest on short-term borrowings	209	33	288	208
Interest on long-term debt	914	627	1,714	1,201
Total interest expense	4,805	2,835	8,895	5,822
Net interest income	49,609	52,378	100,641	100,583
Provision for loan losses - uncovered	1,069	3,219	4,481	9,643
Benefit for loan losses - covered	(8,382)	(7,321)	(9,801)	(9,819)
Net interest income after provision for loan losses	56,922	56,480	105,961	100,759
Noninterest income
Deposit fee income	2,561	3,188	4,881	6,486
Mortgage banking and other loan fees	4,698	(1,122)	3,437	(37)
Net gain on sales of loans	8,748	5,681	17,366	8,725
Bargain purchase gain	—	—	—	41,977
FDIC loss sharing income	(5,928)	(3,434)	(6,996)	(3,547)
Accelerated discount on acquired loans	7,444	4,326	15,642	10,792
Net gain (loss) on sales of securities	6	—	(101)	(2,310)
Other income	4,569	5,312	9,299	9,605
Total noninterest income	22,098	13,951	43,528	71,691
Noninterest expense
Salary and employee benefits	28,685	30,466	57,897	66,317
Occupancy and equipment expense	8,415	7,871	16,081	16,914
Data processing fees	1,805	2,260	3,659	4,000
Professional service fees	3,275	2,628	6,818	6,665
FDIC loss sharing expense	133	983	1,082	1,507
Bank acquisition and due diligence fees	419	268	1,831	3,197
Marketing expense	1,483	1,605	2,578	2,696
Other employee expense	826	752	1,760	1,395
Insurance expense	1,527	868	3,057	2,699
Other expense	6,725	6,370	15,125	14,129
Total noninterest expense	53,293	54,071	109,888	119,519
Income before income taxes	25,727	16,360	39,601	52,931
Income tax provision (benefit)	8,179	(4,246)	12,620	(5,902)
Net income	$17,548	$20,606	$26,981	$58,833
Earnings per common share:
Basic	$0.25	$0.29	$0.38	$0.85
Diluted	$0.23	$0.27	$0.36	$0.79
Average common shares outstanding - basic	70,301	70,021	70,259	69,071
Average common shares outstanding - diluted	74,900	75,659	75,046	74,531

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$17,548	$20,606	$26,981	$58,833
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(7,431)	7,151	(3,008)	13,427
Reclassification adjustment for (gains) losses on realized income	(6)	—	101	2,310
Tax effect	2,603	(2,503)	1,017	(5,508)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(4,834)	4,648	(1,890)	10,229
Unrealized gains on interest rate swaps designated as cash flow hedges	558	—	233	—
Reclassification adjustment for losses included in net income	104	—	192	—
Tax effect	(232)	—	(149)	—
Net unrealized gains on interest rate swaps designated as cash flow hedges, net of tax	430	—	276	—
Other comprehensive income (loss), net of tax	(4,404)	4,648	(1,614)	10,229
Total comprehensive income, net of tax	$13,144	$25,254	$25,367	$69,062

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	58,833	—	58,833
Other comprehensive income	—	—	—	—	10,229	10,229
Stock-based compensation expense	—	—	454	—	—	454
Restricted stock awards	378	378	(378)	—	—	—
Issuance of common shares, including tax benefit	3,839	3,839	37,575	—	—	41,414
Balance at June 30, 2014	70,451	$70,451	$404,079	$251,182	$2,233	$727,945
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	26,981	—	26,981
Other comprehensive income	—	—	—	—	(1,614)	(1,614)
Stock-based compensation expense	—	—	866	—	—	866
Restricted stock awards, including tax benefit	352	352	(336)	—	—	16
Issuance of common shares, including tax benefit	245	245	(388)	—	—	(143)
Repurchase of warrants to repurchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Cash dividends paid on common stock ($0.02 per share)	—	—	—	(1,415)	—	(1,415)
Balance at June 30, 2015	71,129	$71,129	$385,686	$307,355	$2,236	$766,406

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$26,981	$58,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,730	3,386
Amortization of core deposit intangibles	1,314	1,460
Stock-based compensation expense	866	454
Benefit for loan losses	(5,320)	(176)
Originations of loans held for sale	(664,111)	(510,154)
Proceeds from sales of loans	653,291	489,401
Net gain from sales of loans	(17,366)	(8,725)
Net loss on sales of securities	101	2,310
Gain on acquisition	—	(41,977)
Valuation allowance and writedowns on other real estate and other repossessed assets	5,017	2,404
Valuation change in Company-owned life insurance	(2,471)	(1,080)
Valuation change in loan servicing rights	4,850	9,014
Additions to loan servicing rights	(5,848)	(3,748)
Net decrease in FDIC indemnification asset and receivable	27,428	25,698
Net (gain)/loss on sales of other real estate owned and repossessed assets	(2,806)	(4,229)
Net (increase)/decrease in accrued interest receivable and other assets	2,399	(21,146)
Net increase/(decrease) in accrued expenses and other liabilities	(1,286)	17,037
Net securities premium amortization	3,535	2,286
Deferred income tax benefit (expense)	(8,543)	20,665
Change in valuation allowance of deferred income tax asset	—	(10,127)
Other, net	867	342
Net cash from operating activities	22,628	31,928

Cash flows from investing activities
Net increase in uncovered loans	(201,262)	(288,526)
Net decrease in covered loans	57,433	68,023
Purchases of loans	(30,793)	—
Purchases of FHLB stock	(6,716)	(5,300)
Purchases of securities available-for-sale	(187,009)	(185,687)
Purchases of Company-owned life insurance	—	(55,000)
Purchases of premises and equipment	(1,907)	(6,995)
Payments received from FDIC under loss sharing agreements	3,120	4,054
Proceeds from:
Maturities and redemptions of securities available-for-sale	85,238	44,619
Redemption of FHLB Stock	2,384	10,995
Sale of securities available-for-sale	24,750	54,211
Sale of loan servicing rights	12,702	—
Sale of loans	49,839	5,526
Sale of other real estate owned and repossessed assets	20,454	24,329
Sale of premises and equipment	2,737	1,621
Net cash provided from acquisition	810	209,831
Net cash used in investing activities	(168,220)	(118,299)

Cash flows from financing activities
Net increase/(decrease) in deposits	157,757	(162,100)
Draw on senior unsecured line of credit	30,000	—
Repayments of senior unsecured line of credit	—	(35,000)
Net increase in other short-term borrowings	88,202	201,932
Issuances of long-term FHLB advances	200,000	90,000
Repayments of long-term FHLB advances	(147,870)	(21,880)
Repayments on long-term sweep repurchase agreements	(821)	(816)
Repayments of subordinated debt	(3,500)	—
Other changes in long-term debt	80	66
Repurchase of warrants to repurchase 2.5 million shares, at fair value	(19,892)	—
Proceeds from issuance of common stock, including tax benefit	(127)	41,414
Cash dividends paid on common stock ($0.02 per share)	(1,415)	—
Net cash from financing activities	302,414	113,616

Net change in cash and cash equivalents	156,822	27,245
Beginning cash and cash equivalents	253,736	375,356
Ending cash and cash equivalents	$410,558	$402,601

Supplemental disclosure of cash flow information:
Interest paid	$8,292	$6,125
Income taxes paid	16,745	4,344
Transfer from loans to other real estate owned and repossessed assets	18,753	13,334
Net transfer of loans held for sale (to) from loans held for investment	(3,983)	21,456
Transfer from premises and equipment to other real estate owned	455	675

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	34,022	13,619
FHLB stock	874	5,933
Uncovered loans	162,265	571,666
Premises and equipment	2,077	6,540
Loan servicing rights	—	767
Company-owned life insurance	4,719	—
Other real estate owned and repossessed assets	1,260	30,878
Core deposit intangible	2,410	3,633
Other assets	6,462	62,542
Deposits	201,453	857,769
Short-term borrowings	—	18
Long-term debt	13,086	—
Other liabilities	3,884	5,645

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures.  The FASB recently approved a one year deferral of the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017.  As such, the Company will adopt ASU 2014-09 as of January 1, 2018.  Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.

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

Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust, with Talmer Bank and Trust as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received FHC’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC. The Company incurred $144 thousand and $1.2 million of acquisition related expenses during the three and six months ended June 30, 2015, related to the acquisition of FHC, included within “Bank acquisition and diligence fees” in the Consolidated Statements of Income. All of the branches acquired fit squarely within the Company’s target market areas.

The acquisition resulted in a recorded $4.8 million in net deferred tax assets at acquisition.  Upon acquisition, FHC incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code, but the acquisition did not result in built-in losses within the meaning of Section 382. At February 6, 2015, FHC had an estimated $1.7 million in gross federal net operating loss carry forwards expiring in 2030, 2032 and 2033 and $303 thousand in federal alternative minimum tax credits with an indefinite life.  As a result of the ownership change, the Company’s ability to benefit from the use of FHC’s pre-ownership change net operating loss and tax credit carry forwards will be limited to approximately $366 thousand per year.  No valuation allowance was established against the deferred tax assets associated with FHC’s pre-change net operating losses and tax credit carry forwards based on management’s estimate that none of the amounts will expire unused.

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

(Dollars in thousands)

Consideration paid:
Cash	$13,395

Fair value of identifiable assets acquired:
Cash and cash equivalents	14,205
Investment securities	34,022
Federal Home Loan Bank stock	874
Loans	162,265
Premises and equipment	2,077
Company-owned life insurance	4,719
Other real estate owned and repossessed assets	1,260
Core deposit intangible	2,410
Other assets	6,462
Total identifiable assets acquired	228,294

Fair value of liabilities assumed:
Deposits	201,453
Long-term debt	13,086
Other liabilities	3,884
Total liabilities assumed	218,423
Fair value of net identifiable assets acquired	9,871
Goodwill recognized in the acquisition	$3,524

The estimated fair values presented in the above table reflect additional information that the Company obtained following the acquisition, which resulted in changes to certain fair value estimates made as of the acquisition date within the measurement period. Material adjustments to the acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the deferred tax assets included within “other assets” increased $331 thousand, the estimated fair value of loans decreased $686 thousand and the estimated fair value of long-term debt increased $243 thousand. These revised fair value estimates resulted in a net increase to the recognition of goodwill resulting from acquisition of $598 thousand to $3.5 million, which is recognized in the Consolidated Balance Sheets as of June 30, 2015.

The FHC acquisition resulted in recognition of $3.5 million of goodwill which is the excess of the consideration paid over the fair value of net assets acquired, and is the result of expected operational synergies and other factors.

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

The core deposit intangible is being amortized on an accelerated basis over the estimated life, currently expected to be 10 years from the date of acquisition.

Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

(Dollars in thousands)

Accounted for under ASC 310-30:
Contractual cash flows	$53,807
Contractual cash flows not expected to be collected (nonaccretable difference)	8,084
Expected cash flows	45,723
Interest component of expected cash flows (accretable yield)	5,268
Fair value at acquisition	$40,455

Excluded from ASC 310-30 accounting:
Unpaid principal balance	$124,538
Fair value discount	(2,728)
Fair value at acquisition	121,810
Total fair value at acquisition	$162,265

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

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  Following the acquisition, the Company contributed $99.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014.  The Company incurred $260 thousand and $191 thousand of acquisition related expenses related to the acquisition of Talmer West Bank during the three months ended June 30, 2015 and 2014, respectively, and $638 thousand and $1.8 million during the six months ended June 30, 2015 and 2014 respectively. These acquisition related expenses are included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Twelve of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date as presented in the following table.

(Dollars in thousands)

Consideration paid:
Cash	$6,500

Fair value of identifiable assets acquired:
Cash and cash equivalents	216,331
Investment securities	13,619
Federal Home Loan Bank stock	5,933
Loans	571,666
Premises and equipment	6,540
Loan servicing rights	767
Other real estate owned	30,878
Core deposit intangible	3,633
Other assets	62,542
Total identifiable assets acquired	911,909

Fair value of liabilities assumed:
Deposits	857,769
Other liabilities	5,663
Total liabilities assumed	863,432
Fair value of net identifiable assets acquired	48,477
Bargain purchase gain resulting from acquisition	$41,977

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

Securities classified as Level 3, including a trust preferred security (included within “Corporate debt securities”) and an obligation of a political subdivision as of June 30, 2015, represent securities in less liquid markets requiring significant management assumptions when determining fair value. As of December 31, 2014, securities classified as Level 3 also included a privately issued subordinated corporate debt security (included within “Corporate debt securities”).  The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The fair value of the trust preferred security is compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation has been determined to be equal to the carrying cost since the securities were acquired.  The issuers have continued to pay their obligations without fail and the Company has not received any information to question future payments.   Since the purchase of these securities, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

Investment securities classified as held-to-maturity are carried at amortized cost.  Due to limited liquidity of these securities, held-to-maturity securities are classified as Level 3.  The fair value of the held-to-maturity security is determined to be equal to the carrying value.  No credit related concerns have come to the Company’s attention; therefore, no credit loss assumptions were made.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  Impaired premises and equipment at both June 30, 2015 and December 31, 2014 were recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 3.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both June 30, 2015 and December 31, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,283	$—	$98,283	$—
Obligations of state and political subdivisions:
Taxable	4,361	—	4,043	318
Tax-exempt	271,754	—	271,754	—
Small Business Administration (“SBA”) Pools	32,349	—	32,349	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	334,034	—	334,034	—
Privately issued	26,460	—	26,460	—
Privately issued commercial mortgage-backed securities	19,509	—	19,509	—
Corporate debt securities	58,569	—	58,121	448
Total securities available-for-sale	845,319	—	844,553	766
Loans measured at fair value:
Residential real estate	20,907	—	—	20,907
Loans held for sale	117,042	—	117,042	—
Loan servicing rights	58,894	—	—	58,894
Derivative assets:
Forward contracts related to mortgage loans to be delivered for sale	863	—	863	—
Interest rate lock commitments	2,029	—	2,029	—
Customer-initiated derivatives	2,011	—	2,011	—
Risk management derivatives	337	—	337	—
Total derivatives	5,240	—	5,240	—
Total assets at fair value	$1,047,402	$—	$966,835	$80,567
Derivative liabilities:
Customer-initiated derivatives	1,870	—	1,870	—
Risk management derivatives	134	—	134	—
Total derivatives	2,004	—	2,004	—
Total liabilities at fair value	$2,004	$—	$2,004	$—
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,358	$—	$98,358	$—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	232,259	—	232,259	—
SBA Pools	33,933	—	33,933	—
Residential mortgage-backed securities:

Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	291,759	—	291,759	—
Privately issued	18,800	—	18,800	—
Privately issued commercial mortgage-backed securities	5,130	—	5,130	—
Corporate debt securities	60,183	—	56,758	3,425
Total securities available-for-sale	740,819	—	736,997	3,822
Loans measured at fair value:
Residential real estate	18,311	—	—	18,311
Real estate construction	1,215	—	—	1,215
Loans held for sale	93,453	—	93,453	—
Loan servicing rights	70,598	—	—	70,598
Derivative assets:
Interest rate lock commitments	1,489	—	1,489	—
Customer-initiated derivatives	1,588	—	1,588	—
Total derivatives	3,077	—	3,077	—
Total assets at fair value	$927,473	$—	$833,527	$93,946
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	803	—	803	—
Customer-initiated derivatives	1,477	—	1,477	—
Risk management derivatives	222	—	222	—
Total derivatives	2,502	—	2,502	—
Total liabilities at fair value	$2,502	$—	$2,502	$—

During the six months ended June 30, 2015, a privately issued subordinated debt security (included within “Corporate debt securities”) was transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for this security becoming active during the period.  There were no transfers between levels within the fair value hierarchy during the three and six months ended June 30, 2014.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended June 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$430	$22,158	$54,409
Transfers from loans held for sale	—	—	764	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	1	—	—
Recorded in “Net gain on sales of loans”			12
Recorded in “Mortgage banking and other loan fees”	—	—	(347)	1,552
Recorded in OCI (pre-tax)	—	17	—	—
New originations	—	—	—	2,933
Repayments	(80)	—	(1,680)	—
Balance, end of period	$318	$448	$20,907	$58,894

	Six months ended June 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfer between levels within fair value hierarchy	—	(3,000)	—	—
Transfers from loans held for sale	—	—	3,983	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	2	—	—
Recorded in “Net gain on sales of loans”	—	—	139	—
Recorded in “Mortgage banking and other loan fees”	—	—	(239)	(4,850)
Recorded in OCI (pre-tax)	—	21	—	—
New originations	—	—	—	5,848
Reduction from servicing rights sold	—	—	—	(12,702)
Repayments	(80)	—	(2,502)	—
Balance, end of period	$318	$448	$20,907	$58,894

	Three months ended June 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$420	$17,914	$77,892
Transfers from loans held for sale	—	—	542	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Net gain on sales of loans”	—	—	15	—
Recorded in “Mortgage banking and other loan fees”	—	—	386	(5,947)
Recorded in OCI (pre-tax)	—	12	—	—
New originations	—	—	—	2,159
Repayments	—	—	(332)	—
Balance, end of period	$397	$433	$18,525	$74,104

	Six months ended June 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate Debt Securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	778	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	2	—	—
Recorded in “Net gain on sales of loans”	—	—	8	—
Recorded in “Mortgage banking and other loan fees”	—	—	467	(9,014)
Recorded in OCI (pre-tax)	—	26	—	—
New originations	—	—	—	3,748
Repayments	—	—	(564)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$433	$18,525	$74,104

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Aggregate fair value	$20,907	$19,526
Contractual balance	20,581	19,100
Fair market value gain	326	426

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value of loans held for investment measured and recorded at fair value that were on nonaccrual status as of June 30, 2015 and December 31, 2014 was $150 thousand and $155 thousand, respectively. There were no loans held for investment measured and recorded at fair value that were 90 days or more past due as of June 30, 2015.  The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2014 was $155 thousand and $191 thousand, respectively.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three months ended June 30, 2015 and 2014, there were $208 thousand and $168 thousand, respectively, and $413 thousand thousand and $259 thousand for the six months ended June 30, 2015 and 2014, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Change in fair value:
Included in “Net gain on sales of loans”	$12	$15	$139	$8
Included in “Mortgage banking and other loan fees”	(347)	386	(239)	467

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of June 30, 2015 or December 31, 2014.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Aggregate fair value	$117,042	$93,453
Contractual balance	113,851	89,138
Unrealized gain	3,191	4,315

The total amount of gains (losses) from changes in fair value of loans held for sale included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Change in fair value	$417	$3,458	$(1,124)	$4,834

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Impaired loans:(1)
Uncovered
Residential real estate	$6,673	$—	$—	$6,673
Commercial real estate	3,684	—	—	3,684
Commercial and industrial	370	—	—	370
Real estate construction	198	—	—	198
Consumer	29	—	—	29
Total uncovered impaired loans	10,954	—	—	10,954
Covered
Residential real estate	68	—	—	68
Commercial real estate	177	—	—	177
Commercial and industrial	155	—	—	155
Total covered impaired loans	400	—	—	400
Total impaired loans	11,354	—	—	11,354
Other real estate owned (uncovered)(2)	2,267	—	—	2,267
Other real estate owned (covered)(3)	1,811	—	—	1,811
Repossessed assets(4)	6,896	—	—	6,896
Premises and equipment(5)	1,575	—	—	1,575
Total	$23,903	$—	$—	$23,903
December 31, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,898	$—	$—	$2,898
Commercial real estate	4,115	—	—	4,115
Commercial and industrial	579	—	—	579
Consumer	12	—	—	12
Total uncovered impaired loans	7,604	—	—	7,604
Covered
Residential real estate	152	—	—	152
Commercial and industrial	350	—	—	350
Total covered impaired loans	502	—	—	502
Total impaired loans	8,106	—	—	8,106
Other real estate owned (uncovered) (2)	9,670	—	—	9,670
Other real estate owned (covered) (3)	3,807	—	—	3,807
Repossessed assets(4)	9,654	—	—	9,654
Premises and equipment(5)	675	—	—	675
Total	$31,912	$—	$—	$31,912

(1)
Specific reserves of $4.0 million and $2.9 million were provided to reduce the fair value of these loans at June 30, 2015 and December 31, 2014, respectively, based on the estimated fair value of the underlying collateral. In addition, charge-

offs of $31 thousand and $1.9 million reduced the fair value of these loans for the three months ended June 30, 2015 and 2014, respectively, and $67 thousand and $2.0 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
The Company charged $487 thousand and $821 thousand through other noninterest expense during the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.5 million during the six months ended June 30, 2015 and 2014, respectively, to reduce the fair value of these properties.

(3)
The Company charged $98 thousand and $537 thousand through other noninterest expense during the three months ended June 30, 2015 and 2014, respectively, and $636 thousand and $904 thousand during the six months ended June 30, 2015 and 2014, respectively, to reduce the fair value of these properties.  These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4)
The Company charged $274 thousand and $468 thousand through other noninterest expense during the three and six months ended June 30, 2015, respectively, to reduce the fair value of these assets.  As of June 30, 2014, there were no repossessed assets deemed impaired and there were no charges taken relating to these assets during the three and six months ended June 30, 2014. A valuation allowance of $3.1 million and $460 thousand was provided to reduce the fair value of these repossessed assets at June 30, 2015 and December 31, 2014, respectively, based on the estimated fair value as of each respective date.

(5)
The company charged $1.1 million through other noninterest expenses during both the three and six months ended June 30, 2015 to reduce the value of premises and equipment deemed impaired during the period. As of June 30, 2014, there were no premises and equipment deemed impaired and there were no charges taken relating to these assets during the three and six months ended June 30, 2014.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2015
Financial assets:
Cash and cash equivalents	$410,558	$410,558	$79,357	$331,201	$—
Federal Home Loan Bank stock	25,418	N/A
Net loans, excluding covered loans(1)	4,207,560	4,281,316	—	—	4,281,316
Net covered loans(2)	264,507	349,004	—	—	349,004
Accrued interest receivable	14,409	14,409	—	14,409	—
FDIC indemnification asset	36,997	18,875	—	—	18,875
FDIC receivable	5,543	5,543	—	5,543	—
Company-owned life insurance	104,972	104,972	—	104,972	—
Securities held-to-maturity	1,692	1,692	—	—	1,692
Financial liabilities:
Deposits:
Savings and demand deposits	$3,414,192	$3,414,192	$—	$3,414,192	$—
Time deposits(3)	1,493,881	1,493,607	—	1,493,607	—
Total deposits	4,908,073	4,907,799	—	4,907,799	—
FDIC clawback liability	28,588	28,588	—	—	28,588
Short-term borrowings	253,945	253,945	—	253,945	—
Long-term debt	414,947	409,580	—	409,580	—
FDIC warrants payable	4,441	4,441	—	—	4,441
Accrued interest payable	2,079	2,079	—	2,079	—
Deferred compensation plan liabilities	1,475	1,475	—	1,475	—

(1)	Included $11.0 million of impaired loans recorded at fair value on a nonrecurring basis and $20.9 million of loans recorded at fair value on a recurring basis.

(2)	Included $400 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)	Includes $66.8 million of other brokered funds.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$253,736	$253,736	$86,185	$167,551	$—
Federal Home Loan Bank stock	20,212	N/A
Net loans, excluding covered loans(1)	3,868,818	3,948,847	—	—	3,948,847
Net covered loans(2)	325,137	420,627	—	—	420,627
Accrued interest receivable	12,533	12,533	—	12,533	—
FDIC indemnification asset	67,026	34,572	—	—	34,572
FDIC receivable	6,062	6,062	—	6,062	—
Company-owned life insurance	97,782	97,782	—	97,782	—
Securities held-to-maturity	1,226	1,226	—	—	1,226
Financial liabilities:
Deposits:
Savings and demand deposits	$3,288,414	$3,288,414	$—	$3,288,414	$—
Time deposits(3)	1,260,449	1,260,453	—	1,260,453	—
Total deposits	4,548,863	4,548,867	—	4,548,867	—
FDIC clawback liability	26,905	26,905	—	—	26,905
Short-term borrowings	135,743	135,743	—	135,743	—
Long-term debt	353,972	348,373	—	348,373	—
FDIC warrants payable	4,633	4,633	—	—	4,633
Accrued interest payable	1,476	1,476	—	1,476	—
Deferred compensation plan liabilities	587	587	—	587	—

(1)	Included $7.6 million of impaired loans recorded at fair value on a nonrecurring basis and $19.5 million of loans recorded at fair value on a recurring basis.

(2)	Included $502 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)	Includes $72.3 million of other brokered funds.

4.  SECURITIES

The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,860	$819	$(396)	$98,283
Obligations of state and political subdivisions:
Taxable	4,361	7	(7)	4,361
Tax-exempt	271,102	2,601	(1,949)	271,754
SBA Pools	31,960	389	—	32,349
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	332,457	2,766	(1,189)	334,034
Privately issued	26,604	1	(145)	26,460
Privately issued commercial mortgage-backed securities	19,547	12	(50)	19,509
Corporate debt securities	58,190	445	(66)	58,569
Total securities available-for-sale	$842,081	$7,040	$(3,802)	$845,319

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,692	$—	$—	$1,692

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,746	$791	$(179)	$98,358
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	229,404	3,578	(723)	232,259
SBA Pools	33,824	209	(100)	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	289,156	2,886	(283)	291,759
Privately issued	18,814	27	(41)	18,800
Privately issued commercial mortgage-backed securities	5,127	3	—	5,130
Corporate debt securities	60,206	209	(232)	60,183
Total securities available-for-sale	$734,674	$7,703	$(1,558)	$740,819

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,226	$—	$—	$1,226

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds	$135	$—	$24,750	$54,211
Gross gains	6	—	9	—
Gross losses	—	—	(110)	(2,310)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2015 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$5,921	$5,954
After one year through five years	142,325	143,842
After five years through ten years	185,443	185,589
After ten years	508,392	509,934
Total securities available-for-sale	$842,081	$845,319
Securities held-to-maturity:
After one year through five years	$1,692	$1,692
Total securities held-to-maturity	$1,692	$1,692

Securities with a carrying value of $453.2 million and $337.8 million were pledged at June 30, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2015
U.S. government sponsored agency obligations	$54,604	$(396)	$—	$—	$54,604	$(396)
Obligations of state and political subdivisions:
Taxable	953	(7)	—	—	953	(7)
Tax-exempt	137,675	(1,730)	8,026	(219)	145,701	(1,949)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	112,083	(1,164)	907	(25)	112,990	(1,189)
Privately issued	25,984	(145)	—	—	25,984	(145)
Privately issued commercial mortgage-backed securities	14,398	(50)	—	—	14,398	(50)
Corporate debt securities	21,237	(64)	448	(2)	21,685	(66)
Total securities available-for-sale	$366,934	$(3,556)	$9,381	$(246)	$376,315	$(3,802)
December 31, 2014
U.S. government sponsored agency obligations	$—	$—	$14,821	$(179)	$14,821	$(179)
Obligations of state and political subdivisions:
Tax-exempt	31,054	(260)	33,650	(463)	64,704	(723)
SBA Pools	1,844	(4)	17,682	(96)	19,526	(100)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	36,261	(85)	27,361	(198)	63,622	(283)
Privately issued	7,801	(41)	8	—	7,809	(41)
Corporate debt securities	22,520	(162)	8,912	(70)	31,432	(232)
Total securities available-for-sale	$99,480	$(552)	$102,434	$(1,006)	$201,914	$(1,558)

As of June 30, 2015, the Company’s security portfolio consisted of 375 securities, 151 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At June 30, 2015, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $376.3 million with gross unrealized losses of $3.8 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads in select assets classes since their respective acquisition dates.

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

Loans at June 30, 2015 and December 31, 2014 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
June 30, 2015
Residential real estate	$75,655	$20,716	$96,371	$226,382	$1,208,296	$1,434,678	$1,531,049
Commercial real estate	124,722	19,176	143,898	184,620	1,211,163	1,395,783	1,539,681
Commercial and industrial	18,220	6,574	24,794	16,730	1,049,623	1,066,353	1,091,147
Real estate construction	6,761	665	7,426	7,298	167,894	175,192	182,618
Consumer	8,274	84	8,358	2,157	169,963	172,120	180,478
Total	$233,632	$47,215	$280,847	$437,187	$3,806,939	$4,244,126	$4,524,973	(1)
December 31, 2014
Residential real estate	$86,515	$21,711	$108,226	$239,523	$1,186,489	$1,426,012	$1,534,238
Commercial real estate	160,886	25,776	186,662	190,148	1,120,790	1,310,938	1,497,600
Commercial and industrial	23,752	8,896	32,648	15,499	853,978	869,477	902,125
Real estate construction	8,415	974	9,389	8,309	123,377	131,686	141,075
Consumer	9,469	96	9,565	2,389	162,135	164,524	174,089
Total	$289,037	$57,453	$346,490	$455,868	$3,446,769	$3,902,637	$4,249,127	(1)

(1)	Reported net of deferred fees totaling $2.7 million and $4.6 million at June 30, 2015 and December 31, 2014, respectively.

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

Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$20,133	$17,374
Commercial real estate	15,727	13,756
Commercial and industrial	3,119	3,550
Real estate construction	438	174
Consumer	308	257
Total nonaccrual loans	39,725	35,111
Other real estate owned and repossessed assets (1)	37,612	36,872
Total uncovered nonperforming assets	77,337	71,983
Covered nonperforming assets
Nonaccrual loans
Residential real estate	2,071	1,848
Commercial real estate	14,968	15,723
Commercial and industrial	2,369	3,560
Real estate construction	365	713
Consumer	20	13
Total nonaccrual loans	19,793	21,857
Other real estate owned and repossessed assets	8,261	10,719
Total covered nonperforming assets	28,054	32,576
Total nonperforming assets	$105,391	$104,559
Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$120	$12
Commercial and industrial	4	—
Real estate construction	5	—
Consumer	211	41
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$340	$53

(1)	Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	June 30, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$3,973	$3,005	$8,739	$15,717	$1,192,579	$1,208,296	$120
Commercial real estate	3,589	1,764	10,985	16,338	1,194,825	1,211,163	—
Commercial and industrial	6,184	42	2,465	8,691	1,040,932	1,049,623	4
Real estate construction	151	243	173	567	167,327	167,894	5
Consumer	1,203	517	329	2,049	167,914	169,963	211
Total	$15,100	$5,571	$22,691	$43,362	$3,763,577	$3,806,939	$340
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$537	$140	$1,307	$1,984	$18,732	$20,716	$—
Commercial real estate	101	—	2,350	2,451	16,725	19,176	—
Commercial and industrial	29	67	2,308	2,404	4,170	6,574	—
Real estate construction	—	—	288	288	377	665	—
Consumer	—	—	2	2	82	84	—
Total	$667	$207	$6,255	$7,129	$40,086	$47,215	$—

	December 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,709	$2,044	$9,593	$23,346	$1,163,143	$1,186,489	$12
Commercial real estate	4,870	1,083	11,333	17,286	1,103,504	1,120,790	—
Commercial and industrial	4,679	184	2,960	7,823	846,155	853,978	—
Real estate construction	1,004	136	174	1,314	122,063	123,377	—
Consumer	964	152	150	1,266	160,869	162,135	41
Total	$23,226	$3,599	$24,210	$51,035	$3,395,734	$3,446,769	$53
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$238	$35	$1,179	$1,452	$20,259	$21,711	$—
Commercial real estate	—	—	4,569	4,569	21,207	25,776	—
Commercial and industrial	373	7	2,923	3,303	5,593	8,896	—
Real estate construction	—	—	710	710	264	974	—
Consumer	—	—	2	2	94	96	—
Total	$611	$42	$9,383	$10,036	$47,417	$57,453	$—

Impaired Loans

Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Uncovered
Nonaccrual loans	$39,725	$35,111
Performing troubled debt restructurings:
Residential real estate	2,392	1,368
Commercial real estate	3,741	3,785
Commercial and industrial	2,597	840
Real estate construction	131	90
Consumer	233	234
Total uncovered performing troubled debt restructurings	9,094	6,317
Total uncovered impaired loans	$48,819	$41,428
Covered
Nonaccrual loans	$19,793	$21,857
Performing troubled debt restructurings:
Residential real estate	3,584	3,046
Commercial real estate	3,055	9,017
Commercial and industrial	569	1,137
Real estate construction	300	264
Consumer	7	—
Total covered performing troubled debt restructurings	7,515	13,464
Total covered impaired loans	$27,308	$35,321

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

As of June 30, 2015, there were $28.1 million of nonperforming TDRs and $16.6 million of performing TDRs included in impaired loans.  As of December 31, 2014, there were $25.0 million of nonperforming TDRs and $19.8 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties, which is documented by a current credit evaluation, the loan is no longer required to be reported as a TDR.

The following tables present the recorded investment of loans modified in TDRs during the three and six months ended June 30, 2015 and 2014 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at June 30, 2015	Net charge-offs (recoveries)	Provision (benefit) for loan losses (2)
For the three months ended June 30, 2015
Uncovered
Residential real estate	$403	$114	$224	$—	17	$741	$—	$162
Commercial real estate	93	—	1,304	532	9	1,929	—	—
Commercial and industrial	231	—	542	152	14	925	192	232
Real estate construction	44	—	72	—	2	116	—	—
Consumer	17	—	—	—	1	17	—	—
Total uncovered	$788	$114	$2,142	$684	43	$3,728	$192	$394
Covered
Residential real estate	$747	$—	$112	$—	6	$859	$—	$5
Commercial real estate	—	—	2,442	—	8	2,442	—	2
Real estate construction	46	—	76	—	2	122	30	30
Total covered	$793	$—	$2,630	$—	16	$3,423	$30	$37
Total loans	$1,581	$114	$4,772	$684	59	$7,151	$222	$431

For the six months ended June 30, 2015
Uncovered
Residential real estate	$1,286	$114	$785	$—	26	$2,185	$1	$192
Commercial real estate	93	—	1,402	1,639	12	3,134	37	129
Commercial and industrial	567	—	1,254	178	22	1,999	192	280
Real estate construction	44	—	72	130	3	246	—	—
Consumer	17	—	—	—	1	17	—	—
Total uncovered	$2,007	$114	$3,513	$1,947	64	$7,581	$230	$601
Covered
Residential real estate	$812	$—	$187	$—	9	$999	$5	$77
Commercial real estate	—	—	2,694	—	10	2,694	—	81
Commercial and industrial	—	—	95	—	1	95	—	92
Real estate construction	46	—	76	—	2	122	(8)	(8)
Consumer	15	—	—	—	1	15	—	—
Total covered	$873	$—	$3,052	$—	23	$3,925	$(3)	$242
Total loans	$2,880	$114	$6,565	$1,947	87	$11,506	$227	$843

(1) Loan forgiveness related to loans modified in TDRs for both the three and six months ended June 30, 2015 totaled $187 thousand.
(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal Reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at June 30, 2014	Net charge-offs (recoveries)	Provision for loan losses (2)
For the three months ended June 30, 2014
Uncovered
Residential real estate	$144	$159	$—	$147	9	$450	$—	$22
Commercial real estate	—	—	180	99	3	279	—	—
Commercial and industrial	7	—	61	—	6	68	—	(3)
Consumer	—	88	—	—	2	88	—	—
Total uncovered	$151	$247	$241	$246	20	$885	$—	$19
Covered
Residential real estate	$—	$14	$345	$—	9	$359	$—	$22
Commercial real estate	—	—	652	—	2	652	—	6
Commercial and industrial	—	—	177	100	5	277	—	11
Total covered	$—	$14	$1,174	$100	16	$1,288	$—	$39
Total loans	$151	$261	$1,415	$346	36	$2,173	$—	$58

For the six months ended June 30, 2014
Uncovered
Residential real estate	$144	$227	$230	$147	15	$748	$—	$127
Commercial real estate	—	—	894	1,026	8	$1,920	(9)	197
Commercial and industrial	50	—	61	117	11	$228	—	31
Consumer	—	88	—	—	2	88	—	26
Total uncovered	$194	$315	$1,185	$1,290	36	$2,984	$(9)	$381
Covered
Residential real estate	$113	$14	$345	$—	14	$472	$6	$29
Commercial real estate	—	—	652	446	3	$1,098	—	66
Commercial and industrial	—	—	203	100	8	303	—	14
Total covered	$113	$14	$1,200	$546	25	$1,873	$6	$109
Total loans	$307	$329	$2,385	$1,836	61	$4,857	$(3)	$490

(1)	Loan forgiveness related to loans modified in TDRs for the three and six months ended June 30, 2014 totaled $51 thousand and $178 thousand, respectively.

(2)	The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and six months ended June 30, 2015 and 2014, including the recorded investment as of June 30, 2015 and 2014.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	Total number of loans	Total recorded investment at June 30, 2015	Charged off following a subsequent default	Total number of loans	Total recorded investment at June 30, 2015	Charged off following a subsequent default
Uncovered
Residential real estate	14	$1,701	$—	18	$1,875	$29
Commercial real estate	11	2,812	144	11	2,812	218
Commercial and industrial	3	30	—	3	30	—
Total uncovered	28	4,543	144	32	4,717	247
Covered
Residential real estate	3	111	—	3	111	—
Commercial real estate	1	130	—	1	130	—
Commercial and industrial	1	95	—	1	95	—
Total covered	5	336	—	5	336	—
Total loans	33	$4,879	$144	37	$5,053	$247

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
(Dollars in thousands)	Total number of loans	Total recorded investment at June 30, 2014	Charged off following a subsequent default	Total number of loans	Total recorded investment at June 30, 2014	Charged off following a subsequent default
Uncovered
Residential real estate	14	$951	$13	20	$1,245	$95
Commercial real estate	1	546	—	3	1,797	176
Commercial and industrial	2	135	—	2	135	—
Consumer	1	—	—	3	—	—
Total uncovered	18	1,632	13	28	3,177	271
Covered
Residential real estate	5	175	—	7	219	12
Commercial real estate	2	546	—	6	669	—
Commercial and industrial	2	53	—	9	188	2
Real estate construction	—	—	—	1	346	483
Consumer	1	—	—	2	—	—
Total covered	10	774	—	25	1,422	497
Total loans	28	$2,406	$13	53	$4,599	$768

At June 30, 2015, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $352 thousand.

The terms of certain other loans that were modified during the years ended June 30, 2015 and 2014 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful (1)	Total
June 30, 2015
Uncovered loans
Commercial real estate	$1,250,671	$47,245	$97,867	$—	$1,395,783
Commercial and industrial	1,008,042	35,986	22,325	—	1,066,353
Real estate construction	169,484	71	5,637	—	175,192
Total	$2,428,197	$83,302	$125,829	$—	$2,637,328
Covered loans
Commercial real estate	$88,649	$6,565	$48,684	$—	$143,898
Commercial and industrial	13,396	932	10,466	—	24,794
Real estate construction	4,144	67	3,215	—	7,426
Total	$106,189	$7,564	$62,365	$—	$176,118
December 31, 2014
Uncovered loans
Commercial real estate	$1,153,132	$63,567	$94,239	$—	$1,310,938
Commercial and industrial	824,239	29,511	15,727	—	869,477
Real estate construction	123,822	1,981	5,883	—	131,686
Total	$2,101,193	$95,059	$115,849	$—	$2,312,101
Covered loans
Commercial real estate	$102,952	$16,073	$67,637	$—	$186,662
Commercial and industrial	16,718	1,875	14,055	—	32,648
Real estate construction	3,817	792	4,780	—	9,389
Total	$123,487	$18,740	$86,472	$—	$228,699

(1)Prior to January 1, 2015, all nonaccrual loans were included in the “Doubtful” risk category. After further review of regulatory guidance, we have reclassified nonaccrual loans with a determinable value to the “Substandard” risk category; therefore, “Substandard” now includes accrual and nonaccrual loans. This change in classification has been made retrospectively and the reclassification is presented within the December 31, 2014 disclosure.

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

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2015
Uncovered loans
Residential real estate	$1,414,545	$20,133	$1,434,678
Consumer	171,812	308	172,120
Total	$1,586,357	$20,441	$1,606,798
Covered loans
Residential real estate	$94,300	$2,071	$96,371
Consumer	8,338	20	8,358
Total	$102,638	$2,091	$104,729
December 31, 2014
Uncovered
Residential real estate	$1,408,638	$17,374	$1,426,012
Consumer	164,267	257	164,524
Total	$1,572,905	$17,631	$1,590,536
Covered loans
Residential real estate	$106,378	$1,848	$108,226
Consumer	9,552	13	9,565
Total	$115,930	$1,861	$117,791

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

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2015
Uncovered individually evaluated impaired loans
Residential real estate	$14,124	$8,401	$22,525	$30,095	$2,280
Commercial real estate	12,684	6,784	19,468	33,628	1,449
Commercial and industrial	3,647	2,069	5,716	12,386	497
Real estate construction	333	236	569	643	66
Consumer	292	249	541	786	144
Total uncovered individually evaluated impaired loans	$31,080	$17,739	$48,819	$77,538	$4,436
Covered individually evaluated impaired loans
Residential real estate	$2,903	$2,752	$5,655	$7,424	$407
Commercial real estate	4,594	13,429	18,023	24,656	1,950
Commercial and industrial	2,130	808	2,938	5,706	327
Real estate construction	619	46	665	989	—
Consumer	26	1	27	76	—
Total covered individually evaluated impaired loans	$10,272	$17,036	$27,308	$38,851	$2,684
December 31, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$14,316	$4,268	$18,584	$23,080	$1,110
Commercial real estate	7,609	5,956	13,565	17,016	1,276
Commercial and industrial	915	1,884	2,799	2,807	982
Real estate construction	174	—	174	174	—
Consumer	296	176	472	610	82
Total uncovered individually evaluated impaired loans	$23,310	$12,284	$35,594	$43,687	$3,450
Covered individually evaluated impaired loans
Residential real estate	$2,155	$2,583	$4,738	$6,388	$417
Commercial real estate	10,400	11,985	22,385	28,755	1,277
Commercial and industrial	1,545	779	2,324	2,668	109
Real estate construction	670	—	670	994	—
Consumer	11	1	12	39	—
Total covered individually evaluated impaired loans	$14,781	$15,348	$30,129	$38,844	$1,803

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$23,128	$302	$23,277	$500
Commercial real estate	20,005	807	20,445	1,282
Commercial and industrial	5,942	93	6,784	282
Real estate construction	580	4	573	25
Consumer	570	10	589	20
Total uncovered individually evaluated impaired loans	$50,225	$1,216	$51,668	$2,109
Covered individually evaluated impaired loans
Residential real estate	$5,775	$98	$5,803	$174
Commercial real estate	18,203	260	18,329	497
Commercial and industrial	3,094	89	3,333	161
Real estate construction	842	72	901	79
Consumer	27	1	28	2
Total covered individually evaluated impaired loans	$27,941	$520	$28,394	$913

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$14,870	$134	$15,038	$279
Commercial real estate	5,686	38	6,280	84
Commercial and industrial	1,668	15	1,676	39
Consumer	34	1	35	2
Total uncovered individually evaluated impaired loans	$22,258	$188	$23,029	$404
Covered individually evaluated impaired loans
Residential real estate	$4,364	$63	$4,378	$127
Commercial real estate	17,615	266	17,689	533
Commercial and industrial	2,299	21	2,399	44
Real estate construction	412	—	413	9
Consumer	21	1	22	2
Total covered individually evaluated impaired loans	$24,711	$351	$24,901	$715

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2015
Allowance for loan losses - uncovered:
Balance at beginning of period	$10,879	$11,161	$9,475	$1,685	$1,277	$34,477
Provision (benefit) for loan losses	282	154	679	(93)	47	1,069
Gross charge-offs	(1,081)	(2,929)	(735)	(272)	(256)	(5,273)
Recoveries	1,008	3,796	1,326	128	35	6,293
Net (charge-offs) recoveries	(73)	867	591	(144)	(221)	1,020
Ending allowance for loan losses	$11,088	$12,182	$10,745	$1,448	$1,103	$36,566
For the six months ended June 30, 2015
Allowance for loan losses - uncovered:
Balance at beginning of period	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819
Provision (benefit) for loan losses	659	47	3,366	(129)	538	4,481
Gross charge-offs	(3,218)	(4,547)	(2,002)	(307)	(579)	(10,653)
Recoveries	1,454	5,554	1,546	285	80	8,919
Net (charge-offs) recoveries	(1,764)	1,007	(456)	(22)	(499)	(1,734)
Ending allowance for loan losses	$11,088	$12,182	$10,745	$1,448	$1,103	$36,566
As of June 30, 2015
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$2,280	$1,449	$497	$66	$144	$4,436
Collectively evaluated for impairment	3,677	5,185	9,485	584	845	19,776
Accounted for under ASC 310-30	5,131	5,548	763	798	114	12,354
Allowance for loan losses - uncovered:	$11,088	$12,182	$10,745	$1,448	$1,103	$36,566
Balance of uncovered loans:
Individually evaluated for impairment	$22,525	$19,468	$5,716	$569	$541	$48,819
Collectively evaluated for impairment	1,185,771	1,191,695	1,043,907	167,325	169,422	3,758,120
Accounted for under ASC 310-30	226,382	184,620	16,730	7,298	2,157	437,187
Total uncovered loans	$1,434,678	$1,395,783	$1,066,353	$175,192	$172,120	$4,244,126
For the three months ended June 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$9,896	$6,776	$4,757	$1,083	$259	$22,771
Provision (benefit) for loan losses	695	2,786	425	(618)	(69)	3,219
Gross charge-offs	(1,381)	(3,586)	(481)	(28)	(57)	(5,533)
Recoveries	540	1,870	439	961	93	3,903
Net (charge-offs) recoveries	(841)	(1,716)	(42)	933	36	(1,630)
Ending allowance for loan losses	$9,750	$7,846	$5,140	$1,398	$226	$24,360
For the six months ended June 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	3,559	5,924	1,761	(1,483)	(118)	9,643
Gross charge-offs	(2,817)	(4,831)	(626)	(109)	(123)	(8,506)
Recoveries	1,300	2,486	601	963	127	5,477
Net (charge-offs) recoveries	(1,517)	(2,345)	(25)	854	4	(3,029)
Ending allowance for loan losses	$9,750	$7,846	$5,140	$1,398	$226	$24,360

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,110	$1,276	$982	$—	$82	$3,450
Collectively evaluated for impairment	4,850	4,623	5,968	649	820	16,910
Accounted for under ASC 310-30	6,233	5,229	885	950	162	13,459
Allowance for loan losses - uncovered:	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819
Balance of uncovered loans:
Individually evaluated for impairment	$18,584	$13,565	$2,799	$174	$472	$35,594
Collectively evaluated for impairment	1,167,905	1,107,225	851,179	123,203	161,663	3,411,175
Accounted for under ASC 310-30	239,523	190,148	15,499	8,309	2,389	455,868
Total uncovered loans	$1,426,012	$1,310,938	$869,477	$131,686	$164,524	$3,902,637

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2015
Allowance for loan losses - covered:
Balance at beginning of period	$4,159	$9,904	$2,812	$1,075	$38	$17,988
Provision (benefit) for loan losses	(162)	(6,267)	(2,083)	207	(77)	(8,382)
Gross charge-offs	(152)	(777)	(1,274)	(454)	(7)	(2,664)
Recoveries	251	6,306	2,638	126	77	9,398
Net (charge-offs) recoveries	99	5,529	1,364	(328)	70	6,734
Ending allowance for loan losses	$4,096	$9,166	$2,093	$954	$31	$16,340
For the six months ended June 30, 2015
Allowance for loan losses - covered:
Balance at beginning of period	$3,981	$13,663	$2,577	$1,086	$46	$21,353
Provision (benefit) for loan losses	151	(8,700)	(1,558)	326	(20)	(9,801)
Gross charge-offs	(476)	(4,588)	(2,091)	(962)	(165)	(8,282)
Recoveries	440	8,791	3,165	504	170	13,070
Net (charge-offs) recoveries	(36)	4,203	1,074	(458)	5	4,788
Ending allowance for loan losses	$4,096	$9,166	$2,093	$954	$31	$16,340
As of June 30, 2015
Allowance for loan losses - covered:
Individually evaluated for impairment	$407	$1,950	$327	$—	$—	$2,684
Collectively evaluated for impairment	222	4	29	—	1	256
Accounted for under ASC 310-30	3,467	7,212	1,737	954	30	13,400
Allowance for loan losses - covered:	$4,096	$9,166	$2,093	$954	$31	$16,340
Balance of covered loans:
Individually evaluated for impairment	$5,655	$18,023	$2,938	$665	$27	$27,308
Collectively evaluated for impairment	15,061	1,153	3,636	—	57	19,907
Accounted for under ASC 310-30	75,655	124,722	18,220	6,761	8,274	233,632
Total covered loans	$96,371	$143,898	$24,794	$7,426	$8,358	$280,847
For the three months ended June 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$5,077	$24,062	$6,759	$2,003	$99	$38,000
Provision (benefit) for loan losses	91	(5,848)	(1,411)	(95)	(58)	(7,321)
Gross charge-offs	(412)	(1,209)	(1,500)	(979)	(30)	(4,130)
Recoveries	556	4,270	692	590	86	6,194
Net (charge-offs) recoveries	144	3,061	(808)	(389)	56	2,064
Ending allowance for loan losses	$5,312	$21,275	$4,540	$1,519	$97	$32,743
For the six months ended June 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Provision (benefit) for loan losses	783	(7,839)	(2,501)	(178)	(84)	(9,819)
Gross charge-offs	(1,275)	(3,195)	(2,527)	(1,004)	(77)	(8,078)
Recoveries	1,108	5,915	2,341	717	178	10,259
Net (charge-offs) recoveries	(167)	2,720	(186)	(287)	101	2,181
Ending allowance for loan losses	$5,312	$21,275	$4,540	$1,519	$97	$32,743

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2014
Allowance for loan losses - covered:
Individually evaluated for impairment	$417	$1,277	$109	$—	$—	$1,803
Collectively evaluated for impairment	123	57	89	7	1	277
Accounted for under ASC 310-30	3,441	12,329	2,379	1,079	45	19,273
Allowance for loan losses - covered:	$3,981	$13,663	$2,577	$1,086	$46	$21,353
Balance of covered loans:
Individually evaluated for impairment	$4,738	$22,385	$2,324	$670	$12	$30,129
Collectively evaluated for impairment	16,973	3,391	6,572	304	84	27,324
Accounted for under ASC 310-30	86,515	160,886	23,752	8,415	9,469	289,037
Total covered loans	$108,226	$186,662	$32,648	$9,389	$9,565	$346,490

7.  ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 are covered by loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred.  The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  The estimated FDIC clawback liability totaled $28.6 million ($24.0 million related to the CF Bancorp acquisition, $4.5 million related to the First Banking Center acquisition and $119 thousand related to the Peoples State Bank acquisition) at June 30, 2015 compared to $26.9 million ($22.6 million related to the CF Bancorp acquisition, $4.3 million related to the First Banking Center acquisition and $4 thousand related to the Peoples State Bank acquisition) at December 31, 2014.

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

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$278,825	$311,171	$277,058	$302,287
Additions due to acquisitions	—	—	5,268	32,764
Discount accretion	(19,242)	(24,342)	(40,206)	(47,007)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	21,642	24,543	51,073	40,907
Other activity, net (1)	(21,161)	(13,952)	(33,129)	(31,531)
Balance at end of period	$260,064	$297,420	$260,064	$297,420

(1)	Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

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

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended June 30, 2015 and 2014 for both covered and uncovered purchased credit impaired loans was $21.6 million and $24.5 million, respectively.  During the six months ended June 30, 2015 and 2014, the total identified improvement in the cash flow expectations was $51.1 million and $40.9 million respectively. The Company also identified declines in the cash flow expectations of certain loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Contractual cash flows	$1,163,849	$1,281,482
Non-accretable difference	(232,966)	(259,519)
Accretable yield	(260,064)	(277,058)
Loans accounted for under ASC 310-30	$670,819	$744,905

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Benefit for loan losses - covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,223	$1,066	$2,938	$2,365
Additional benefit recorded, net of charge-offs, for covered loans	(9,605)	(8,387)	(12,739)	(12,184)
Total benefit for loan losses-covered	$(8,382)	$(7,321)	$(9,801)	$(9,819)
Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	765	1,923	1,042	3,504
Expense recorded, to offset benefit, for covered loans	(6,534)	(5,942)	(8,324)	(7,459)
Total loss sharing expense due to provision for loan losses-covered	(5,769)	(4,019)	(7,282)	(3,955)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	458	(857)	1,896	(1,139)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,071)	(2,445)	(4,415)	(4,725)
Net (increase) decrease to income before taxes	$(2,613)	$(3,302)	$(2,519)	$(5,864)

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $8.6 million and $8.0 million for the three months ended June 30, 2015 and 2014, respectively, and $16.7 million and $16.4 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three and six months ended June 30, 2015 and 2014.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6, “Allowance for Loan Losses.”

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$50,702	$7,839	$67,026	$6,062
Accretion	(8,548)	—	(17,798)	—
Sales and write-downs of other real estate owned (covered)	(475)	150	(828)	16
Net effect of change in allowance on covered assets (1)	490	—	(1,200)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(5,172)	5,172	(10,203)	10,203
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(6,261)	—	(7,618)
Claim payments received from the FDIC	—	(1,357)	—	(3,120)
Balance at end of period	$36,997	$5,543	$36,997	$5,543

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$119,045	$8,130	$131,861	$7,783
Accretion	(5,506)	—	(12,224)	—
Sales and write-downs of other real estate owned (covered)	(281)	(55)	(753)	(247)
Net effect of change in allowance on covered assets (1)	(6,130)	—	(8,155)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(4,434)	4,434	(8,035)	8,035
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(3,433)	—	(4,319)
Claim payments received from the FDIC	—	(1,878)	—	(4,054)
Balance at end of period	$102,694	$7,198	$102,694	$7,198

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Changes in other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
Balance at January 1, 2015	$28,247	$10,661	$38,908	$9,835
Additions due to acquisitions	1,260	—	1,260	—
Additions due to the adoption of ASU 2014-04 (1)	455	85	540	—
Transfers in (2)	12,151	5,670	17,821	847
Capitalized expenditures	—	—	—	2,681
Payments received	—	—	—	(2,854)
Disposals	(9,777)	(7,553)	(17,330)	(318)
Write-downs	(1,311)	(636)	(1,947)	(468)
Change in valuation allowance	—	—	—	(2,602)
Balance at June 30, 2015	$31,025	$8,227	$39,252	$7,121
Balance at January 1, 2014	$18,384	$11,571	$29,955	$27
Additions due to acquisitions	30,878	—	30,878	—
Transfers in (2)	8,826	4,946	13,772	237
Disposals	(15,241)	(4,687)	(19,928)	(172)
Write-downs	(1,500)	(904)	(2,404)	—
Balance at June 30, 2014	$41,347	$10,926	$52,273	$92

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

At June 30, 2015, the Company had $727 thousand of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $9.6 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of June 30, 2015.

Activity in the valuation allowance for repossessed assets during the three and six months ended June 30, 2015 is summarized below.  There was no valuation allowance for repossessed assets at any time during the three or six months ended June 30, 2014.

(Dollars in thousands)	Valuation allowance for repossessed assets
For the three months ended June 30, 2015
Beginning balance	$2,819
Provision for valuation allowance	243
Ending Balance	$3,062
For the six months ended June 30, 2015
Beginning balance	$460
Provision for valuation allowance	2,602
Ending Balance	$3,062

Income and expenses related to other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
For the three months ended June 30, 2015
Net gain on sale	$1,315	$90	$1,405	$—
Write-downs	(487)	(98)	(585)	(274)
Provision for valuation allowance (1)	—	—	—	(243)
Net operating expenses	(686)	(27)	(713)	—
Total	$142	$(35)	$107	$(517)
For the six months ended June 30, 2015
Net gain (loss) on sale	$3,173	$(353)	$2,820	$(14)
Write-downs	(1,311)	(636)	(1,947)	(468)
Provision for valuation allowance (1)	—	—	—	(2,602)
Net operating expenses	(890)	(118)	(1,008)	(25)
Total	$972	$(1,107)	$(135)	$(3,109)
For the three months ended June 30, 2014
Net gain on sale	$2,998	$91	$3,089	$—
Write-downs	(821)	(537)	(1,358)	—
Net operating expenses	(919)	(82)	(1,001)	(19)
Total	$1,258	$(528)	$730	$(19)
For the six months ended June 30, 2014
Net gain (loss) on sale	$4,002	$231	$4,233	$(4)
Write-downs	(1,500)	(904)	(2,404)	—
Net operating expenses	(1,545)	(74)	(1,619)	(49)
Total	$957	$(747)	$210	$(53)

(1) Recorded as a component of “Other expense” in the Consolidated Statements of Income

Note that covered expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  INTANGIBLE ASSETS

Core Deposit Intangibles

The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.1 years as of June 30, 2015.

The table below presents the Company’s net carrying amount of CDIs.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Gross carrying amount	$23,068	$20,658
Accumulated amortization	(8,937)	(7,623)
Net carrying amount	$14,131	$13,035

Amortization expense recognized on CDIs was $665 thousand and $724 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively, included as a component of “other expense” in the Consolidated Statements of Income.

Goodwill

The Company recorded goodwill in the amount of $3.5 million associated with the acquisition of First of Huron Corporation completed February 6, 2015. Goodwill is deemed to have an indefinite life and is not amortized but instead is subject to an annual review for impairment.

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

The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the three months ended June 30, 2015
Fair value, beginning of period	$621	$—	$53,788	$54,409
Additions from loans sold with servicing retained	—	—	2,933	2,933
Changes in fair value due to:
Reductions from loans paid off during the period	(24)	—	(1,570)	(1,594)
Changes due to valuation inputs or assumptions (1)	(17)	—	3,163	3,146
Fair value, end of period	$580	$—	$58,314	$58,894
For the six months ended June 30, 2015
Fair value, beginning of period	$691	$—	$69,907	$70,598
Additions from loans sold with servicing retained	—	—	5,848	5,848
Reduction from loans sold and servicing rights sold (2)	—	—	(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(53)	—	(3,859)	(3,912)
Changes due to valuation inputs or assumptions (1)	(58)	—	(880)	(938)
Fair value, end of period	$580	$—	$58,314	$58,894
Principal balance of loans serviced	$187,948	$—	$5,835,932	$6,023,880
For the three months ended June 30, 2014
Fair value, beginning of period	$1,079	$894	$75,919	$77,892
Additions from loans sold with servicing retained	—	57	2,102	2,159
Changes in fair value due to:
Reductions from loans paid off during the period	(11)	(68)	(1,668)	(1,747)
Changes due to valuation inputs or assumptions (1)	(231)	(7)	(3,962)	(4,200)
Fair value, end of period	$837	$876	$72,391	$74,104
For the six months ended June 30, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	123	3,625	3,748
Changes in fair value due to:
Reductions from loans paid off during the period	(68)	(137)	(2,404)	(2,609)
Changes due to valuation inputs or assumptions (1)	(230)	(72)	(6,103)	(6,405)
Fair value, end of period	$837	$876	$72,391	$74,104
Principal balance of loans serviced	$234,921	$41,518	$7,109,497	$7,385,936

(1)	Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

(2)	$12.7 million of servicing rights were sold during the six months ended June 30, 2015 in connection with the sale of $1.2 billion of principal balance of loans serviced.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of June 30, 2015 and December 31, 2014.

	Commercial Real Estate	Mortgage
As of June 30, 2015
Prepayment speed	6.08 - 50.00%	3.68 - 36.97%
Weighted average (“WA”) discount rate	19.48%	9.16%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.19-1.69%
As of December 31, 2014
Prepayment speed	6.41-50.00%	3.63-40.07%
WA discount rate	19.48%	9.14%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.16-1.74%

The Company realized total loan servicing fee income of $2.5 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $5.1 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

The Company additionally utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings and/or deposits.  The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instrument with the changes in cash flows of the designated hedged transactions.  The interest rate swaps designated as cash flow hedges were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss).  The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedges to remain fully effective and does not expect any amounts to be reclassified from accumulated other comprehensive income due to ineffectiveness during the remaining terms of the swaps.

The following table presents the notional amount and fair value of the Company’s derivative instruments held or issued for risk management purposes or in connection with customer-initiated and mortgage banking activities.

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$337	$134	$12,000	$—	$222
Total risk management purposes	22,000	337	134	12,000	—	222
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	196,416	863	—	114,828	—	803
Interest rate lock commitments	122,622	2,029	—	67,817	1,489	—
Customer-initiated derivatives	226,551	2,011	1,870	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	545,589	4,903	1,870	308,001	3,077	2,280
Total gross derivatives	$567,589	$5,240	$2,004	$320,001	$3,077	$2,502

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $66 thousand at June 30, 2015 and $103 thousand at December 31, 2014.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the three months ended June 30,		For the the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2015	2014	2015	2014
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$2,355	$(6,915)	$1,211	$(9,909)
Interest rate lock commitments	Net gain on sale of loans	(1,620)	1,274	542	1,136
Customer-initiated derivatives	Other noninterest income	(122)	6	(38)	19
Total gain (loss) recognized in income		$613	$(5,635)	$1,715	$(8,754)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2015.  We had no interest rate swaps designated as cash flow hedges in the three and six months ended June 30, 2014.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
For the three months ended June 30, 2015
Interest rate swaps designated as cash flow hedges	$558	$(104)	$—
For the six months ended June 30, 2015
Interest rate swaps designated as cash flow hedges	$233	$(192)	$—

At June 30, 2015, the Company expected $363 thousand of unrealized losses to be reclassified as an increase to interest expense during the following 12 months.

Methods and assumptions used by the Company in estimating the fair value of its forward contracts, interest rate lock commitments, customer-initiated derivatives and interest rate swaps designated as cash flow hedges are discussed in Note 3, “Fair Value”.

Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate swaps designated as cash flow hedges and customer-initiated derivatives), may be eligible for offset in the Consolidated Balance Sheet and/or subject to master netting arrangements or similar agreements.  The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The tables below present information about the Company’s financial instruments that are eligible for offset.

				Gross amounts not offset in the statement of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position	Financial instruments	Collateral (received)/posted	Net Amount
June 30, 2015
Offsetting derivative assets
Derivative assets	$2,348	$—	$2,348	$(2,004)	$1,570	$1,914
Offsetting derivative liabilities
Derivative liabilities	2,004	—	2,004	(2,004)	—	—
December 31, 2014
Offsetting derivative assets
Derivative assets	$1,588	$—	$1,588	$(1,588)	$1,689	$1,689
Offsetting derivative liabilities
Derivative liabilities	1,699	—	1,699	(1,588)	111	—

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

The allowance for credit losses on lending-related commitments included $617 thousand and $539 thousand at June 30, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$642,049	$623,846	$1,265,895	$502,762	$463,362	$966,124
Standby letters of credit	62,313	3,441	65,754	69,305	4,197	73,502
Total commitments	$704,362	$627,287	$1,331,649	$572,067	$467,559	$1,039,626

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $26.8 million and $39.8 million at June 30, 2015 and December 31, 2014, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $20.2 million and $31.6 million at June 30, 2015 and December 31, 2014, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of June 30, 2015 and December 31, 2014, we had recorded a liability of $170 thousand and $355 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At June 30, 2015 and December 31, 2014, our standby letters of credit totaled $65.8 million and $73.5 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At June 30, 2015 and December 31, 2014, our liability recorded in connection with these representations and warranties totaled $2.0 million and $4.0 million, respectively.

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

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.10% variable-rate notes	$23,945	0.10%	$25,743	0.10%
FHLB advances: 0.24% - 0.30% fixed-rate notes	200,000	0.27	100,000	0.29
FHLB advances: 0.43% variable-rate notes	—	—	10,000	0.43
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	30,000	3.19	—	—
Total short-term borrowings	253,945	0.60	135,743	0.26
Long-term debt:
FHLB advances: 0.26% - 7.44% fixed-rate notes due 2015 to 2027 (2)	344,001	1.40	286,804	1.57
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037 (3)	55,623	4.19	56,444	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	10,794	2.52	10,724	2.48
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due September 2032 (5)	4,529	3.53	—	—
Total long-term debt	414,947	1.83	353,972	2.02
Total short-term borrowings and long-term debt	$668,892	1.36%	$489,715	1.53%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The June 30, 2015 balance includes advances payable of $338.5 million and purchase accounting premiums of $5.5 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(3)
The June 30, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $5.6 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(4)
The June 30, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.2 million.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.

(5)	The June 30, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $471 thousand.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Securities sold under agreement to repurchase:
Average daily balance	$19,390	$86,444	$19,911	$77,054
Average interest rate during the period	0.10%	0.13%	0.10%	0.11%
Maximum month-end balance	$23,945	$148,826	$23,945	$148,826
FHLB advances:
Average daily balance	$33,517	$38,806	$26,022	$19,634
Average interest rate during the period	0.27%	0.13%	0.27%	0.16%
Maximum month-end balance	$200,000	$90,000	$200,000	$90,000
Federal funds purchased:
Average daily balance	$—	$1,132	$696	$2,254
Average interest rate during the period	—%	0.28%	0.31%	0.25%
Maximum month-end balance	$—	$—	$126,000	$—
FHLB overnight repurchase agreements:
Average daily balance	$—	$—	$—	$4,420
Average interest rate during the period	—%	—%	—%	0.10%
Maximum month-end balance	$—	$—	$—	$—
Holding company line of credit:
Average daily balance	$22,912	$—	$16,271	$11,215
Average interest rate during the period	3.18%	—%	3.18%	3.17%
Maximum month-end balance	$30,000	$—	$30,000	$35,000

Securities sold under agreements to repurchase represent funds deposited with the banks by retail customers (short-term borrowings), of which up to $250 thousand is covered by FDIC insurance for each depositor.  Securities sold under agreements to repurchase are typically delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are additionally collateralized by residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government sponsored enterprises with a carrying value of $83.7 million at June 30, 2015 which are not covered by FDIC insurance. The Company's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

Our subsidiary banks are members of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.  At June 30, 2015, FHLB advances were collateralized by $2.1 billion of commercial and mortgage loans, with $1.2 billion in the form of a blanket lien arrangement and $903.4 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $808.5 million at June 30, 2015; however, due to Board resolutions, this amount is limited to an additional $440.3 million.

 In the first half of 2015, we drew $20.0 million in order to facilitate our repurchase of 2.5 million warrants to repurchase shares of our Class A common stock of an aggregate purchase price of $19.9 million and $10.0 million for working capital on our existing line of credit.

14. INCOME TAXES
Provision for income taxes is computed by applying an estimated annual effective tax rate, based on our forecast of annual income from continuing operations, and then adjusting for any additional tax effects required to be recorded discreetly in the quarter to which they relate.
A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company’s provision for income taxes and effective tax rate follows.

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$9,004	35.0%	$5,726	35.0%	$13,860	35.0%	$18,526	35.0%
Effect of:
Tax exempt income	(644)	(2.6)	(475)	(2.9)	(1,275)	(3.2)	(1,202)	(2.3)
State taxes, net of federal benefit	194	0.8	201	1.2	460	1.2	469	0.9
Change in valuation allowance	—	—	(9,749)	(59.6)	—	—	(10,127)	(19.1)
Bargain purchase gain	—	—	—	—	—	—	(14,692)	(27.9)
Transaction costs	18	0.1	426	2.6	47	0.1	454	0.9
Other, net	(393)	(1.5)	(375)	(2.3)	(472)	(1.2)	670	1.3
Income tax expense (benefit)	$8,179	31.8%	$(4,246)	(26.0)%	$12,620	31.9%	$(5,902)	(11.2)%

15.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  As of June 30, 2015, 1.2 million shares were available to be awarded under the Plan.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  For the six months ended June 30, 2015, there were no stock options granted. During the six months ended June 30, 2014, the Company granted 35 thousand stock options that were fully vested upon issuance and will remain outstanding for 10 years after the grant date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Given the relatively short history of Company stock being publicly traded during the six months ended June 30, 2014, post our public offering in February of 2014, it was not practicable for the Company to estimate volatility of its share price. For the six months ended June 30, 2014 the Company used the average volatility of comparable public Bank holding companies as an input to the valuation model. Since limited historical data is available, the expected term of options granted was estimated to be six years for the six months ended June 30, 2014 based on expected lives used by a sample of other Midwest banks. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. The expected dividend yield is based on historical and projected dividend patterns of the Company’s common shares. At the time the shares were granted in 2014 there were not any expected dividends projected. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

The fair value of options granted during the six months ended June 30, 2014 was determined using the following weighted-average assumptions as of the grant date.

For the six months ended
June 30, 2014
Fair value of options granted	$4.77
Expected dividend yield	—%
Expected volatility	30.02%
Risk-free interest rate	1.98%
Expected life (in years)	6.00

Activity in the Plan during the six months ended June 30, 2015 is summarized below:

		Weighted Average
	Number of Shares (in thousands)	Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,958	$6.96
Exercised (1)	(599)	6.77
Outstanding at June 30, 2015	7,359	6.98	6.22	71,894
Options fully vested	7,359	6.98	6.22	71,894
Exercisable at June 30, 2015	7,359	6.98	6.22	71,894

(1)	Options exercised during the six months ended June 30, 2015 had a weighted average fair value of $15.74, at respective exercise dates.

The total intrinsic value of stock options exercised was $5.4 million for the six months ended June 30, 2015.

Total cash received from option exercises during the six months ended June 30, 2015 was $210 thousand, resulting in the issuance of 35 thousand shares.  During the three months ended June 30, 2015, there were 210 thousand shares issued under the net-settlement option.  The tax benefit realized from option exercises during the six months ended June 30, 2015 was $1.4 million.

All of the Company’s shares were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.  Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $207 thousand and $387 thousand for the three and six months ended June 30, 2014, respectively.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted vest in their entirety following a five-year service period for employees and over a one-year service period for directors.  Restricted stock awards granted to directors during the six months ended June 30, 2015 additionally contain performance-based vesting conditions. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.

The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	378	$14.44
Granted	354	14.98
Vested	(19)	14.44
Forfeited	(2)	14.44
Nonvested at June 30, 2015	711	$14.71

Total expense for restricted stock awards totaled $515 thousand for the three months ended June 30, 2015, of which $441 thousand was included in “Salary and employee benefits” related to employees and $74 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  For the six months ended June 30, 2015, total expense for restricted stock awards totaled $866 thousand, of which $739 thousand was included in "Salary and employee benefits" related to employees and $127 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. For the three and six months ended June 30, 2014, total expense for restricted stock awards totaled $67 thousand for both periods, of which $50 thousand was included in "Salary and employee benefits" related to employees and $17 thousand was included in "Professional fees" related to director in the Consolidated Statements of Income. As of June 30, 2015, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $9.2 million and the weighted-average period over which these costs are expected to be recognized is 4.2 years.

16. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2015, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

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

At June 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios of Talmer West Bank at June 30, 2015 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010.  Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

The following is a summary of actual and required capital amounts and ratios in accordance with current regulatory standards:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015 (Basel III Transitional)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$772,889	15.0%	$412,749	8.0%	N/A	N/A
Talmer Bank and Trust	653,191	14.2	368,064	8.0	$460,080	10.0%
Talmer West Bank (1)	136,659	24.8	44,168	8.0	N/A	N/A
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	717,196	13.9	232,171	4.5	N/A	N/A
Talmer Bank and Trust	606,576	13.2	207,036	4.5	299,052	6.5
Talmer West Bank (1)	129,474	23.5	24,844	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	717,196	13.9	309,561	6.0	N/A	N/A
Talmer Bank and Trust	606,576	13.2	276,048	6.0	368,064	8.0
Talmer West Bank (1)	129,474	23.5	33,126	6.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	717,196	11.5	249,398	4.0	N/A	N/A
Talmer Bank and Trust	606,576	11.1	217,889	4.0	272,361	5.0
Talmer West Bank (1)	129,474	16.6	31,213	4.0	N/A	N/A
December 31, 2014 (Basel I)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$720,552	16.4%	$350,645	8.0%	N/A	N/A
Talmer Bank and Trust	627,851	16.3	308,374	8.0	$385,468	10.0%
Talmer West Bank (1)	101,926	19.6	41,628	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	666,035	15.2	175,323	4.0	N/A	N/A
Talmer Bank and Trust	579,604	15.0	154,187	4.0	231,281	6.0
Talmer West Bank (1)	95,656	18.4	20,814	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	666,035	11.6	230,546	4.0	N/A	N/A
Talmer Bank and Trust	579,604	11.6	200,128	4.0	250,160	5.0
Talmer West Bank (1)	95,656	12.4	30,786	4.0	N/A	N/A

(1)	Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend.  In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  These limitations can affect Talmer Bank and Trust’s ability to pay dividends. During the three months ended June 30, 2015 and 2014, Talmer Bank and Trust paid no dividends, while for the six months ended June 30, 2015 and 2014, dividends of $15.0 million and $25.0 million, respectively, were paid to the Company.

Under FDIC regulations, limitations are imposed on all of Talmer West Bank’s capital distributions, including cash dividends.  As of June 30, 2015, Talmer West Bank was not able to pay any dividends without prior regulatory approval.

On July 29, 2015, a cash dividend on the Company’s Class A common stock of $0.01 per share was declared.  The dividend will be paid on August 21, 2015, to the Company’s Class A common shareholders of record as of August 10, 2015.

17.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Company

(Dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$10,628	$9,497
Investment in banking subsidiaries	792,467	756,452
Income tax benefit	8,429	7,975
Other assets	681	655
Total assets	$812,205	$774,579
Liabilities
Short-term borrowings	$30,000	$—
Long-term debt	15,322	10,724
Accrued expenses and other liabilities	477	2,248
Total liabilities	45,799	12,972
Shareholders’ equity	766,406	761,607
Total liabilities and shareholders’ equity	$812,205	$774,579

Statements of Income and Comprehensive Income - Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Income
Dividend income from subsidiary	$—	$—	$15,000	$25,000
Bargain purchase gain	—	—	—	41,977
Other noninterest income	4	3	9	5
Total income	4	3	15,009	66,982
Expenses
Salaries and employee benefits	1,671	2,042	2,892	5,955
Bank acquisition and due diligence fees	159	266	1,155	1,974
Professional service fees	491	492	868	1,086
Insurance expense	33	213	113	367
Marketing expense	35	26	49	191
Interest on short-term borrowings	187	—	261	151
Interest on long-term debt	182	125	344	252
Other	59	80	173	147
Total expenses	2,817	3,244	5,855	10,123
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(2,813)	(3,241)	9,154	56,859
Income tax benefit	1,082	420	1,735	2,457
Equity in (over)/under distributed earnings of subsidiaries	19,279	23,427	16,092	(483)
Net income	$17,548	$20,606	$26,981	$58,833
Total comprehensive income, net of tax	$17,548	$20,606	$26,981	$58,833

Statements of Cash Flows - Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$26,981	$58,833
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(16,092)	483
Gain on acquisition	—	(41,977)
Stock-based compensation expense	371	248
(Increase) decrease in income tax benefit	(71)	139
Decrease in other assets, net	168	629
Increase (decrease) in accrued expenses and other liabilities, net	(4,194)	317
Net cash from operating activities	7,163	18,672
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(13,323)	(6,500)
Capital contributions to subsidiaries	—	(99,500)
Refund of investment	2,225	—
Net cash used in investing activities	(11,098)	(106,000)
Cash flows from financing activities
Issuance of common stock	—	42,075
Restricted stock awards tax benefits	16	—
Exercise of stock options, including tax benefit	(143)	(661)
Repurchase of warrants to repurchase 2.5 million shares, at fair value	(19,892)	—
Cash dividends paid on common stock (1)	(1,415)	—
Draw on senior unsecured line of credit	30,000	—
Repayment of senior unsecured line of credit	—	(35,000)
Repayment of long-term debt	(3,500)	—
Net cash from financing activities	5,066	6,414
Net increase (decrease) in cash and cash equivalents	1,131	(80,914)
Beginning cash and cash equivalents	9,497	98,411
Ending cash and cash equivalents	$10,628	$17,497

(1)	$0.02 per share for the six months ended June 30, 2015.

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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$17,548	$20,606	$26,981	$58,833
Net income allocated to participating securities	174	26	211	37
Net income allocated to common shareholders (1)	$17,374	$20,580	$26,770	$58,796
Weighted average common shares - issued	71,006	70,107	70,814	69,115
Average unvested restricted share awards	(705)	(86)	(555)	(44)
Weighted average common shares outstanding - basic	70,301	70,021	70,259	69,071
Effect of dilutive securities -
Employee and director stock options	4,339	4,112	4,174	3,991
Warrants	260	1,526	613	1,469
Weighted average common shares outstanding - diluted	74,900	75,659	75,046	74,531
EPS available to common shareholders
Basic	$0.25	$0.29	$0.38	$0.85
Diluted	$0.23	$0.27	$0.36	$0.79

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $16.14 per share and $13.77 per share for the three months ended June 30, 2015 and 2014, respectively and the average stock valuation is $15.12 per share and assumed to be $13.24 per share for the six months ended June 30, 2015 and 2014, respectively.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive.  There were no outstanding antidilutive warrants or options during the three and six months ended June 30, 2015 and no outstanding antidilutive warrants or options for the three and six months ended June 30, 2014.

(Shares in thousands)	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Average outstanding options	8	4
Outstanding exercise prices:
Low end	$14.44	$14.44
High end	$14.44	$14.44

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized gains (losses) on cash flow hedges, net of tax		Total unrealized gains (losses), net of tax
Three months ended June 30, 2015
Beginning balance	$6,939		$(299)		$6,640
Other comprehensive income (loss) before reclassifications	(4,831)		362		(4,469)
Amounts reclassified from accumulated other comprehensive income	(3)	(1)	68	(2)	65
Net current period other comprehensive income (loss)	(4,834)		430		(4,404)
Ending balance	$2,105		$131		$2,236
Three months ended June 30, 2014
Beginning balance	$(2,415)		$—		$(2,415)
Other comprehensive income before reclassifications	4,648		—		4,648
Amounts reclassified from accumulated other comprehensive income	—	(1)	—		—
Net current period other comprehensive income	4,648		—		4,648
Ending balance	$2,233		$—		$2,233
Six months ended June 30, 2015
Beginning balance	$3,995		$(145)		$3,850
Other comprehensive income (loss) before reclassifications	(1,956)		151		(1,805)
Amounts reclassified from accumulated other comprehensive income	66	(1)	125	(2)	191
Net current period other comprehensive income (loss)	(1,890)		276		(1,614)
Ending balance	$2,105		$131		$2,236
Six months ended June 30, 2014
Beginning balance	$(7,996)		$—		$(7,996)
Other comprehensive income before reclassifications	8,728		—		8,728
Amounts reclassified from accumulated other comprehensive income	1,501	(1)	—		1,501
Net current period other comprehensive income	10,229		—		10,229
Ending balance	$2,233		$—		$2,233

(1)
Amounts are included in “Net gain (loss) on sales of securities” in the Consolidated Statements of Income within total noninterest income and were net gains of $6 thousand and $0 for the three months ended June 30, 2015 and 2014, respectively, and net losses of $101 thousand and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.  Income tax provision (benefit) associated with the reclassification adjustments for three months ended June 30, 2015 and 2014 was an expense of $3 thousand and $0, respectively, and for the six months ended June 30, 2015 and 2014 was a benefit of $35 thousand and $809 thousand, respectively, and are included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

(2)
Amount is included in “Other brokered funds” in the Consolidated Statements of Income within total interest expense and was $104 thousand for the three months ended June 30, 2015, and $192 thousand for the six months ended June 30, 2015. Income tax benefit associated with the reclassification adjustment for the three months ended June 30, 2015 was $36 thousand and for the six months ended June 30, 2015 was $67 thousand and included in “Income tax provision (benefit)” in the Consolidated Statements of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three and six months ended June 30, 2015 and June 30, 2014 and also analyzes our financial condition as of June 30, 2015 as compared to December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.
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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and June 30, 2015, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities.  Through our wholly-owned subsidiary banks, Talmer Bank and Talmer West Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

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

We have grown substantially since our operations began in August of 2007 through a combination of organic growth and acquisitions.  Since April 30, 2010, Talmer Bank has acquired the following four banks from the FDIC, as receiver, all of which have been fully integrated into our operations:

•CF Bancorp, Port Huron, Michigan on April 30, 2010;
•First Banking Center, Burlington, Wisconsin on November 19, 2010;
•Peoples State Bank, Hamtramck, Michigan on February 11, 2011; and
•Community Central Bank, Mount Clemens, Michigan on April 29, 2011.

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

On February 6, 2015, we closed on the acquisition of First of Huron Corp. acquiring $228.3 million in assets at fair value, including $162.3 million in loans, net of unearned income and $34.0 million in investment securities.  We also acquired $218.4 million of liabilities at fair value, including $201.5 million of retail deposits and $13.1 million of debt.

As of June 30, 2015, we had $4.5 billion in total loans, compared to $4.2 billion at December 31, 2014.  Over 63% of our total loans at June 30, 2015 were generated through non-acquisition growth, primarily as a result of the various commercial and residential lenders that we hired over the past five years.  Of the $4.5 billion in total loans at June 30, 2015, $1.6 billion, or 36.4%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $27.0 million for the six months ended June 30, 2015, compared to $58.8 million for the six months ended June 30, 2014.  During the six months ended June 30, 2015 we incurred $3.8 million of transaction and integration related expenses including severance expense, data processing fees, professional service fees and bank acquisition and due diligence fees primarily related to our successful acquisition of First of Huron Corp.  Net income for the six months ended June 30, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank and $11.9 million of transaction and integration related expenses.  While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions.  We completed the operational integrations of both Talmer West Bank and First of Huron Corp. in February of 2015.  We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow.  We place our focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

As of June 30, 2015, our total assets were $6.4 billion, our net total loans were $4.5 billion, our total deposits were $4.9 billion and our total shareholder’s equity was $766.4 million.

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

Economic Overview
Gross Domestic Product (“GDP”) growth in the first quarter 2015 decreased 0.2% compared to the fourth quarter 2014 growth of 2.2% and the third quarter 2014 growth of 5.0%, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce. Economists believe this decrease to be the result of an unusually hard winter and expect second quarter 2015 to show a return to growth.
According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.3% as of June 30, 2015, down from 5.6% as of December 31, 2014 and 6.7% as of December 31, 2013. While the unemployment rate did show continued signs of improvement, recent jobs reports have been lower than expected by leading economists.
Total home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.7 million units for the rolling twelve months ended May 31, 2015, up 9.7% from the rolling twelve month total of 4.3 million units as of May 31, 2014. Inventory levels fell to a 5.2 months’ supply, or 2 million units, as of May 31, 2015, compared to a 5.6 months’ supply as of May 31, 2014. New home sales were up to a seasonally adjusted annual rate of 546 thousand units as of May 31, 2015, up 19.5% from 457 thousand as of May 31, 2014. Inventory for new homes decreased to a 4.5 months’ supply as of May 31, 2015 versus a 5.1 months’ supply as of May 31, 2014, while the median sales price of new homes fell 1% to $283 thousand for the same period. Home values of existing homes, as indicated

by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 4.9% from April 2014 to April 2015. However, the pace of increasing values has fallen from the April 2014 year over year increase of 10.8%.
Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 6.1% for the 12 months ending June 30, 2015, compared to the 12 months ending December 31, 2014, with business filings down 7.2% and personal filings down 6.1% for the period. It should be noted that the pace of reduction has slowed, and that business filings in Northern Illinois were up 6.8%, the first increases in over 3 years.
Consumer delinquencies saw some improvement during the period with prime mortgage delinquency falling to 3.18% as of May 31, 2015 versus 3.25% as of December 31, 2014 and 3.53% as of December 31, 2013, according to the Mortgage Bankers Association. New foreclosures on prime loans were at 0.28% as of May 31, 2015, unchanged from December 31, 2014 but down from 0.35% as of December 31, 2013. According to S&P Indices, first mortgages in default were also down at 0.74% as of May 31, 2015 from 0.92% as of May 31, 2014.
According to the Beige Book published by the Federal Reserve Board in June 2015, overall economic activity was improved. The Fourth (Cleveland) Federal Reserve District reported a slight pace of expansion, while the Seventh (Chicago) Federal Reserve District and the twelfth District (San Francisco) reported moderate growth.
On balance, the Cleveland District’s economy expanded at a slight pace. Activity at manufacturing plants was mixed. Nonresidential building contractors reported a strong boost in activity; homebuilders saw a mild pickup in single-family starts during April following a slow first quarter. Retail sales were marginally higher than those of a year ago, while new car sales fell slightly year-over-year. Activity in the Marcellus and Utica Shales leveled out after a sharp decline in the first quarter. Most freight haulers indicated that volume has softened over the period. The demand for business and consumer credit continued to move slowly higher. Payrolls in the Cleveland District showed little changed on net. Staffing firms reported a pickup in the number of job openings in healthcare, IT, and manufacturing. However, job placements did not keep pace because of difficulty in finding qualified applicants, especially for technical positions. Upward pressure on wages is limited to experienced and technically skilled personnel. Overall, input and finished-goods prices were steady. There were reports about declines in prices for steel, beef, and dairy products, and rising prices for some building materials and diesel fuel.

Growth in economic activity in the Chicago District remained moderate in April and early May, and contacts expected growth to continue at a similar pace over the next six to twelve months. Consumer spending, business spending, and manufacturing production all grew moderately, while construction and real estate activity increased at a somewhat slower pace. Credit conditions improved some. Cost pressures generally changed little, with low prices for most raw materials and a slight increase in wages. Overall, crops prices fell and livestock prices rose. Growth in consumer spending was moderate in April and early May. Contacts reported strong sales in the restaurant, entertainment, and sporting goods sectors, while the seasonal pickup in home furnishings and lawn and garden equipment came in as expected. Relatively slower growth persisted in apparel and food and beverages. Growth in business spending remained moderate. Most manufacturers and retailers reported comfortable inventory levels. Exceptions included steel service centers, where stocks remained elevated because of the large volume of imports in the beginning of the year, and auto dealers that sell high volumes of cars, where inventories were elevated because of the shift in demand towards light trucks. The pace of capital spending picked up somewhat and plans for the next six to twelve months continued to indicate steady growth in expenditures. Outlays were again primarily for replacement of industrial and IT equipment, though many contacts also reported spending for capacity expansion. Of those currently expanding capacity, most reported that increased demand was motivating the increase, though many also said the increase was a by-product of replacing obsolete equipment with newer capital.

Economic activity in the San Francisco District expanded at a moderate pace during the reporting period of early April to late May. Overall price inflation firmed somewhat, while wage gains picked up a bit but remained moderate on balance. Retail sales and demand for consumer services grew moderately. Manufacturing activity was mixed but appeared to have been flat overall. Agricultural output expanded. Real estate activity strengthened, predominantly in the multifamily sector. Lending activity expanded, largely spurred by growth in real estate financing. Retail sales grew at a moderate pace. Several contacts mentioned that low fuel prices provided a tailwind for consumer spending on other products. Automobile sales grew robustly relative to the same period last year, particularly for light trucks and SUVs. Consumers exhibited strong demand for entertainment and gaming products, and some contacts reported difficulties meeting this demand growth due to inadequate availability of skilled labor. Sales of food and beverages rose, but contacts noted a shift towards lower-priced products. Business investment spending in the retail sector held largely steady, with most investment activity aimed at enhancing productivity.

The economy in the state of Michigan noted slow improvements during the period.  The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 5.5% as of May 31, 2015, down from 6.4% as of December 31,

2014 and 8.3% as of December 31, 2013. Other improvements included a 6.0% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014.
As of June 30, 2015, $1.6 billion, or 34.7% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was up at 6.6% as of May 31, 2015, from 6.5% as of December 31, 2014, but down from 8.0% at December 31, 2013. The Detroit-Warren-Livonia MSA has been experiencing a recovery in the housing market and showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 4.1% for the rolling twelve months ending April 30, 2015. It should be noted that the pace of increase has slowed from 15% for the 12 months ending April 30, 2014.
The Ohio economy also showed signs of slowing recovery. Unemployment was up slightly at 5.2% as of May 31, 2015, compared to 5.1% as of December 31, 2014 and 7.1% as of December 31, 2013. The Cleveland MSA showed higher unemployment of 6.0% as of May 31, 2015, up from 5.2% as of December 31, 2014. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 3.4% during the 12 months ending June 30, 2015 when compared to the 12 months ending December 31, 2014.  The Case-Shiller index for the Cleveland market indicates housing prices increases have cooled and were up only 1.4% for the twelve month period ending April 30, 2015, versus 2.7% increase for the 12 months ending April 30, 2014.
The Illinois economy also showed signs of a slowing recovery. Unemployment was down at 6.0% as of May 31, 2015, compared to 6.2% as of December 31, 2014 and 8.9% as of December 31, 2013. This is the lowest rate since April 2008. Unemployment in the Chicago MSA increased slightly to 5.8% as of May 31, 2015, up from 5.7% as of December 31, 2014 but down from 8.3% as of December 31, 2013. Bankruptcies in the Northern Illinois region were down 4.0% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. However, business filings were up 6.8% for the same period. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 2.4% for the twelve month period ending April 30, 2015, compared to 10.8% increase for the 12 months ending April 30, 2014.
The Indiana economy continued to recover.  The unemployment rate was down at 5.1% as of May 31, 2015, compared to 5.9% as of December 31, 2014 and from 6.8% as of December 31, 2013. This is the lowest unemployment rate in Indiana since March 2008. Unemployment in the Elkhart MSA was also down at 3.8% as of May 31, 2015 versus 5.1% as of December 31, 2014, and from 6.4% as of December 31, 2013. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending June 30, 2015 was down 2.9% compared to the 12 months ending December 31, 2014. Real estate values have improved according to statistics from Zillow with prices increasing 0.3% for the twelve months ending June 30, 2015.
The Nevada economy also showed signs a slowing recovery. Unemployment was flat at 7.0% as of May 31, 2015 compared to 7.0% as of December 31, 2014 and down from 9.0% as of December 31, 2013. This is Nevada’s lowest rate since June 2008. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 9.2% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas MSA were up 6.3% for the 12 months ending April 30, 2015 versus an increase of 18.8% for the 12 months ending April 30, 2014.
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
At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories: (1) specifically reviewed loans - loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans - loans where the future cash flows for each loan are estimated using an automated cash flow calculation model. For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value. For our acquisition of CF Bancorp approximately 50% of the acquired loan portfolio was specifically reviewed. For our acquisitions of First Banking Center and Peoples State Bank approximately 60% of the acquired loan portfolios were specifically reviewed for each of these acquisitions. For our acquisition of First Place Bank approximately 30% of the acquired loan portfolio was specifically reviewed. For our acquisition of Talmer West Bank approximately 50% of the acquired loan portfolio was specifically reviewed. For our acquisition of First of Huron Corp., the specifically reviewed loan population included all loans with an outstanding balance of $250 thousand or more and a substantial portion of impaired loans with a balance of $200 thousand or more as of the February 6, 2015 acquisition date, resulting in approximately 35% of the acquired loan portfolio being specifically reviewed.
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
We modify loans in the normal course of business and assess all loan modifications to determine whether a modification constitutes a troubled debt restructuring (“TDR”) in accordance with ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” (“ASC 310-40”). For non-purchased credit impaired loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing difficulties and we have granted a concession to the borrower that we would not normally consider and we conclude the concession results in an inability to collect all amounts due, including interest accrued at the original contractual terms. The concessions granted may include: principal deferral, interest rate concession, forbearance, principal reduction or A/B note restructure (where the original loan is restructured into two notes where, one reflects the portion of the modified loan which is expected to be collected, and one that is fully charged off). None of the modifications to date were due to partial satisfaction of the loan.
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

Financial Results

We had net income for the three months ended June 30, 2015 of $17.5 million, or $0.23 per average diluted share, compared to $20.6 million, or $0.27 per average diluted share, for the same period ended June 30, 2014. The decrease in net income of $3.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily reflects an increase in income tax provision of $12.4 million and a decrease in net interest income of $2.8 million, partially offset by an increase in noninterest income of $8.1 million and a decline in total provision for loan losses of $3.2 million to a net benefit.
We had net income for the six months ended June 30, 2015 of $27.0 million, or $0.36 per average diluted share, compared to $58.8 million, or $0.79 per average diluted share, for the same period ended June 30, 2014. Net income for the six months ended June 30, 2015 increased $10.1 million, excluding the bargain purchase gain of $42.0 million from the January 1, 2014 acquisition of Talmer West Bank, when compared to the results for the six months ended June 30, 2014. This increase primarily reflects an increase in noninterest income of $13.8 million and decreases in noninterest expense of $9.6 million and total provision for loan losses of $5.1 million, partially offset by an increase in income tax provision of $18.5 million.
Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three and six months ended June 30, 2015 and 2014. The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three and six months ended June 30, 2015 and 2014.
We had net interest income of $49.6 million for the three months ended June 30, 2015, a decrease of $2.8 million from $52.4 million for the same period in 2014. The decrease in net interest income in the three months ended June 30, 2015, compared to the same period in 2014, was primarily due to increases of $3.0 million in negative accretion of the FDIC indemnification asset and $2.0 million in total interest expense, partially offset by a $1.5 million increase in interest and fees on loans. The increase in negative accretion of the FDIC indemnification asset was primarily driven by our continued increases in cash flow expectations on covered loans as a result of our quarterly re-estimations. The increases in interest expense and interest and fees on loans were primarily driven by the significant growth in total deposits and loans, respectively. Our net interest margin (FTE) for the three months ended June 30, 2015 decreased 84 basis points to 3.50% from 4.34% for the comparable period in 2014. The decrease in net interest margin was primarily due to a decline in the benefit provided by our higher yielding covered loan portfolio, significantly comprised of purchased credit impaired loans, as the balances continue to run-off and an increase in the impact of the negative accretion of the FDIC indemnification asset as we continue to experience increases in cash flow expectations on covered loans as a result of our quarterly re-estimation process.
We had net interest income of $100.6 million for both the six months ended June 30, 2015 and 2014. The six months ended June 30, 2015 included a $3.1 million increase in interest income offset by a $3.1 million increase in interest expense compared to the same period in 2014. The increase in interest income was primarily driven by an increase of $8.0 million in interest and fees on loans, partially offset by a $5.6 million increase in negative accretion of the FDIC indemnification asset. The changes in interest expense, interest and fees on loans and the negative accretion of the FDIC indemnification asset for the six months ended June 30, 2015 compared to the same period in 2014, are reflective of the same reasons described in three months analysis above. Our net interest margin (FTE) for the six months ended June 30, 2015 decreased 50 basis points to 3.64% from 4.14% for the comparable period in 2014. The decrease in net interest margin was primarily due to a decline in the benefit provided by our higher yielding covered loan portfolio, significantly comprised of purchased credit impaired loans, as the balances continue to run-off and an increase in the impact of the negative accretion of the FDIC indemnification asset as we continue to experience increases in cash flow expectations on covered loans as a result of our quarterly re-estimation process.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the three months ended June 30, 2015 and 2014, the yield on total loans was 5.14% and 6.10%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.28% and 4.68%, respectively. For the six months ended June 30, 2015 and 2014, the yield on total loans was 5.31% and 5.96%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.43% and 4.85%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield.
Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payments from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 73.00% and 65.63% for the three and six months ended June 30, 2015, respectively, compared to 19.11% and 20.25% for the three and six months ended June 30, 2014, respectively. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by nine basis points and six basis points for the three and six months ended June 30, 2015, compared to 64 basis points and 33 basis points for the three and six months ended June 30, 2014. The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$195,874	$117	0.24%	$250,239	$171	0.28%
Federal funds sold and other short-term investments	152,593	269	0.71	76,474	131	0.69
Investment securities (3):
Taxable	527,632	2,375	1.81	512,692	2,139	1.67
Tax-exempt	250,765	1,658	3.52	176,075	1,213	3.73
Federal Home Loan Bank stock	20,380	224	4.40	12,980	291	9.01
Gross uncovered loans (4)	4,250,403	48,919	4.62	3,254,119	41,198	5.08
Gross covered loans (4)	302,078	9,400	12.48	477,238	15,576	13.09
FDIC indemnification asset	46,971	(8,548)	(73.00)	115,565	(5,506)	(19.11)
Total earning assets	5,746,696	54,414	3.84%	4,875,382	55,213	4.58%
Non-earning assets:
Cash and due from banks	86,290			111,501
Allowance for loan losses	(51,033)			(58,562)
Premises and equipment	47,775			57,661
Core deposit intangible	14,465			15,740
Goodwill	3,524			—
Other real estate owned and repossessed assets	44,888			56,155
Loan servicing rights	55,986			76,431
FDIC receivable	6,830			6,380
Company-owned life insurance	104,327			90,228
Other non-earning assets	236,881			215,431
Total assets	$6,296,629			$5,446,347
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$828,482	$382	0.19%	$714,231	$216	0.12%
Money market and savings deposits	1,267,347	562	0.18	1,352,163	492	0.15
Time deposits	1,353,226	2,131	0.63	1,215,585	1,432	0.47
Other brokered funds	483,716	607	0.50	80,478	35	0.17
Short-term borrowings	75,819	209	1.10	126,382	33	0.11
Long-term debt	463,210	914	0.79	209,721	627	1.20
Total interest-bearing liabilities	4,471,800	4,805	0.43%	3,698,560	2,835	0.31%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	976,044			965,966
FDIC clawback liability	28,087			25,787
Other liabilities	62,414			46,052
Shareholders’ equity	758,284			709,982
Total liabilities and shareholders’ equity	$6,296,629			$5,446,347
Net interest income		$49,609			$52,378
Interest spread			3.41%			4.27%
Net interest margin as a percentage of interest earning assets			3.46%			4.31%
Tax equivalent effect			0.04%			0.03%
Net interest margin on a fully tax equivalent basis			3.50%			4.34%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $540 thousand and $425 thousand on tax-exempt securities for the three months ended June 30, 2015 and 2014, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Includes nonaccrual loans.

	For the six months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$176,459	$203	0.23%	$324,900	$387	0.24%
Federal funds sold and other short-term investments	125,159	434	0.70	73,597	271	0.74
Investment securities (3):
Taxable	510,948	4,698	1.85	500,586	4,005	1.61
Tax-exempt	243,657	3,273	3.54	174,161	3,178	4.97
Federal Home Loan Bank stock	20,529	469	4.61	17,677	513	5.86
Gross uncovered loans (4)	4,175,903	98,424	4.75	3,236,360	80,890	5.04
Gross covered loans (4)	315,846	19,833	12.66	495,323	29,385	11.96
FDIC indemnification asset	54,685	(17,798)	(65.63)	121,740	(12,224)	(20.25)
Total earning assets	5,623,186	109,536	3.96%	4,944,344	106,405	4.39%
Non-earning assets:
Cash and due from banks	88,729			100,634
Allowance for loan losses	(52,145)			(58,027)
Premises and equipment	48,074			56,694
Core deposit intangible	14,334			16,264
Goodwill	2,803			—
Other real estate owned and repossessed assets	46,715			57,847
Loan servicing rights	58,074			78,238
FDIC receivable	6,155			6,722
Company-owned life insurance	102,634			65,732
Other non-earning assets	235,798			215,133
Total assets	$6,174,357			$5,483,581
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$800,487	$672	0.17%	$711,766	$440	0.12%
Money market and savings deposits	1,239,805	1,033	0.17	1,374,101	986	0.14
Time deposits	1,308,911	3,958	0.61	1,268,122	2,923	0.46
Other brokered funds	536,186	1,230	0.46	80,240	64	0.16
Short-term borrowings	62,900	288	0.92	114,577	208	0.37
Long-term debt	432,786	1,714	0.80	210,722	1,201	1.15
Total interest-bearing liabilities	4,381,075	8,895	0.41%	3,759,528	5,822	0.31%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	948,856			951,432
FDIC clawback liability	27,600			25,433
Other liabilities	58,004			43,078
Shareholders’ equity	758,822			704,110
Total liabilities and shareholders’ equity	$6,174,357			$5,483,581
Net interest income		$100,641			$100,583
Interest spread			3.55%			4.08%
Net interest margin as a percentage of interest earning assets			3.61%			4.10%
Tax equivalent effect			0.03%			0.04%
Net interest margin on a fully tax equivalent basis			3.64%			4.14%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $1.0 million and $1.1 million on tax-exempt securities for the six months ended June 30, 2015 and 2014, respectively, using the statutory tax rate of 35%.

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

	For the three months ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(20)	$(34)	$(54)
Federal funds sold and other short-term investments	4	134	138
Investment securities:
Taxable	172	64	236
Tax-exempt	(51)	496	445
FHLB stock	(188)	121	(67)
Gross uncovered loans	(4,008)	11,729	7,721
Gross covered loans	(695)	(5,481)	(6,176)
FDIC indemnification asset	(7,913)	4,871	(3,042)
Total interest income	(12,699)	11,900	(799)
Interest-bearing liabilities
Interest-bearing demand deposits	127	39	166
Money market and savings deposits	102	(32)	70
Time deposits	523	176	699
Other brokered funds	156	416	572
Short-term borrowings	194	(18)	176
Long-term debt	(270)	557	287
Total interest expense	832	1,138	1,970
Change in net interest income	$(13,531)	$10,762	$(2,769)

	For the six months ended June, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(13)	$(171)	$(184)
Federal funds sold and other short-term investments	(17)	180	163
Investment securities:
Taxable	609	84	693
Tax-exempt	(972)	1,067	95
FHLB stock	(119)	75	(44)
Gross uncovered loans	(4,830)	22,364	17,534
Gross covered loans	1,631	(11,183)	(9,552)
FDIC indemnification asset	(15,284)	9,710	(5,574)
Total interest income	(18,995)	22,126	3,131
Interest-bearing liabilities
Interest-bearing demand deposits	172	60	232
Money market and savings deposits	149	(102)	47
Time deposits	938	97	1,035
Other brokered funds	289	877	1,166
Short-term borrowings	206	(126)	80
Long-term debt	(453)	966	513
Total interest expense	1,301	1,772	3,073
Change in net interest income	$(20,296)	$20,354	$58

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

Uncovered loans

The provision for loan losses on uncovered loans was $1.1 million for the three months ended June 30, 2015, compared to $3.2 million for the three months ended June 30, 2014. The provision for loan losses on uncovered loans was $4.5 million for the six months ended June 30, 2015, compared to $9.6 million for the six months ended June 30, 2014. Our allowance for loan losses was $36.6 million, or 0.86% of uncovered loans at June 30, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014. The provision for loan losses on uncovered loans for the three and six months ended June 30, 2015 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans, additional provisions for loan growth outside of the First of Huron Corp. acquisition and an increase in provisions for impaired loans individually evaluated, partially offset by the relief of allowance for loan losses due to payments received on uncovered loans previously carrying an allowance for loan losses. The provision for loan losses on uncovered loans for the three and six months ended June 30, 2014 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans and additional provisions for organic loan growth outside of the Talmer West Bank acquisition, partially offset by the impact of improvements in historical loss factors. We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively, and $4.3 million and $8.1 million, for the three and six months ended June 30, 2014, respectively. The re-estimations also resulted in improvements in gross cash flow expectations on uncovered purchased credit impaired loans of $13.1 million and $34.4 million for the three and six months ended June 30, 2015, respectively, and $16.5 million and $24.5 million for the three and six months ended June 30, 2014, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.
Covered loans
For the three months ended June 30, 2015, we had a provision benefit for covered loan losses of $8.4 million, compared to a provision benefit for covered loans of $7.3 million for the three months ended June 30, 2014. For both the six months ended June 30, 2015 and 2014 we had a provision benefit for covered loan losses of $9.8 million. Our allowance for loan losses on covered loans was $16.3 million, or 5.82% of total covered loans, at June 30, 2015 compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014. The provision benefit for covered loan losses for the three and six months ended June 30, 2015 and 2014 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously charged-off and/or carrying an allowance for loan loss, partially offset by impairment recorded as a result of our re-estimation of cash flows for covered purchased credit impaired loans. We recorded impairment related to re-estimations of cash flows for covered purchased credit impaired loans of $1.2 million and $2.9 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.4 million for the three and six months ended June 30, 2014, respectively. The re-estimations also resulted in improvements in gross cash flow expectations on covered purchased credit impaired loans of $8.6 million and $16.7 million, respectively, compared to the re-estimations completed for the three and six months ended June 30, 2014 of $8.0 million and $16.5 million for the three and six months ended June 30, 2015, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan. Many of our covered loans were originated prior to or during the recession and these loans typically have weak credit metrics such as high loan to value ratios and low debt service coverage ratios. Therefore, the ultimate credit outcome for the covered loans can be volatile. As the economy continues to stabilize, we have seen many of these covered loans perform better than expected, while some are performing worse than expected.
A substantial portion of the provision or benefit for loan loss on covered loans is offset by FDIC loss sharing income. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the “Analysis of the Allowance for Loan Losses - Uncovered” and the “Analysis of the Allowance for Loan Losses - Covered” tables in this financial review.

The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Benefit for loan losses - covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$1,223	$1,066	$2,938	$2,365
Additional benefit recorded, net of charge-offs, for covered loans	(9,605)	(8,387)	(12,739)	(12,184)
Total benefit for loan losses-covered	$(8,382)	$(7,321)	$(9,801)	$(9,819)
Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	765	1,923	1,042	3,504
Expense recorded, to offset benefit, for covered loans	(6,534)	(5,942)	(8,324)	(7,459)
Total loss sharing income (expense) due to provision for loan losses-covered	(5,769)	(4,019)	(7,282)	(3,955)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	458	(857)	1,896	(1,139)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(3,071)	(2,445)	(4,415)	(4,725)
Net (increase) decrease to income before taxes	$(2,613)	$(3,302)	$(2,519)	$(5,864)

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $8.6 million and $8.0 million for the three months ended June 30, 2015 and 2014, respectively and $16.7 million and $16.5 million for the six months ended June 30, 2015 and 2014, respectively.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest income
Deposit fee income	$2,561	$3,188	$4,881	$6,486
Mortgage banking and other loan fees	4,698	(1,122)	3,437	(37)
Net gain on sales of loans	8,748	5,681	17,366	8,725
Bargain purchase gain	—	—	—	41,977
FDIC loss sharing income	(5,928)	(3,434)	(6,996)	(3,547)
Accelerated discount on acquired loans	7,444	4,326	15,642	10,792
Net gain (loss) on sales of securities	6	—	(101)	(2,310)
Other income	4,569	5,312	9,299	9,605
Total noninterest income	$22,098	$13,951	$43,528	$71,691

Noninterest income increased $8.1 million to $22.1 million for the three months ended June 30, 2015, from $14.0 million for the same period of 2014. The increase in noninterest income for the three months ended June 30, 2015, compared to 2014, was primarily due to increases in mortgage banking and other loan fees of $5.8 million, in accelerated discount on acquired loans of $3.1 million and in net gain on sales of loans of $3.1 million, partially offset by a decrease in FDIC loss sharing income of $2.5 million. The increase in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights. Changes in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds increased earnings by $3.1 million in the three months ended June 30, 2015, compared to a detriment to earnings of $4.2 million for the same period in 2014. Changes in the fair value of loan servicing rights due to reductions in servicing rights from loans paid off during the period were a detriment to earnings of $1.6 million for the three months ended June 30, 2015 and $1.7 million for the same period in 2014. Changes in accelerated discount on acquired loans was as a result of cash payments received outside of expected terms. The increase in net gain on sales of loans was driven by an increase in the volume of loans originated and sold in the second quarter 2015. The decline in FDIC loss sharing income primarily reflects the amounts owed to the FDIC related to recoveries received on previously claimed charge-offs.

Noninterest income decreased $28.2 million to $43.5 million for the six months ended June 30, 2015, from $71.7 million for the same period of 2014. The decrease in noninterest income for the six months ended June 30, 2015, compared to 2014, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in the first quarter of 2014. Excluding the bargain purchase gain recognized in the first quarter of 2014, noninterest income increased $13.8 million in the six months ended June 30, 2015, compared to the same period in 2014, primarily due to increases in net gain on sales of loans of $8.6 million, in accelerated discount on acquired loans of $4.9 million, and in mortgage banking and other loans fees of $3.5 million, partially offset by a decrease in FDIC loss sharing income of $3.4 million. The increase in mortgage banking and other loan fees was primarily driven by changes in the fair value of loan servicing rights. The increase in net gain on sales of loans was driven by an increase in the volume of loans originated and sold in the first half of 2015. Changes in accelerated discount on acquired loans was as a result of cash payments received outside of expected terms. Changes in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds were a detriment to earnings of $938 thousand in the six months ended June 30, 2015, compared to a detriment of $6.4 million for the same period in 2014. Changes in the fair value of loan servicing rights due to reductions in servicing rights from loans paid off during the period were a detriment to earnings of $3.9 million for the six months ended June 30, 2015 and a detriment of $2.6 million for the same period in 2014. The decline in FDIC loss sharing income primarily reflects the amounts owed to the FDIC related to recoveries received on previously claimed charge-offs.

Noninterest Expenses

The following table presents noninterest expenses for the three and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest expense
Salary and employee benefits	$28,685	$30,466	$57,897	$66,317
Occupancy and equipment expense	8,415	7,871	16,081	16,914
Data processing fees	1,805	2,260	3,659	4,000
Professional service fees	3,275	2,628	6,818	6,665
FDIC loss sharing expense	133	983	1,082	1,507
Bank acquisition and due diligence fees	419	268	1,831	3,197
Marketing expense	1,483	1,605	2,578	2,696
Other employee expense	826	752	1,760	1,395
Insurance expense	1,527	868	3,057	2,699
Other expense	6,725	6,370	15,125	14,129
Total noninterest expense	$53,293	$54,071	$109,888	$119,519

Noninterest expenses decreased $778 thousand to $53.3 million for the three months ended June 30, 2015, from $54.1 million for the same period in 2014. The decrease in noninterest expense was primarily due to a decrease of $1.8 million in salary and employee benefits.
Noninterest expenses decreased $9.6 million to $109.9 million for the six months ended June 30, 2015, from $119.5 million for the same period in 2014. The decrease in noninterest expense included a decrease in transaction and integration related expenses of $8.1 million, which is more fully discussed below. The decrease in noninterest expenses excluding transaction and integration related expenses was $1.5 million for the six months ended June 30, 2015 compared to 2014 was primarily due to a decrease of $3.9 million in salary and employee benefits.

Transaction and integration related expenses of $3.8 million for the six months ended June 30, 2015 included anticipated and paid severance payments for reductions in the work force following the acquisition and integration of First of Huron Corp. and the operational integration of Talmer West Bank which were each completed in February of 2015, system conversion expenses and bank acquisition and due diligence fees. Transaction and integration related expenses of $11.9 million for the six months ended June 30, 2014 included severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to termination of certain software contracts. Transaction and integration related expenses for the six months ended June 30, 2015 and 2014 are detailed in the tables below.

	For the six months ended June 30, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$57,897	$972	$56,925
Occupancy and equipment expense	16,081	—	16,081
Data processing fees	3,659	875	2,784
Professional service fees	6,818	88	6,730
FDIC loss sharing expense	1,082	—	1,082
Bank acquisition and due diligence fees	1,831	1,831	—
Marketing expense	2,578	—	2,578
Other employee expense	1,760	—	1,760
Insurance expense	3,057	—	3,057
Other expense	15,125	—	15,125
Total noninterest expense	$109,888	$3,766	$106,122

	For the six months ended June 30, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$66,317	$5,516	$60,801
Occupancy and equipment expense	16,914	2,050	14,864
Data processing fees	4,000	—	4,000
Professional service fees	6,665	400	6,265
FDIC loss sharing expense	1,507	—	1,507
Bank acquisition and due diligence fees	3,197	3,197	—
Marketing expense	2,696	449	2,247
Other employee expense	1,395	—	1,395
Insurance expense	2,699	—	2,699
Other expense	14,129	240	13,889
Total noninterest expense	$119,519	$11,852	$107,667

Our core operating efficiency ratio improved to 68.6% for the six months ended June 30, 2015, compared to 76.8% for the six months ended June 30, 2014. The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss sharing income and $1.8 million of net expense recognized in the second quarter of 2015 related to our targeted review of property efficiency which included a review of certain lease contracts resulting in lease buyouts, final sales of unused properties and impairments recognized on owned properties under review for potential upcoming sales. Management believes this non-GAAP financial measure provides useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we do acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.
Income Taxes and Tax-Related Items

During the three months ended June 30, 2015, we recognized income tax expense of $8.2 million on $25.7 million of pre-tax income resulting in an effective tax rate of 31.8%, compared to the three months ended June 30, 2014, in which we recognized an income tax benefit of $4.2 million on $16.4 million of pre-tax income, resulting in an effective tax rate of a negative 26.0%. The difference between the negative effective income tax rate for the three months ended June 30, 2014 and the effective income tax rate for the three months ended June 30, 2015 resulted primarily from the relief of $9.7 million of valuation allowance related to the deferred tax assets acquired in the First Place Bank acquisition.  The effective income tax rate for the three months ended June 30, 2014 would have been a positive 33.6% without the valuation allowance adjustment.
During the six months ended June 30, 2015, we recognized income tax expense of $12.6 million on $39.6 million of pre-tax income resulting in an effective tax rate of 31.9%, compared to the six months ended June 30, 2014, in which we recognized an income tax benefit of $5.9 million on $52.9 million of pre-tax income, resulting in an effective tax rate of a negative 11.2%. The difference between the negative effective income tax rate for the six months ended June 30, 2014 and the effective income tax rate for the six months ended June 30, 2015 resulted primarily from treating the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 as non-taxable based on the tax structure of the acquisition and the relief of $10.1 million of valuation allowance related to the deferred tax asset acquired in the First Place Bank acquisition.
Financial Condition

Balance Sheet

Total assets were $6.4 billion at June 30, 2015, an increase of $545.4 million compared to $5.9 billion at December 31, 2014. Of the $545.4 million increase, $217.8 million was related to the acquisition date fair value of assets acquired in our acquisition of First of Huron, Corp. and its subsidiary bank, Signature Bank, net of the $13.4 million of cash consideration paid. The acquisition resulted in goodwill of $3.5 million that was recognized at the acquisition date and added $162.3 million of loans acquired at fair value. The increase in total assets of $327.5 million, setting aside the fair value of assets acquired in our acquisition of First of Huron Corp., was primarily due to increases in cash and cash equivalents of $156.0 million, $179.2 million in uncovered loans, $70.5 million in securities available-for-sale and $23.6 million in loans held for sale. These increases were partially offset by decreases in covered loans of $65.6 million and the FDIC indemnification asset of $30.0 million. The increase in uncovered loans reflects loan growth in Talmer Bank’s portfolio primarily driven by growth in our commercial and industrial and commercial real estate portfolios, partially offset by loan run-off in Talmer West Bank’s portfolio. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The increase in loans held for sale primarily reflects strong mortgage banking loan production and the strategic decision to increase the percentage of loans sold to the secondary market. The decrease in covered loans reflects run-off of covered loans. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans and new claims filed with the FDIC for losses incurred on covered loans.
Total liabilities were $5.7 billion at June 30, 2015, compared to $5.1 billion at December 31, 2014. The acquisition date fair value of liabilities assumed in our acquisition of First of Huron, Corp. and its subsidiary bank, Signature Bank, increased liabilities by $218.4 million. The $540.6 million increase in liabilities for the six months ended June 30, 2015, was primarily due to increases in total deposits of $359.2 million, short-term borrowings of $118.2 million and long-term debt of $61.0 million. The $359.2 million growth in total deposits includes $201.5 million of deposits acquired at fair value in the First of Huron Corp. acquisition, in addition to growth in time deposits of $190.9 million, interest-bearing demand deposits of $160.9 million, money market and savings deposits of $44.1 million and noninterest-bearing demand deposits of $23.4 million. These increases were partially offset by a substantial decline in other brokered funds of $261.6 million. The strong growth in core deposit balances and the decreases in non-core deposit balances were reflective of management’s drive to increase core deposit growth achieved through programs initiated in the first half of 2015.
Total shareholders’ equity at June 30, 2015 was $766.4 million, an increase of $4.8 million compared to December 31, 2014. The increase was primarily the result of our net income for the six months ended June 30, 2015 of $27.0 million, partially offset by our repurchase of warrants to purchase 2.5 million shares of our Class A common stock for $19.9 million.

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

Real estate construction loans are term loans to individuals, companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property.  Generally, these loans are for construction projects that have been either pre-sold, pre-leased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in the project.

Consumer loans include loans made to individuals not secured by real estate, including loans secured by automobiles or watercraft, and personal unsecured loans.

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of June 30, 2015, we do not have any significant concentrations to any one particular industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.6 billion, or approximately 34.7% of total loans, at June 30, 2015, of which approximately $210.3 million, or 13.4% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of June 30, 2015 and December 31, 2014. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
June 30, 2015
Uncovered loans
Residential real estate (1)(2)	$652,833	$496,203	$11,890	$42,970	$90,633	$11,888	$128,261	$1,434,678
Commercial real estate (3)(4)	808,635	282,563	41,215	105,191	35,765	77,348	45,066	1,395,783
Commercial and industrial (5)	480,590	156,853	22,841	153,056	20,755	21,189	211,069	1,066,353
Real estate construction	83,422	29,391	8,913	26,063	19,544	2,943	4,916	175,192
Consumer	34,320	4,613	1,312	4,362	2,528	3,315	121,670	172,120
Total uncovered loans	2,059,800	969,623	86,171	331,642	169,225	116,683	510,982	4,244,126
Covered loans
Residential real estate (1)	73,672	280	20,317	959	1,143	—	—	96,371
Commercial real estate (3)	125,905	—	16,177	1,181	74	—	561	143,898
Commercial and industrial (5)	16,116	66	8,288	324	—	—	—	24,794
Real estate construction	3,606	—	3,054	766	—	—	—	7,426
Consumer	8,294	48	2	4	10	—	—	8,358
Total covered loans	227,593	394	47,838	3,234	1,227	—	561	280,847
Total loans	$2,287,393	$970,017	$134,009	$334,876	$170,452	$116,683	$511,543	$4,524,973

(1)
Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $453.3 million of uncovered loans and $67.8 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $122.2 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $513.2 million of uncovered loans and $118.3 million of covered loans.

(4)	Commercial real estate loans to borrowers in the Cleveland MSA totaled $194.2 million of uncovered loans.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $303.5 million of uncovered loans and $14.4 million of covered loans.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
December 31, 2014
Uncovered loans
Residential real estate (1)(2)	$603,480	$535,024	$12,555	$42,059	$100,955	$11,921	$120,018	$1,426,012
Commercial real estate (3)(4)	748,098	276,292	43,670	89,763	37,557	90,847	24,711	1,310,938
Commercial and industrial (5)	388,039	118,089	23,452	135,350	24,419	22,489	157,639	869,477
Real estate construction	63,042	19,279	8,897	17,151	16,317	4,402	2,598	131,686
Consumer	34,941	4,567	1,649	4,861	2,332	3,964	112,210	164,524
Total uncovered loans	1,837,600	953,251	90,223	289,184	181,580	133,623	417,176	3,902,637
Covered loans
Residential real estate (1)	82,399	280	22,984	1,005	1,461	97	—	108,226
Commercial real estate (3)	161,364	—	23,536	1,182	74	—	506	186,662
Commercial and industrial (5)	21,147	80	10,951	351	—	—	119	32,648
Real estate construction	4,689	—	3,913	787	—	—	—	9,389
Consumer	9,494	54	3	4	10	—	—	9,565
Total covered loans	279,093	414	61,387	3,329	1,545	97	625	346,490
Total loans	$2,116,693	$953,665	$151,610	$292,513	$183,125	$133,720	$417,801	$4,249,127

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

(3)	Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $501.0 million of uncovered loans and $152.5 million of covered loans.

(4)	Commercial real estate loans to borrowers in the Cleveland MSA totaled $183.9 million of uncovered loans.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $257.0 million of uncovered loans and $19.2 million of covered loans.

The following table details our loan portfolio by loan type for the periods presented.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Uncovered loans
Residential real estate	$1,434,678	$1,426,012
Commercial real estate
Non-owner occupied	924,174	888,650
Owner-occupied	445,927	417,843
Farmland	25,682	4,445
Total commercial real estate	1,395,783	1,310,938
Commercial and industrial	1,066,353	869,477
Real estate construction	175,192	131,686
Consumer	172,120	164,524
Total uncovered loans	4,244,126	3,902,637
Covered loans
Residential real estate	96,371	108,226
Commercial real estate
Non-owner occupied	85,889	108,692
Owner-occupied	53,614	70,492
Farmland	4,395	7,478
Total commercial real estate	143,898	186,662
Commercial and industrial	24,794	32,648
Real estate construction	7,426	9,389
Consumer	8,358	9,565
Total covered loans	280,847	346,490
Total loans	$4,524,973	$4,249,127

Total loans were $4.5 billion at June 30, 2015, an increase of $275.8 million from December 31, 2014, resulting from the acquisition of $162.3 million of loans at fair value in our acquisition of First of Huron Corp. on February 6, 2015 and $179.1 million of uncovered loan growth outside of the acquisition, partially offset by $65.6 million in covered loan run-off. The $179.1 million of uncovered loan growth is the result of $229.7 million of loan growth in Talmer Bank’s portfolio driven by growth in our commercial and industrial and commercial real estate portfolios, partially offset by $50.6 million of loan run-off in Talmer West Bank’s portfolio. The total increase in uncovered loans of $341.5 million at June 30, 2015, compared to December 31, 2014, including loans acquired in our acquisition of First of Huron Corp., represented increases in commercial and industrial loans of $196.9 million, commercial real estate loans of $84.8 million, real estate construction loans of $43.5 million, residential real estate loans of $8.7 million and consumer loans of $7.6 million. The covered loan run-off for the six months ended June 30, 2015, resulted from decreases in commercial real estate loans of $42.7 million, or 22.9%, residential real estate loans of $11.8 million, or 11.0%, commercial and industrial loans of $7.9 million, or 24.1%, real estate construction loans of $2.0 million, or 20.9% and consumer loans of $1.2 million, or 12.6%. Long term, we expect to increase our concentration in commercial and industrial while decreasing our concentration in residential real estate, with a goal of our overall loan portfolio mix to be approximately one-third commercial and industrial loans, approximately one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of June 30, 2015.

Residential real estate loans totaled $1.5 billion at June 30, 2015, of which $1.4 billion were uncovered and $96.4 million were covered. Of the $1.5 billion of residential real estate loans outstanding at June 30, 2015, $22.2 million (consisting of $20.1 million of uncovered loans and $2.1 million of covered loans) were on nonaccrual status. Included in residential real estate loans are $217.8 million of home equity loans and lines of credit (consisting of $170.0 million of uncovered loans and $47.8 million of covered loans) of which $64.6 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of June 30, 2015. Also included in residential real estate loans are $171.0 million of uncovered jumbo adjustable rate mortgages and $38.8 million of residential real estate loans with balloon payment terms (consisting of $32.4 million of uncovered loans and $6.4 million of covered loans) of which $1.7 million were on nonaccrual status as of June 30, 2015.
Real estate construction loans totaled $182.6 million at June 30, 2015, of which $175.2 million were uncovered loans and $7.4 million were covered loans.  Of the $182.6 million of real estate construction loans outstanding at June 30, 2015, $803 thousand (consisting of $438 thousand of uncovered loans and $365 thousand of covered loans) were on nonaccrual status. Included in real estate construction loans are $11.2 million of loans with balloon payment terms (consisting of $9.5 million of uncovered loans and $1.7 million of covered loans), of which $365 thousand were on nonaccrual status as of June 30, 2015.
Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2015
Uncovered loans:
Residential real estate	$83,394	$143,811	$1,207,473	$1,434,678
Commercial real estate	196,840	881,629	317,314	1,395,783
Commercial and industrial	224,077	671,271	171,005	1,066,353
Real estate construction	38,689	39,701	96,802	175,192
Consumer	109,108	8,181	54,831	172,120
Total uncovered loans	$652,108	$1,744,593	$1,847,425	$4,244,126
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,179,153	930,199
Floating interest rates		565,440	917,226
Total		$1,744,593	$1,847,425
Covered loans:
Residential real estate	$9,558	$38,544	$48,269	$96,371
Commercial real estate	58,195	61,814	23,889	143,898
Commercial and industrial	15,709	7,951	1,134	24,794
Real estate construction	4,007	2,753	666	7,426
Consumer	61	1,023	7,274	8,358
Total covered loans	$87,530	$112,085	$81,232	$280,847
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		104,926	44,170
Floating interest rates		7,159	37,062
Total		$112,085	$81,232

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2014
Uncovered loans:
Residential real estate	$72,086	$97,641	$1,256,285	$1,426,012
Commercial real estate	221,617	818,219	271,102	1,310,938
Commercial and industrial	208,568	502,798	158,111	869,477
Real estate construction	21,211	34,933	75,542	131,686
Consumer	3,399	52,986	108,139	164,524
Total uncovered loans	$526,881	$1,506,577	$1,869,179	$3,902,637
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		982,520	1,003,759
Floating interest rates		524,057	865,420
Total		$1,506,577	$1,869,179
Covered loans:
Residential real estate	$9,056	$44,691	$54,479	$108,226
Commercial real estate	101,226	63,945	21,491	186,662
Commercial and industrial	22,165	9,095	1,388	32,648
Real estate construction	6,579	2,181	629	9,389
Consumer	178	871	8,516	9,565
Total covered loans	$139,204	$120,783	$86,503	$346,490
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		112,362	44,806
Floating interest rates		8,421	41,697
Total		$120,783	$86,503

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

All impaired loans are identified to be individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent.

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

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$34,477	$22,771	$33,819	$17,746
Loan charge-offs:
Residential real estate	(1,081)	(1,381)	(3,218)	(2,817)
Commercial real estate	(2,929)	(3,586)	(4,547)	(4,831)
Commercial and industrial	(735)	(481)	(2,002)	(626)
Real estate construction	(272)	(28)	(307)	(109)
Consumer	(256)	(57)	(579)	(123)
Total loan charge-offs	(5,273)	(5,533)	(10,653)	(8,506)
Recoveries of loans previously charged-off:
Residential real estate	1,008	540	1,454	1,300
Commercial real estate	3,796	1,870	5,554	2,486
Commercial and industrial	1,326	439	1,546	601
Real estate construction	128	961	285	963
Consumer	35	93	80	127
Total loan recoveries	6,293	3,903	8,919	5,477
Net recoveries (charge-offs)	1,020	(1,630)	(1,734)	(3,029)
Provision for loan losses	1,069	3,219	4,481	9,643
Balance at end of period	$36,566	$24,360	$36,566	$24,360
Allowance for loan losses as a percentage of total uncovered loans at period end	0.86%	0.74%	0.86%	0.74%
Annualized net loan (recoveries) charge-offs on uncovered loans as a percentage of average uncovered loans	(0.10)%	0.21%	0.08%	0.19%

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$17,988	$38,000	$21,353	$40,381
Loan charge-offs:
Residential real estate	(152)	(412)	(476)	(1,275)
Commercial real estate	(777)	(1,209)	(4,588)	(3,195)
Commercial and industrial	(1,274)	(1,500)	(2,091)	(2,527)
Real estate construction	(454)	(979)	(962)	(1,004)
Consumer	(7)	(30)	(165)	(77)
Total loan charge-offs	(2,664)	(4,130)	(8,282)	(8,078)
Recoveries of loans previously charged-off:
Residential real estate	251	556	440	1,108
Commercial real estate	6,306	4,270	8,791	5,915
Commercial and industrial	2,638	692	3,165	2,341
Real estate construction	126	590	504	717
Consumer	77	86	170	178
Total loan recoveries	9,398	6,194	13,070	10,259
Net recoveries	6,734	2,064	4,788	2,181
Provision (benefit) for loan losses	(8,382)	(7,321)	(9,801)	(9,819)
Balance at end of period	$16,340	$32,743	$16,340	$32,743
Allowance for loan losses as a percentage of total covered loans at period end	5.82%	7.13%	5.82%	7.13%
Annualized net loan recoveries on covered loans as a percentage of average covered loans	(8.92)	(1.73)	(3.03)	(0.88)

Our uncovered allowance for loan losses was $36.6 million, or 0.86% of uncovered loans, at June 30, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014. The $2.7 million increase in the uncovered allowance for loan losses during the six months ended June 30, 2015 was primarily due to additional allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans, the impact of organic loan growth and additional specific allowance based on individual evaluation of certain loans.
The covered allowance for loan losses was $16.3 million, or 5.82% of covered loans, at June 30, 2015, compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014. The $5.0 million decrease in the covered allowance for loan losses during the six months ended June 30, 2015 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows of our covered purchased credit impaired loans.

The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses — Uncovered

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
June 30, 2015
Balance at end of period applicable to:
Residential real estate	$5,131	2.27%	51.8%	$5,957	0.49%	31.6%
Commercial real estate	5,548	3.01	42.2	6,634	0.55	31.8
Commercial and industrial	763	4.56	3.8	9,982	0.95	27.6
Real estate construction	798	10.93	1.7	650	0.39	4.4
Consumer	114	5.29	0.5	989	0.58	4.6
Total uncovered loans	$12,354	2.83%	100.0%	$24,212	0.64%	100.0%
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$6,233	2.60%	52.6%	$5,960	0.50%	34.4%
Commercial real estate	5,229	2.75	41.7	5,899	0.53	32.5
Commercial and industrial	885	5.71	3.4	6,950	0.81	24.8
Real estate construction	950	11.43	1.8	649	0.53	3.6
Consumer	162	6.78	0.5	902	0.56	4.7
Total uncovered loans	$13,459	2.95%	100.0%	$20,360	0.59%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
June 30, 2015
Balance at end of period applicable to:
Residential real estate	$4,096	4.25%	34.3%
Commercial real estate	9,166	6.37	51.3
Commercial and industrial	2,093	8.44	8.8
Real estate construction	954	12.85	2.6
Consumer	31	0.37	3.0
Total covered loans	$16,340	5.82%	100.0%
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$3,981	3.68%	31.2%
Commercial real estate	13,663	7.32	53.9
Commercial and industrial	2,577	7.89	9.4
Real estate construction	1,086	11.57	2.7
Consumer	46	0.48	2.8
Total covered loans	$21,353	6.16%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

(Dollars in thousands)	June 30, 2015	December 31, 2014
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$4,364	$3,984
Commercial real estate	4,652	2,644
Commercial and industrial	414	180
Real estate construction	202	—
Consumer	91	83
Total nonperforming troubled debt restructurings	9,723	6,891
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$15,769	$13,390
Commercial real estate	11,075	11,112
Commercial and industrial	2,705	3,370
Real estate construction	236	174
Consumer	217	174
Total nonaccrual loans other than nonperforming troubled debt restructurings	30,002	28,220
Total nonaccrual loans	39,725	35,111
Other real estate and repossessed assets (1)	37,612	36,872
Total nonperforming assets	77,337	71,983
Performing troubled debt restructurings
Residential real estate	2,392	1,368
Commercial real estate	3,741	3,785
Commercial and industrial	2,597	840
Real estate construction	131	90
Consumer	233	234
Total performing troubled debt restructurings	9,094	6,317
Total uncovered impaired assets	$86,431	$78,300
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$340	$53

(1)	Excludes closed branches and operating facilities.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,606	$1,363
Commercial real estate	14,717	14,343
Commercial and industrial	1,652	2,043
Real estate construction	336	272
Consumer	20	13
Total nonperforming troubled debt restructurings	18,331	18,034
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$465	$485
Commercial real estate	251	1,380
Commercial and industrial	717	1,517
Real estate construction	29	441
Total nonaccrual loans other than nonperforming troubled debt restructurings	1,462	3,823
Total nonaccrual loans	19,793	21,857
Other real estate and repossessed assets	8,261	10,719
Total nonperforming assets	28,054	32,576
Performing troubled debt restructurings
Residential real estate	3,584	3,046
Commercial real estate	3,055	9,017
Commercial and industrial	569	1,137
Real estate construction	300	264
Consumer	7	—
Total performing troubled debt restructurings	7,515	13,464
Total covered impaired assets	$35,569	$46,040
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—

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

Total nonperforming assets were $105.4 million as of June 30, 2015, compared to $104.6 million as of December 31, 2014.

FDIC Indemnification Asset and Receivable

In connection with our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC.  At each acquisition date, we account for amounts receivable from the FDIC under the loss share agreements as an indemnification asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets.  A decline in expected cash flows on covered loans is referred to as impairment and recorded as provision for loan losses, resulting in an increase to the allowance for loan losses on covered loans. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows are recorded as noninterest income in “FDIC loss sharing income” in our consolidated statements of income and result in an increase to the FDIC indemnification asset in the same period.  An improvement in expected cash flows on covered loans, once any previously recorded impairment is recaptured, is recognized prospectively as an upward adjustment to the yield on the related loan and a downward adjustment to the yield on the FDIC indemnification asset. As such, overall improvements in expected cash flows on covered loans can result in a negative yield on the FDIC indemnification asset, which is recorded in “interest income” in our consolidated statements of income, while increases to the FDIC indemnification asset are recorded as adjustments to noninterest income in “FDIC loss sharing income” in our consolidated statements of income.  When covered loans payoff sooner than expected, any remaining FDIC indemnification asset is reviewed and may result in a direct write off as an adjustment to  noninterest income in “Accelerated discount on acquired loans” in our consolidated statements of income. The FDIC indemnification asset is also reduced for claims submitted to the FDIC for reimbursement.  We have established an FDIC receivable which represents claims submitted to the FDIC for reimbursement for which we expect to receive payment within 90 days.

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels. As of June 30, 2015, the estimated FDIC clawback liability totaled $28.6 million, including $24.0 million, $4.5 million and $119 thousand related to the CF Bancorp, First Banking Center and Peoples State Bank acquisitions, respectively.
The FDIC indemnification asset balance was $37.0 million at June 30, 2015. Of this amount, we expect approximately $19.7 million to be collected from the FDIC and the remaining $17.3 million to be amortized prior to the end of the associated loss share agreement, as a result of improvements in cash flow expectations on covered loans. Effective July 1, 2015, the first of our four non-single family loss share agreements expired. At June 30, 2015, there was no FDIC indemnification asset remaining related to $77.0 million of covered loans ($64.8 million accounted for under ASC 310-30 and $12.2 million excluded from ASC 310-30 accounting) and $2.2 million of covered other real estate related to this agreement. The second of our non-single family loss share agreements expires on January 1, 2016, of which the FDIC indemnification asset included $2.5 million related to covered loans and covered other real estate related to this agreement. Any losses on covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. As such, to the extent that loss share coverage ends prior to the loss triggering event on a covered asset, impairment on any remaining FDIC indemnification asset associated with the covered asset would be required. Management is closely monitoring the outcome of anticipated losses on covered assets and has proactively reviewed the portfolios of covered loans and other real estate that are under loss share agreements that are expiring in the year ending December 31, 2015 to evaluate the appropriateness of the associated remaining FDIC indemnification asset.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$50,702	$7,839	$67,026	$6,062
Accretion	(8,548)	—	(17,798)	—
Sales and write-downs of other real estate owned (covered)	(475)	150	(828)	16
Net effect of change in allowance on covered assets (1)	490	—	(1,200)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(5,172)	5,172	(10,203)	10,203
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(6,261)	—	(7,618)
Claim payments received from the FDIC	—	(1,357)	—	(3,120)
Balance at end of period	$36,997	$5,543	$36,997	$5,543

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of re-estimations of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$119,045	$8,130	$131,861	$7,783
Accretion	(5,506)	—	(12,224)	—
Sales and write-downs of other real estate owned (covered)	(281)	(55)	(753)	(247)
Net effect of change in allowance on covered assets (1)	(6,130)	—	(8,155)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(4,434)	4,434	(8,035)	8,035
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(3,433)	—	(4,319)
Claim payments received from the FDIC	—	(1,878)	—	(4,054)
Balance at end of period	$102,694	$7,198	$102,694	$7,198

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of re-estimations of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

Investment Securities

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,283	$98,358
Obligations of state and political subdivisions:
Taxable	4,361	397
Tax exempt	271,754	232,259
Small Business Administration (SBA) Pools	32,349	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	334,034	291,759
Privately issued	26,460	18,800
Privately issued commercial mortgage backed securities	19,509	5,130
Corporate debt securities:
Senior debt	37,479	39,513
Subordinated debt	21,090	20,670
Total securities available-for-sale	845,319	740,819
Securities held-to-maturity (1)	1,692	1,226
Total investment securities	$847,011	$742,045

(1)	Included within “Other assets” in the Consolidated Balance Sheet.

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2015, total investment securities were $847.0 million, or 13.2% of total assets, compared to $742.0 million, or 12.6% of total assets, at December 31, 2014. The increase from December 31, 2014 to June 30, 2015, primarily reflected increases in a diverse mix of residential mortgage-backed securities, tax exempt obligations of state and political subdivisions and privately issued commercial mortgage backed securities. Securities with a carrying value of $453.2 million and $337.8 million were pledged at June 30, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

 The following tables show maturities and yields for the investment securities portfolio at June 30, 2015 and December 31, 2014.

	Maturity as of June 30, 2015
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$44,705	1.85%	$51,387	1.75%	$1,768	3.28%
Obligations of state and political subdivisions:
Taxable	827	0.99	3,045	2.16	489	2.52	—	—
Tax exempt (2)	2,027	3.76	52,114	3.89	121,406	4.23	95,555	4.43
SBA Pools (3) (4)	—	—	1,502	1.22	30,458	0.87	—	—
Residential mortgage-backed securities (3):								—
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	3,714	2.80	177,571	2.40	151,172	2.61	—	—
Privately issued (1)	482	1.65	15,870	2.63	10,252	2.52	—	—
Commercial mortgage-backed securities (3)	7,367	2.31	12,180	2.10	—	—	—	—
Corporate debt securities (5)	3,067	1.61	33,261	1.97	10,000	4.97	11,862	2.28
Total securities available-for-sale	17,484	1.40%	340,248	2.51%	375,164	2.94%	109,185	4.18%
Securities held-to-maturity	—	—	1,692	—	—	—	—	—
Total investment securities	$17,484	1.40%	$341,940	2.49%	$375,164	2.94%	$109,185	4.18%

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency MBS’s. $38.7 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 117 basis points and 106 basis points, respectively, or resulting in average yields of 2.91% and 4.34%, respectively.

(2)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)	Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current June 30, 2015 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $5.9 million and $11.9 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current June 30, 2015 indexed coupon rates are assumed to remain constant until maturity.

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

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency MBS’s. $73.6 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 79 basis points and 200 basis points, respectively, or resulting in average yields of 2.67% and 3.15%, respectively.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of commercial real estate servicing rights and the origination and purchase of agricultural servicing rights. Loans serviced for others are not reported as assets in the Consolidated Balance Sheets. As of June 30, 2015, we serviced loans for others with an aggregate outstanding principal balance of $6.0 billion.
Total loan servicing rights were $58.9 million as of June 30, 2015, compared to $70.6 million as of December 31, 2014. The $11.7 million decrease was primarily due to the sale of $12.7 million of mortgage servicing rights and $4.8 million of change in the fair value of loan servicing rights from December 31, 2014 to June 30, 2015 due to a combination of changes in market interest rates and reduced fair value due to loans paid off, partially offset by $5.8 million of loan servicing rights added to the portfolio. The sale of mortgage servicing rights in the first half of 2015 included substantially all of the mortgage servicing rights we had owned for mortgages located outside of our primary target markets. Management made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future.
Deposits

(Dollars in thousands)	June 30, 2015	December 31, 2014
Noninterest-bearing demand deposits	$1,002,053	$887,567
Interest-bearing demand deposits	821,557	660,697
Money market and savings deposits	1,276,726	1,170,236
Time deposits	1,427,126	1,188,178
Other brokered funds	380,611	642,185
Total deposits	$4,908,073	$4,548,863

Total deposits were $4.9 billion at June 30, 2015 and $4.5 billion at December 31, 2014, representing 86.9% and 89.0% of total liabilities at each period end, respectively. The fair value of deposits acquired in our acquisition of First of Huron Corp. totaled $201.5 million consisting of demand deposits of $91.1 million, money market and savings deposits of $62.4 million and time deposits of $48.0 million. Deposit growth outside of the acquisition of First of Huron Corp. was $157.7 million. The growth in deposits was primarily due to increases of $190.9 million in time deposits, $184.2 million in demand deposits and $44.1 million in money market and savings deposits, partially offset by a decrease in other brokered funds of $261.6 million. Our interest-bearing deposit costs were 36 basis points and 26 basis points for the six months ended June 30, 2015 and 2014, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Maturing in
3 months or less	$256,754	$180,288
3 months to 6 months	169,319	157,599
6 months to 1 year	306,797	201,234
1 year or greater	195,150	154,046
Total	$928,020	$693,167

Borrowings

(Dollars in thousands)	June 30, 2015	December 31, 2014
Short-term borrowings:
FHLB advances	$200,000	$110,000
Securities sold under agreements to repurchase	23,945	25,743
Holding company line of credit	30,000	—
Total short-term borrowings	253,945	135,743
Long-term debt:
FHLB advances (1)	344,001	286,804
Securities sold under agreements to repurchase (2)	55,623	56,444
Subordinated notes related to trust preferred securities (3)	15,323	10,724
Total long-term debt	414,947	353,972
Total short-term borrowings and long-term debt	$668,892	$489,715

(1)
The June 30, 2015 balance includes advances payable of $338.5 million and purchase accounting premiums of $5.5 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(2)
The June 30, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $5.6 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(3)
The June 30, 2015 balance includes subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $4.7 million, respectively.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million, respectively.

Total short-term borrowings and long-term debt outstanding at June 30, 2015 was $668.9 million, an increase of $179.2 million from $489.7 million at December 31, 2014. The increase in total borrowings was primarily due to an increase in $147.2 million in FHLB advances. In addition, we drew $30.0 million on our line of credit in the six months ended June 30, 2015 to facilitate the repurchase of 2.5 million warrants to purchase shares of our Class A common stock with an aggregate purchase price of $19.9 million and for working capital.
Total debt was collateralized by $2.5 billion of commercial and mortgage loans, mortgage-backed securities and bonds at June 30, 2015, compared to $2.4 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2014. See the “Contractual Obligations” section of this financial review for maturity information.
Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$753,849	$703,028	$761,607	$617,015
Net income	17,548	20,606	26,981	58,833
Other comprehensive income	(4,404)	4,648	(1,614)	10,229
Stock-based compensation expense	515	274	866	454
Restricted stock awards, including tax benefit	16	—	16	—
Issuance of common shares, including tax benefit	(409)	(611)	(143)	41,414
Repurchase of warrants to repurchase 2.5 million shares, at fair value	—	—	(19,892)	—
Cash dividends paid on common stock (1)	(709)	—	(1,415)	—
Balance at end of period	$766,406	$727,945	$766,406	$727,945

(1) The Company declared common stock cash dividends of $0.01 in each of the first and second quarters of 2015.

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
At June 30, 2015, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.
The capital ratios of Talmer West Bank at June 30, 2015 exceed the total capital (to risk-weighted assets) ratio of at least 12.0% and a Tier 1 capital (to adjusted total assets) ratio of at least 9.0% as prescribed in the Consent Order issued by the FDIC and the Michigan Department of Insurance and Financial Services on April 5, 2010. Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

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

	Well Capitalized Regulatory Requirement	Capital Ratio
June 30, 2015 (Basel III Transitional)
Total risk-based capital
Consolidated	N/A	15.0%
Talmer Bank and Trust	10.0%	14.2
Talmer West Bank (1)	N/A	24.8
Common equity tier 1 capital
Consolidated	N/A	13.9
Talmer Bank and Trust	6.50	13.2
Talmer West Bank (1)	N/A	23.5
Tier 1 risk-based capital
Consolidated	N/A	13.9
Talmer Bank and Trust	8.0	13.2
Talmer West Bank (1)	N/A	23.5
Tier 1 leverage ratio
Consolidated	N/A	11.5
Talmer Bank and Trust	5.0	11.1
Talmer West Bank (1)	N/A	16.6
December 31, 2014 (Basel I)
Total risk-based capital
Consolidated	N/A	16.4%
Talmer Bank and Trust	10.0%	16.3
Talmer West Bank (1)	N/A	19.6
Tier 1 risk-based capital
Consolidated	N/A	15.2
Talmer Bank and Trust	6.0	15.0
Talmer West Bank (1)	N/A	18.4
Tier 1 leverage ratio
Consolidated	N/A	11.6
Talmer Bank and Trust	5.0	11.6
Talmer West Bank (1)	N/A	12.4

(1)	Notwithstanding its capital levels, Talmer West Bank will not be categorized as well capitalized while it is subject to the Consent Order.

A cash dividend on our Class A common stock of $0.01 per share was declared on July 29, 2015. The dividend will be paid out on August 21, 2015, to our Class A common shareholders of record as of August 10, 2015.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2015 and December 31, 2014, the allowance for off-balance sheet risk was $617 thousand and $539 thousand, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$642,049	$623,846	$1,265,895	$502,762	$463,362	$966,124
Standby letters of credit	62,313	3,441	65,754	69,305	4,197	73,502
Total commitments	$704,362	$627,287	$1,331,649	$572,067	$467,559	$1,039,626

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

We additionally utilize interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to certain variable rate borrowings and/or deposits.

The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million.

The following table reflects the amount and fair value of our derivatives.

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$337	$134	$12,000	$—	$222
Total risk management purposes	22,000	337	134	12,000	—	222
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	196,416	863	—	114,828	—	803
Interest rate lock commitments	122,622	2,029	—	67,817	1,489	—
Customer-initiated derivatives	226,551	2,011	1,870	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	545,589	4,903	1,870	308,001	3,077	2,280
Total gross derivatives	$567,589	$5,240	$2,004	$320,001	$3,077	$2,502

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets” and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $66 thousand at June 30, 2015 and $103 thousand at December 31, 2014.

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

	For the six months ended June 30,
(Dollars in thousands)	2015	2014
Reserve balance at beginning of period	$4,000	$4,450
Addition of fair value of representations and warranties due to acquisition	—	500
Provision expense (benefit)	(271)	960
Charge-offs	(1,729)	(1,910)
Ending reserve balance	$2,000	$4,000

Reserve balance	June 30, 2015	December 31, 2014
Liability for specific claims	$1,055	$2,431
General allowance	945	1,569
Total reserve balance	$2,000	$4,000

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

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of June 30, 2015.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments (1)	$31,148	$6,006	$10,085	$8,056	$7,001
FHLB borrowings	538,550	464,700	62,300	1,050	10,500
Securities sold under agreements to repurchase	73,945	23,945	40,000	—	10,000
Holding company line of credit	30,000	30,000	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Time deposits (2)	1,493,677	1,064,521	353,427	68,778	6,951
Total	$2,187,320	$1,589,172	$465,812	$77,884	$54,452

(1)
Future minimum lease payments are reduced by $493 thousand related to sublease income to be received in the following periods: $321 thousand (less than one year); $155 thousand (1-3 years); and $17 thousand (3-5 years).

(2)	At June 30, 2015, the total includes $66.8 million of time deposits included within “Other brokered funds.”

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

At June 30, 2015, we had liquidity on hand of $802.6 million, compared to $656.8 million at December 31, 2014. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Each of our subsidiary banks are members of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2015, we had $538.5 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2015 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because Talmer Bank is “well capitalized,” it can accept wholesale deposits up to approximately $1.7 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of June 30, 2015.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2015	December 31, 2014
Investment securities available-for-sale	17.22%	16.29%
Loans (net of unearned income) to total deposits	92.19	93.41
Interest-earning assets to total assets	91.64	90.91
Interest-bearing deposits to total deposits	79.58	80.49
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

The estimated impact on our net interest income as of June 30, 2015 and December 31, 2014, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for June 30, 2015 reflect the addition of First of Huron Corp.’s acquired assets and assumed liabilities.

	June 30, 2015		December 31, 2014
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	5.2%	4.1%	1.6%	3.2%
+300 basis points	3.7	3.1	1.0	2.3
+200 basis points	2.4	2.3	0.6	1.7
+100 basis points	1.1	1.2	0.3	0.9
-100 basis points	(3.3)	(4.2)	(4.2)	(5.2)
-200 basis points	(8.0)	(10.9)	(9.0)	(11.2)
-300 basis points	(10.2)	(13.4)	(11.3)	(13.6)
-400 basis points	(10.7)	(13.9)	(11.8)	(14.2)

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

The table below presents the change in our economic value of equity as of June 30, 2015 and December 31, 2014 assuming immediate parallel shifts in interest rates.

	June 30, 2015	December 31, 2014
+400 basis points	(18.6)%	(22.2)%
+300 basis points	(13.7)	(15.8)
+200 basis points	(8.6)	(8.9)
+100 basis points	(4.1)	(3.9)
-100 basis points	(0.8)	—
-200 basis points	(4.5)	(0.2)
-300 basis points	(4.6)	0.4
-400 basis points	(4.4)	0.8

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2015, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Fourth Amendment to Equity Incentive Plan dated March 25, 2015

10.2	Third Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

August 14, 2015	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)