Form 10-Q
period 2015-09-30
TALMER BANCORP, INC.
filed 2015-11-12
CIK 1360683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of November 10, 2015 was 66,125,198.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements within the meaning of the federal securities laws.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  These forward-looking statements include statements related to our growth opportunities, our expectations related to loan concentrations, our ability to enhance earnings, including through the continued rationalization of our retail banking footprint, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the effects on results of operations and financial condition from expected developments or events, including anticipated collections from the FDIC under loss share agreements and future amortization of the related FDIC indemnification asset, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

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

•	the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

•	our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•	our inability to be reimbursed by the FDIC for any further losses on non-single family covered assets as our reimbursement rights have begun to expire;

•	prior to termination of our loss share agreements, we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

•	costs or difficulties related to the integration of the banks we acquired or may acquire may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations or the operations of banks we acquire may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate.

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

PART I
Item 1.  Financial Statements.

Talmer Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$82,822	$86,185
Interest-bearing deposits with other banks	106,740	96,551
Federal funds sold and other short-term investments	140,000	71,000
Total cash and cash equivalents	329,562	253,736
Securities available-for-sale	880,705	740,819
Federal Home Loan Bank stock	25,416	20,212
Loans held for sale, at fair value	100,255	93,453
Loans:
Residential real estate (includes $20.9 million and $18.3 million respectively, measured at fair value) (1)	1,452,290	1,426,012
Commercial real estate	1,484,421	1,310,938
Commercial and industrial	1,196,717	869,477
Real estate construction (includes $1.2 million measured at fair value at December 31, 2014) (1)	217,035	131,686
Consumer	164,496	164,524
Total loans, excluding covered loans	4,514,959	3,902,637
Less: Allowance for loan losses - uncovered	(45,080)	(33,819)
Net loans - excluding covered loans	4,469,879	3,868,818
Covered loans	186,629	346,490
Less: Allowance for loan losses - covered	(10,757)	(21,353)
Net loans - covered	175,872	325,137
Net total loans	4,645,751	4,193,955
Premises and equipment	44,133	48,389
FDIC indemnification asset	30,551	67,026
Other real estate owned and repossessed assets	33,553	48,743
Loan servicing rights	55,786	70,598
Core deposit intangible	13,470	13,035
Goodwill	3,524	—
FDIC receivable	2,618	6,062
Company-owned life insurance	105,975	97,782
Income tax benefit	180,719	177,472
Other assets	52,017	40,982
Total assets	$6,504,035	$5,872,264
Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,050,375	$887,567
Interest-bearing demand deposits	813,609	660,697
Money market and savings deposits	1,314,798	1,170,236
Time deposits	1,611,315	1,188,178
Other brokered funds	335,354	642,185
Total deposits	5,125,451	4,548,863
FDIC clawback liability	27,269	26,905
FDIC warrants payable	4,513	4,633
Short-term borrowings	102,090	135,743
Long-term debt	484,981	353,972
Other liabilities	44,963	40,541
Total liabilities	5,789,267	5,110,657
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 9/30/2015 and 12/31/2014
Issued and outstanding - 0 shares at 9/30/2015 and 12/31/2014	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 9/30/2015 and at 12/31/2014
Issued and outstanding - 66,127,598 shares at 9/30/2015 and 70,532,122 shares at 12/31/2014	66,128	70,532
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 9/30/2015 and 12/31/2014
Issued and outstanding - 0 shares at 9/30/2015 and 12/31/2014	—	—
Additional paid-in-capital	316,160	405,436
Retained earnings	326,678	281,789
Accumulated other comprehensive income, net of tax	5,802	3,850
Total shareholders’ equity	714,768	761,607
Total liabilities and shareholders’ equity	$6,504,035	$5,872,264

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$60,078	$58,128	$178,335	$168,403
Interest on investments
Taxable	2,731	2,241	7,429	6,246
Tax-exempt	1,873	1,444	5,146	4,622
Total interest on securities	4,604	3,685	12,575	10,868
Interest on interest-earning cash balances	107	159	310	546
Interest on federal funds and other short-term investments	342	130	776	401
Dividends on FHLB stock	285	177	754	690
FDIC indemnification asset	(4,366)	(6,663)	(22,164)	(18,887)
Total interest income	61,050	55,616	170,586	162,021
Interest Expense
Interest-bearing demand deposits	401	190	1,073	630
Money market and savings deposits	620	487	1,653	1,473
Time deposits	2,582	1,611	6,540	4,534
Other brokered funds	541	288	1,771	352
Interest on short-term borrowings	350	122	638	330
Interest on long-term debt	909	701	2,623	1,902
Total interest expense	5,403	3,399	14,298	9,221
Net interest income	55,647	52,217	156,288	152,800
Provision for loan losses - uncovered	3,666	7,784	8,147	17,427
Benefit for loan losses - covered	(2,966)	(6,275)	(12,767)	(16,094)
Net interest income after provision for loan losses	54,947	50,708	160,908	151,467
Noninterest income
Deposit fee income	2,494	3,047	7,375	9,533
Mortgage banking and other loan fees	(1,721)	2,065	1,716	2,028
Net gain on sales of loans	6,815	4,083	24,181	12,808
Net gain on sales of branches	—	14,410	—	14,410
Bargain purchase gain	—	—	—	41,977
FDIC loss sharing income	(2,696)	(2,420)	(9,692)	(5,967)
Accelerated discount on acquired loans	9,491	3,663	25,133	14,455
Net gain (loss) on sales of securities	202	244	101	(2,066)
Company-owned life insurance	740	806	2,336	1,886
Other income	4,017	4,076	11,720	12,601
Total noninterest income	19,342	29,974	62,870	101,665
Noninterest expense
Salary and employee benefits	27,665	29,795	85,562	96,112
Occupancy and equipment expense	6,472	7,981	22,553	24,895
Data processing fees	1,356	1,610	5,015	5,610
Professional service fees	3,197	2,964	10,015	9,629
FDIC loss sharing expense	292	245	1,374	1,752
Bank acquisition and due diligence fees	113	239	1,944	3,436
Marketing expense	1,748	1,001	4,326	3,697
Other employee expense	722	621	2,482	2,016
Insurance expense	1,305	1,383	4,362	4,082
Other expense	4,959	5,424	20,084	19,553
Total noninterest expense	47,829	51,263	157,717	170,782
Income before income taxes	26,460	29,419	66,061	82,350
Income tax provision	6,425	9,904	19,045	4,002
Net income	$20,035	$19,515	$47,016	$78,348
Earnings per common share:
Basic	$0.29	$0.28	$0.67	$1.13
Diluted	$0.27	$0.26	$0.63	$1.04
Average common shares outstanding - basic	68,731	70,092	69,744	69,414
Average common shares outstanding - diluted	73,222	75,752	74,447	74,948
Cash dividends declared on common stock	$711	$704	$2,127	$704
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.01

 See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$20,035	$19,515	$47,016	$78,348
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period	6,477	20	3,469	13,447
Reclassification adjustment for (gains) losses on realized income	(202)	(244)	(101)	2,066
Tax effect	(2,196)	78	(1,179)	(5,430)
Net unrealized gains (losses) on securities available-for-sale, net of tax	4,079	(146)	2,189	10,083
Unrealized losses on interest rate swaps designated as cash flow hedges	(893)	—	(660)	—
Reclassification adjustment for losses included in net income	104	—	296	—
Tax effect	276	—	127	—
Net unrealized losses on interest rate swaps designated as cash flow hedges, net of tax	(513)	—	(237)	—
Other comprehensive income (loss), net of tax	3,566	(146)	1,952	10,083
Total comprehensive income, net of tax	$23,601	$19,369	$48,968	$88,431

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	78,348	—	78,348
Other comprehensive income	—	—	—	—	10,083	10,083
Stock-based compensation expense	—	—	798	—	—	798
Restricted stock awards	378	378	(378)	—	—	—
Issuance of common shares, including tax benefit	3,892	3,892	37,220	—	—	41,112
Cash dividends paid on common stock (1)	—	—	—	(704)		(704)
Balance at September 30, 2014	70,504	$70,504	$404,068	$269,993	$2,087	$746,652
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	47,016	—	47,016
Other comprehensive income	—	—	—	—	1,952	1,952
Stock-based compensation expense	—	—	1,381	—	—	1,381
Restricted stock awards, including tax benefit	380	380	(364)	—	—	16
Issuance of common shares, including tax benefit	293	293	(491)	—	—	(198)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Repurchase of 5.1 million shares	(5,077)	(5,077)	(69,910)	—	—	(74,987)
Cash dividends paid on common stock (1)	—	—	—	(2,127)	—	(2,127)
Balance at September 30, 2015	66,128	$66,128	$316,160	$326,678	$5,802	$714,768
 (1) The Company declared common stock dividends of $0.01 in each of the first, second and third quarters of 2015 and in the third quarter of 2014.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$47,016	$78,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,476	4,831
Amortization of core deposit intangibles	1,975	2,140
Stock-based compensation expense	1,381	798
Provision (benefit) for loan losses	(4,620)	1,333
Originations of loans held for sale	(919,662)	(760,802)
Proceeds from sales of loans	932,444	692,572
Net gain from sales of loans	(24,181)	(12,808)
Net gain from sale of branches	—	(14,410)
Net (gain) loss on sales of securities	(101)	2,066
Gain on acquisition	—	(41,977)
Valuation allowance and writedowns on other real estate and other repossessed assets	7,283	4,466
Valuation change in Company-owned life insurance	(3,474)	(1,886)
Valuation change in loan servicing rights	10,717	11,036
Additions to loan servicing rights	(8,607)	(6,046)
Net decrease in FDIC indemnification asset and receivable other than payments received	36,211	37,969
Net gain on sales of other real estate owned and repossessed assets	(5,731)	(6,652)
Net increase in accrued interest receivable and other assets	(18,486)	(15,915)
Net increase in accrued expenses and other liabilities	418	12,532
Net securities premium amortization	5,570	3,846
Deferred income tax benefit	6,810	19,193
Change in valuation allowance of deferred income tax asset	2,804	(10,127)
Other, net	1,059	1,188
Net cash from operating activities	74,302	1,695
Cash flows from investing activities
Net increase in uncovered loans	(389,055)	(561,980)
Net decrease in covered loans	66,319	105,748
Purchases of loans	(30,793)	(53,556)
Purchases of FHLB stock	(6,717)	(6,300)
Purchases of securities available-for-sale	(267,175)	(257,534)
Purchases of Company-owned life insurance	—	(55,219)
Purchases of premises and equipment	(3,564)	(10,502)
Payments received from FDIC under loss sharing agreements	3,708	6,361
Proceeds from:
Maturities and redemptions of securities available-for-sale	106,160	83,852
Redemption of FHLB Stock	2,387	11,110
Sale of securities available-for-sale	53,050	82,496
Sale of loan servicing rights	12,702	—
Sale of loans	49,839	73,437
Sale of other real estate owned and repossessed assets	39,011	37,249
Sale of premises and equipment	2,625	10,673
Sale of deposits	—	(389,476)
Net cash provided from acquisition	810	209,831
Net cash used in investing activities	(360,693)	(713,810)
Cash flows from financing activities
Net increase in deposits	375,135	430,366
Draw on senior unsecured line of credit	30,000	—
Repayments of senior unsecured line of credit	—	(35,000)
Net increase in (repayment of) other short-term borrowings	(63,653)	113,679
Issuances of long-term FHLB advances	300,000	110,000
Repayments of long-term FHLB advances	(177,466)	(22,902)
Repayments on long-term sweep repurchase agreements	(1,232)	(1,226)
Repayments of subordinated debt	(3,500)	—
Other changes in long-term debt	121	100
Repurchase of 5.1 million common shares	(74,987)	—
Repurchase of warrants to purchase 2.5 million shares, at fair value	(19,892)	—
Issuance of common stock and restricted stock awards, including tax benefit	(182)	41,112
Cash dividends paid on common stock ($0.03 and $0.01 per share, respectively)	(2,127)	(704)

Net cash from financing activities	362,217	635,425
Net change in cash and cash equivalents	75,826	(76,690)
Beginning cash and cash equivalents	253,736	375,356
Ending cash and cash equivalents	$329,562	$298,666

Supplemental disclosure of cash flow information:
Interest paid	$12,772	$9,450
Income taxes paid	16,745	5,808
Transfer from loans to other real estate owned and repossessed assets	23,512	18,560
Net transfer of loans held for sale (to) from loans held for investment	(3,983)	21,266
Transfer from premises and equipment to other real estate owned	889	675
Transfer from covered to uncovered loans, in connection with the expiration of the first of our four non-single family FDIC loss share agreements	77,022	—
Non-cash transactions:
Increase in assets and liabilities of acquisitions:
Securities	34,022	13,619
FHLB stock	874	5,933
Uncovered loans	162,265	571,666
Premises and equipment	2,077	6,540
Loan servicing rights	—	767
Company-owned life insurance	4,719	—
Other real estate owned and repossessed assets	1,260	30,878
Core deposit intangible	2,410	3,633
Other assets	6,462	62,542
Deposits	201,453	857,769
Short-term borrowings	—	18
Long-term debt	13,086	—
Other liabilities	3,884	5,645

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

On February 17, 2015, the Company repurchased an aggregate of 2,529,416 warrants to purchase shares of Class A common stock including 1,623,162 of warrants issued on April 30, 2010, 109,122 of warrants issued on February 21, 2012 and 797,132 of warrants issued on December 27, 2012.  The purchase price was based upon the fair value of the warrants on February 17, 2015, determined utilizing the closing price of our stock on the date of repurchase, and resulted in an aggregate purchase price of $19.9 million.

On August 21, 2015, Talmer West Bank was merged with and into Talmer Bank and Trust.

On August 31, 2015, the Company repurchased 5,077,000 shares of our Class A common stock in an underwritten public offering by which funds affiliated with WL Ross & Co. LLC ("WL Ross Funds") agreed to sell 9,664,579 shares of their Talmer Class A common stock. The WL Ross Funds received all of the net proceeds from the offering. The purchase price in the offering was $14.77 per share, for an aggregate purchase price of $75.0 million. The shares were immediately retired following the purchase.

Recently Adopted and Issued Accounting Standards:  The following provides a description of recently adopted or newly issued not yet effective accounting standards that had or could have a material effect on our financial statements.

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under U.S. GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures.  In August of 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Company will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.

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

On February 6, 2015, the Company acquired FHC for aggregate cash consideration of $13.4 million. In connection with the merger, FHC merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger.  Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust, with Talmer Bank and Trust as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received FHC’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC. The Company incurred $1 thousand and $1.2 million of acquisition related expenses during the three and nine months ended September 30, 2015, related to the acquisition of FHC, included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income. All of the branches acquired fit squarely within the Company’s target market areas.

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

Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger.  Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank.  Following the acquisition, the Company contributed $99.5 million of additional capital to Talmer West Bank in order to recapitalize the bank.  In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014.  Talmer West Bank was consolidated with and into Talmer Bank and Trust on August 21, 2015. The Company incurred $35 thousand and $673 thousand of acquisition and integration expenses related to Talmer West Bank during the three and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2014, the Company did not incur any acquisition and integration expenses related to Talmer West Bank while $1.8 million of expenses were incurred during the nine months ended September 30, 2014. These expenses are included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income.  Twelve of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company’s target market areas.

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

3.  FAIR VALUE

The fair value framework as detailed by FASB ASC Topic 820, “Fair Value Measurement” requires the categorization of assets and liabilities recorded at fair value into a three-level hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A brief description of each level follows.

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

Following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value, as well as a description of the methods and any significant assumptions used to estimate fair value disclosures for financial assets and liabilities not recorded at fair value in their entirety on a recurring basis. For assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets or liabilities are classified. Transfers of asset or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

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

Securities classified as Level 3, including a trust preferred security (included within “Corporate debt securities”) and an obligation of a political subdivision as of September 30, 2015, represent securities in less liquid markets requiring significant management assumptions when determining fair value. As of December 31, 2014, securities classified as Level 3 also included a privately issued subordinated corporate debt security (included within “Corporate debt securities”).  The fair values of these investment securities represent less than one percent of the total available-for-sale securities.  The fair value of the trust preferred security is compiled by a third-party vendor through consideration of recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment.  Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics.  Due to the limited sales of these types of securities, significant unobservable assumptions are included to determine comparable securities to be included in the analysis.  The fair value of the political subdivision obligation has been determined to be equal to the carrying cost since the securities were acquired.  The issuers have continued to pay their obligations without fail and the Company has not received any information to question future payments.   Since the purchase of these securities, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

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

Loans measured at fair value:  During the normal course of business, loans originated with the initial intention to sell but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment at fair value as the Company adopted the fair value option at origination.  The fair value of these loans is estimated using discounted cash flows, taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan and an illiquidity discount reflecting the relative illiquidity of the market. Due to the adjustments made relating to unobservable inputs, the Company classifies the loans transferred from loans held for sale as recurring Level 3. Methods used to estimate loan fair values do not necessarily represent exit price.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  Impaired premises and equipment at both September 30, 2015 and December 31, 2014 were recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 3.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both September 30, 2015 and December 31, 2014 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$99,100	$—	$99,100	$—
Obligations of state and political subdivisions:
Taxable	318	—	—	318
Tax-exempt	277,731	—	277,731	—
Small Business Administration (“SBA”) Pools	30,413	—	30,413	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	307,355	—	307,355	—
Privately issued	58,197	—	58,197	—
Privately issued commercial mortgage-backed securities	19,142	—	19,142	—
Corporate debt securities	88,449	—	88,019	430
Total securities available-for-sale	880,705	—	879,957	748
Loans measured at fair value:
Residential real estate	20,897	—	—	20,897
Loans held for sale	100,255	—	100,255	—
Loan servicing rights	55,786	—	—	55,786
Derivative assets:
Interest rate lock commitments	2,740	—	2,740	—
Customer-initiated derivatives	5,650	—	5,650	—
Total derivatives	8,390	—	8,390	—
Total assets at fair value	$1,066,033	$—	$988,602	$77,431
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	1,082	—	1,082	—
Customer-initiated derivatives	5,684	—	5,684	—
Risk management derivatives	586	—	586	—
Total derivatives	7,352	—	7,352	—
Total liabilities at fair value	$7,352	$—	$7,352	$—
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$98,358	$—	$98,358	$—
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	232,259	—	232,259	—
SBA Pools	33,933	—	33,933	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	291,759	—	291,759	—
Privately issued	18,800	—	18,800	—
Privately issued commercial mortgage-backed securities	5,130	—	5,130	—
Corporate debt securities	60,183	—	56,758	3,425
Total securities available-for-sale	740,819	—	736,997	3,822
Loans measured at fair value:
Residential real estate	18,311	—	—	18,311
Real estate construction	1,215	—	—	1,215
Loans held for sale	93,453	—	93,453	—
Loan servicing rights	70,598	—	—	70,598
Derivative assets:
Interest rate lock commitments	1,489	—	1,489	—
Customer-initiated derivatives	1,588	—	1,588	—
Total derivatives	3,077	—	3,077	—
Total assets at fair value	$927,473	$—	$833,527	$93,946
Derivative liabilities:

Forward contracts related to mortgage loans to be delivered for sale	803	—	803	—
Customer-initiated derivatives	1,477	—	1,477	—
Risk management derivatives	222	—	222	—
Total derivatives	2,502	—	2,502	—
Total liabilities at fair value	$2,502	$—	$2,502	$—

During the nine months ended September 30, 2015, a privately issued subordinated debt security (included within “Corporate debt securities”) was transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for this security becoming active during the period.  There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2015 or the three and nine months ended September 30, 2014.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended September 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$318	$448	$20,907	$58,894
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	236	(5,867)
Recorded in OCI (pre-tax)	—	(19)	—	—
New originations	—	—	—	2,759
Repayments	—	—	(246)	—
Balance, end of period	$318	$430	$20,897	$55,786

	Nine months ended September 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfer between levels within fair value hierarchy	—	(3,000)	—	—
Transfers from loans held for sale	—	—	3,983	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	3	—	—
Recorded in “Net gain on sales of loans”	—	—	139	—
Recorded in “Mortgage banking and other loan fees”	—	—	(3)	(10,717)
Recorded in OCI (pre-tax)	—	2	—	—
New originations	—	—	—	8,607
Reduction from servicing rights sold	—	—	—	(12,702)
Repayments	(80)	—	(2,748)	—
Balance, end of period	$318	$430	$20,897	$55,786

	Three months ended September 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$433	$18,521	$74,104
Transfers from loans held for sale	—	—	280	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Mortgage banking and other loan fees”	—	—	(93)	(2,022)
Recorded in OCI (pre-tax)	—	1	—	—
New originations	—	—	—	2,298
Repayments	—	—	(827)	—
Balance, end of period	$397	$435	$17,881	$74,380

	Nine months ended September 30, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	1,058	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	3	—	—
Recorded in “Net gain on sales of loans”	—	—	8	—
Recorded in “Mortgage banking and other loan fees”	—	—	374	(11,036)
Recorded in OCI (pre-tax)	—	27	—	—
New originations	—	—	—	6,046
Repayments	—	—	(1,395)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$435	$17,881	$74,380

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Aggregate fair value	$20,897	$19,526
Contractual balance	20,335	19,100
Fair market value gain	562	426

There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of September 30, 2015 was $140 thousand and $238 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of September 30, 2015, $140 thousand were on nonaccrual status. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2014 was $155 thousand and $191 thousand, respectively.  Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2014, $155 thousand were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three months ended September 30, 2015 and 2014, there were $197 thousand and $164 thousand, respectively, and $610 thousand and $423 thousand for the nine months ended September 30, 2015 and 2014, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Change in fair value:
Included in “Net gain on sales of loans”	$—	$—	$139	$8
Included in “Mortgage banking and other loan fees”	236	(93)	(3)	374

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. None of these loans are 90 days past due or on nonaccrual status as of September 30, 2015 or December 31, 2014.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Aggregate fair value	$100,255	$93,453
Contractual balance	96,781	89,138
Unrealized gain	3,474	4,315

The total amount of gains (losses) from changes in fair value of loans held for sale included in “Net gain on sales of loans” in the Consolidated Statements of Income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Change in fair value	$283	$(1,935)	$(841)	$2,899

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans:(1)
Uncovered
Residential real estate	$2,569	$—	$—	$2,569
Commercial real estate	463	—	—	463
Commercial and industrial	2,639	—	—	2,639
Total uncovered impaired loans	5,671	—	—	5,671
Covered
Residential real estate	212	—	—	212
Commercial real estate	125	—	—	125
Total covered impaired loans	337	—	—	337
Total impaired loans	6,008	—	—	6,008
Other real estate owned (uncovered)(2)	3,235	—	—	3,235
Other real estate owned (covered)(3)	1,082	—	—	1,082
Repossessed assets(4)	5,514	—	—	5,514
Premises and equipment(5)	1,575	—	—	1,575
Total	$17,414	$—	$—	$17,414
December 31, 2014
Impaired loans:(1)
Uncovered
Residential real estate	$2,898	$—	$—	$2,898
Commercial real estate	4,115	—	—	4,115
Commercial and industrial	579	—	—	579
Consumer	12	—	—	12
Total uncovered impaired loans	7,604	—	—	7,604
Covered
Residential real estate	152	—	—	152
Commercial and industrial	350	—	—	350
Total covered impaired loans	502	—	—	502
Total impaired loans	8,106	—	—	8,106
Other real estate owned (uncovered)(2)	9,670	—	—	9,670
Other real estate owned (covered)(3)	3,807	—	—	3,807
Repossessed assets(4)	9,654	—	—	9,654
Premises and equipment(5)	675	—	—	675
Total	$31,912	$—	$—	$31,912

(1)
Specific reserves of $2.0 million and $2.9 million were provided to reduce the fair value of these loans at September 30, 2015 and December 31, 2014, respectively, based on the estimated fair value of the underlying collateral. In addition, charge-offs of $81 thousand and $633 thousand reduced the fair value of these loans for the three months ended September 30, 2015 and 2014, respectively, and $91 thousand and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
The Company charged $526 thousand and $1.4 million through other noninterest expense during the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $2.9 million during the nine months ended September 30, 2015 and 2014, respectively, to reduce the fair value of these properties.

(3)
The Company charged $154 thousand and $701 thousand through other noninterest expense during the three months ended September 30, 2015 and 2014, respectively, and $790 thousand and $1.6 million during the nine months ended September 30, 2015 and 2014, respectively, to reduce the fair value of these properties.  These expenses were partially offset by FDIC loss sharing income recorded due to the associated loss share coverage.

(4)
The Company charged $318 thousand and $786 thousand through other noninterest expense during the three and nine months ended September 30, 2015, respectively, to reduce the fair value of these assets.  As of September 30, 2014, there were no repossessed assets deemed impaired and there were no charges taken relating to these assets during the three and nine months ended September 30, 2014. A valuation allowance of $4.3 million and $460 thousand was provided to reduce the fair value of these repossessed assets at September 30, 2015 and December 31, 2014, respectively, based on the estimated fair value as of each respective date.

(5)
The Company charged $1.1 million through other noninterest expenses during the nine months ended September 30, 2015 and $185 thousand during both the three and nine months ended September 30, 2014 to reduce the value of premises and equipment deemed impaired during the period. There were no impairment charges on premises and equipment during the three months ended September 30, 2015.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2015
Financial assets:
Cash and cash equivalents	$329,562	$329,562	$82,822	$246,740	$—
Federal Home Loan Bank stock	25,416	N/A
Net loans, excluding covered loans(1)	4,469,879	4,572,634	—	—	4,572,634
Net covered loans(2)	175,872	222,614	—	—	222,614
Accrued interest receivable	16,096	16,096	—	16,096	—
FDIC indemnification asset	30,551	15,759	—	—	15,759
FDIC receivable	2,618	2,618	—	2,618	—
Company-owned life insurance	105,975	105,975	—	105,975	—
Securities held-to-maturity	1,678	1,678	—	—	1,678
Financial liabilities:
Deposits:
Savings and demand deposits	$3,447,364	$3,447,364	$—	$3,447,364	$—
Time deposits(3)	1,678,087	1,678,060	—	1,678,060	—
Total deposits	5,125,451	5,125,424	—	5,125,424	—
FDIC clawback liability	27,269	27,269	—	—	27,269
Short-term borrowings	102,090	102,090	—	102,090	—
Long-term debt	484,981	479,658	—	479,658	—
FDIC warrants payable	4,513	4,513	—	—	4,513
Accrued interest payable	3,002	3,002	—	3,002	—
Deferred compensation plan liabilities	1,654	1,654	—	1,654	—

(1)	Included $5.7 million of impaired loans recorded at fair value on a nonrecurring basis and $20.9 million of loans recorded at fair value on a recurring basis.

(2)	Included $337 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)	Includes $66.8 million of other brokered funds.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$253,736	$253,736	$86,185	$167,551	$—
Federal Home Loan Bank stock	20,212	N/A
Net loans, excluding covered loans(1)	3,868,818	3,948,847	—	—	3,948,847
Net covered loans(2)	325,137	420,627	—	—	420,627
Accrued interest receivable	12,533	12,533	—	12,533	—
FDIC indemnification asset	67,026	34,572	—	—	34,572
FDIC receivable	6,062	6,062	—	6,062	—
Company-owned life insurance	97,782	97,782	—	97,782	—
Securities held-to-maturity	1,226	1,226	—	—	1,226
Financial liabilities:
Deposits:
Savings and demand deposits	$3,288,414	$3,288,414	$—	$3,288,414	$—
Time deposits(3)	1,260,449	1,260,453	—	1,260,453	—
Total deposits	4,548,863	4,548,867	—	4,548,867	—
FDIC clawback liability	26,905	26,905	—	—	26,905
Short-term borrowings	135,743	135,743	—	135,743	—
Long-term debt	353,972	348,373	—	348,373	—
FDIC warrants payable	4,633	4,633	—	—	4,633
Accrued interest payable	1,476	1,476	—	1,476	—
Deferred compensation plan liabilities	587	587	—	587	—

(1)	Included $7.6 million of impaired loans recorded at fair value on a nonrecurring basis and $19.5 million of loans recorded at fair value on a recurring basis.

(2)	Included $502 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)	Includes $72.3 million of other brokered funds.

4.  SECURITIES

The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,905	$1,218	$(23)	$99,100
Obligations of state and political subdivisions:
Taxable	318	—	—	318
Tax-exempt	274,127	4,171	(567)	277,731
SBA Pools	29,884	531	(2)	30,413
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	303,208	4,212	(65)	307,355
Privately issued	58,328	67	(198)	58,197
Privately issued commercial mortgage-backed securities	19,222	20	(100)	19,142
Corporate debt securities	88,200	421	(172)	88,449
Total securities available-for-sale	$871,192	$10,640	$(1,127)	$880,705

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,678	$—	$—	$1,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,746	$791	$(179)	$98,358
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	229,404	3,578	(723)	232,259
SBA Pools	33,824	209	(100)	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	289,156	2,886	(283)	291,759
Privately issued	18,814	27	(41)	18,800
Privately issued commercial mortgage-backed securities	5,127	3	—	5,130
Corporate debt securities	60,206	209	(232)	60,183
Total securities available-for-sale	$734,674	$7,703	$(1,558)	$740,819

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,226	$—	$—	$1,226

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Proceeds	$28,300	$28,285	$53,050	$82,496
Gross gains	403	248	412	248
Gross losses	(201)	(4)	(311)	(2,314)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2015 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$7,086	$7,146
After one year through five years	156,992	158,923
After five years through ten years	197,634	199,479
After ten years	509,480	515,157
Total securities available-for-sale	$871,192	$880,705
Securities held-to-maturity:
After one year through five years	1,678	1,678
Total securities held-to-maturity	$1,678	$1,678

Securities with a carrying value of $396.7 million and $337.8 million were pledged at September 30, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
September 30, 2015
U.S. government sponsored agency obligations	$14,977	$(23)	$—	$—	$14,977	$(23)
Obligations of state and political subdivisions:
Tax-exempt	60,604	(405)	8,188	(162)	68,792	(567)
SBA Pools	1,585	(2)	—	—	1,585	(2)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	52,889	(65)	—	—	52,889	(65)
Privately issued	39,175	(198)	—	—	39,175	(198)
Privately issued commercial mortgage-backed securities	14,036	(100)	—	—	14,036	(100)
Corporate debt securities	32,325	(152)	430	(20)	32,755	(172)
Total securities available-for-sale	$215,591	$(945)	$8,618	$(182)	$224,209	$(1,127)
December 31, 2014
U.S. government sponsored agency obligations	$—	$—	$14,821	$(179)	$14,821	$(179)
Obligations of state and political subdivisions:
Tax-exempt	31,054	(260)	33,650	(463)	64,704	(723)
SBA Pools	1,844	(4)	17,682	(96)	19,526	(100)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	36,261	(85)	27,361	(198)	63,622	(283)
Privately issued	7,801	(41)	8	—	7,809	(41)
Corporate debt securities	22,520	(162)	8,912	(70)	31,432	(232)
Total securities available-for-sale	$99,480	$(552)	$102,434	$(1,006)	$201,914	$(1,558)

As of September 30, 2015, the Company’s security portfolio consisted of 337 securities, 77 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At September 30, 2015, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $224.2 million with gross unrealized losses of $1.1 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads in select assets classes since their respective acquisition dates.

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

Loans at September 30, 2015 and December 31, 2014 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
September 30, 2015
Residential real estate	$71,627	$18,744	$90,371	$216,165	$1,236,125	$1,452,290	$1,542,661
Commercial real estate	70,681	6,427	77,108	210,482	1,273,939	1,484,421	1,561,529
Commercial and industrial	8,729	5,167	13,896	20,715	1,176,002	1,196,717	1,210,613
Real estate construction	4,615	534	5,149	6,847	210,188	217,035	222,184
Consumer	103	2	105	9,699	154,797	164,496	164,601
Total	$155,755	$30,874	$186,629	$463,908	$4,051,051	$4,514,959	$4,701,588	(1)
December 31, 2014
Residential real estate	$86,515	$21,711	$108,226	$239,523	$1,186,489	$1,426,012	$1,534,238
Commercial real estate	160,886	25,776	186,662	190,148	1,120,790	1,310,938	1,497,600
Commercial and industrial	23,752	8,896	32,648	15,499	853,978	869,477	902,125
Real estate construction	8,415	974	9,389	8,309	123,377	131,686	141,075
Consumer	9,469	96	9,565	2,389	162,135	164,524	174,089
Total	$289,037	$57,453	$346,490	$455,868	$3,446,769	$3,902,637	$4,249,127	(1)

(1)	Reported net of deferred fees totaling $187 thousand and $4.6 million at September 30, 2015 and December 31, 2014, respectively.

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

Information as to nonperforming assets was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Uncovered nonperforming assets
Nonaccrual loans
Residential real estate	$17,562	$17,374
Commercial real estate	17,940	13,756
Commercial and industrial	9,941	3,550
Real estate construction	333	174
Consumer	264	257
Total nonaccrual loans	46,040	35,111
Other real estate owned and repossessed assets (1)	27,329	36,872
Total uncovered nonperforming assets	73,369	71,983
Covered nonperforming assets
Nonaccrual loans
Residential real estate	2,010	1,848
Commercial real estate	3,780	15,723
Commercial and industrial	1,678	3,560
Real estate construction	236	713
Consumer	2	13
Total nonaccrual loans	7,706	21,857
Other real estate owned and repossessed assets	5,621	10,719
Total covered nonperforming assets	13,327	32,576
Total nonperforming assets	$86,696	$104,559
Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$62	$12
Commercial and industrial	15	—
Consumer	119	41
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$196	$53

(1)	Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	September 30, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$4,056	$1,581	$7,560	$13,197	$1,222,928	$1,236,125	$62
Commercial real estate	4,780	1,603	12,361	18,744	1,255,195	1,273,939	—
Commercial and industrial	1,152	4,029	3,815	8,996	1,167,006	1,176,002	15
Real estate construction	—	—	199	199	209,989	210,188	—
Consumer	1,315	260	252	1,827	152,970	154,797	119
Total	$11,303	$7,473	$24,187	$42,963	$4,008,088	$4,051,051	$196
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$204	$180	$744	$1,128	$17,616	$18,744	$—
Commercial real estate	—	3	2,086	2,089	4,338	6,427	—
Commercial and industrial	7	—	1,675	1,682	3,485	5,167	—
Real estate construction	—	—	227	227	307	534	—
Consumer	—	—	—	—	2	2	—
Total	$211	$183	$4,732	$5,126	$25,748	$30,874	$—

	December 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$11,709	$2,044	$9,593	$23,346	$1,163,143	$1,186,489	$12
Commercial real estate	4,870	1,083	11,333	17,286	1,103,504	1,120,790	—
Commercial and industrial	4,679	184	2,960	7,823	846,155	853,978	—
Real estate construction	1,004	136	174	1,314	122,063	123,377	—
Consumer	964	152	150	1,266	160,869	162,135	41
Total	$23,226	$3,599	$24,210	$51,035	$3,395,734	$3,446,769	$53
Covered loans, excluding loans accounted for under ASC 310-30
Residential real estate	$238	$35	$1,179	$1,452	$20,259	$21,711	$—
Commercial real estate	—	—	4,569	4,569	21,207	25,776	—
Commercial and industrial	373	7	2,923	3,303	5,593	8,896	—
Real estate construction	—	—	710	710	264	974	—
Consumer	—	—	2	2	94	96	—
Total	$611	$42	$9,383	$10,036	$47,417	$57,453	$—

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts    due according to the contractual terms of the loan agreement. Impaired loans included nonperforming loans (including nonperforming TDRs) and performing TDRs. Impaired loans are accounted for at the lower of the present value of expected cash flows or the estimated fair value of the collateral. When the present value of expected cash flows or the fair value of the collateral of an impaired loan not accounted for under ASC 310-30 is less than the amount of unpaid principal outstanding on the loan, the recorded principal balance of the loan is reduced to its carrying value through either a specific allowance for loan loss or a partial charge-off of the loan balance. Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Uncovered
Nonaccrual loans	$46,040	$35,111
Performing troubled debt restructurings:
Residential real estate	2,402	1,368
Commercial real estate	13,973	3,785
Commercial and industrial	3,433	840
Real estate construction	197	90
Consumer	235	234
Total uncovered performing troubled debt restructurings	20,240	6,317
Total uncovered impaired loans	$66,280	$41,428
Covered
Nonaccrual loans	$7,706	$21,857
Performing troubled debt restructurings:
Residential real estate	3,185	3,046
Commercial real estate	1,709	9,017
Commercial and industrial	204	1,137
Real estate construction	298	264
Total covered performing troubled debt restructurings	5,396	13,464
Total covered impaired loans	$13,102	$35,321

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

As of September 30, 2015, there were $17.6 million of nonperforming TDRs and $25.6 million of performing TDRs included in impaired loans.  As of December 31, 2014, there were $25.0 million of nonperforming TDRs and $19.8 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties, which is documented by a current credit evaluation, the loan is no longer required to be reported as a TDR.

The following tables present the recorded investment of loans modified in TDRs during the three and nine months ended September 30, 2015 and 2014 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at September 30, 2015	Net charge-offs (recoveries)	Provision (benefit) for loan losses (2)
For the three months ended September 30, 2015
Uncovered
Residential real estate	$1,131	$5	$149	$—	18	$1,285	$13	$5
Commercial real estate	14	—	460	557	8	1,031	—	30
Commercial and industrial	465	—	747	—	16	1,212	—	297
Real estate construction	112	—	—	—	1	112	—	(2)
Consumer	12	—	—	—	1	12	4	4
Total uncovered	$1,734	$5	$1,356	$557	44	$3,652	$17	$334
Covered
Residential real estate	$83	$16	$—	$—	2	$99	$—	$(1)
Commercial real estate	—	—	36	—	2	36	34	30
Total covered	$83	$16	$36	$—	4	$135	$34	$29
Total loans	$1,817	$21	$1,392	$557	48	$3,787	$51	$363

For the nine months ended September 30, 2015
Uncovered
Residential real estate	$1,510	$118	$865	$—	42	$2,493	$57	$191
Commercial real estate	101	—	2,222	1,789	21	4,112	96	205
Commercial and industrial	1,007	—	1,876	159	37	3,042	201	544
Real estate construction	155	—	69	22	4	246	—	103
Consumer	44	—	—	—	3	44	4	4
Total uncovered	$2,817	$118	$5,032	$1,970	107	$9,937	$358	$1,047
Covered
Residential real estate	$618	$16	$183	$—	10	$817	$5	$69
Commercial real estate	—	—	2,045	—	9	2,045	41	73
Commercial and industrial	—	—	1	—	1	1	—	(3)
Real estate construction	45	—	9	—	2	54	(2)	(2)
Total covered	$663	$16	$2,238	$—	22	$2,917	$44	$137
Total loans	$3,480	$134	$7,270	$1,970	129	$12,854	$402	$1,184

(1) Loan forgiveness related to loans modified in TDRs for the three and nine months ended September 30, 2015 totaled $21 thousand and $209 thousand, respectively.
(2) The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal Reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at September 30, 2014	Net charge-offs (recoveries)	Provision (benefit) for loan losses (2)
For the three months ended September 30, 2014
Uncovered
Residential real estate	$1	$166	$486	$—	8	$653	$18	$29
Commercial real estate	435	—	258	126	7	819	(18)	(18)
Commercial and industrial	—	—	35	—	2	35	—	(31)
Consumer	27	—	—	—	1	27	—	—
Total uncovered	$463	$166	$779	$126	18	$1,534	$—	$(20)
Covered
Residential real estate	$191	$14	$—	$—	4	$205	$—	$(1)
Commercial and industrial	—	—	62	—	2	62	—	2
Total covered	$191	$14	$62	$—	6	$267	$—	$1
Total loans	$654	$180	$841	$126	24	$1,801	$—	$(19)

For the nine months ended September 30, 2014
Uncovered
Residential real estate	$144	$384	$714	$135	23	$1,377	$65	$216
Commercial real estate	435	—	979	1,159	12	$2,573	(46)	431
Commercial and industrial	36	—	93	112	12	$241	—	—
Consumer	27	83	—	—	3	110	2	21
Total uncovered	$642	$467	$1,786	$1,406	50	$4,301	$21	$668
Covered
Residential real estate	$300	$28	$262	$—	17	$590	$6	$14
Commercial real estate	—	—	643	412	3	$1,055	—	70
Commercial and industrial	—	—	253	92	10	345	—	8
Total covered	$300	$28	$1,158	$504	30	$1,990	$6	$92
Total loans	$942	$495	$2,944	$1,910	80	$6,291	$27	$760

(1)	Loan forgiveness related to loans modified in TDRs for the three and nine months ended September 30, 2014 totaled $273 thousand and $677 thousand, respectively.

(2)	The provision for loan losses for covered loans is partially offset by the build of an associated FDIC indemnification asset on covered loans.

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and nine months ended September 30, 2015 and 2014, including the recorded investment as of September 30, 2015 and 2014.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended September 30, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	Total number of loans	Total recorded investment at September 30, 2015	Charged off following a subsequent default	Total number of loans	Total recorded investment at September 30, 2015	Charged off following a subsequent default
Uncovered
Residential real estate	14	$812	$53	16	$812	$68
Commercial real estate	8	2,176	—	8	2,176	434
Commercial and industrial	4	1	9	4	1	9
Total uncovered	26	2,989	62	28	2,989	511
Covered
Residential real estate	2	71	24	2	71	24
Commercial real estate	1	129	—	1	129	—
Commercial and industrial	1	1	—	1	1	—
Total covered	4	201	24	4	201	24
Total loans	30	$3,190	$86	32	$3,190	$535

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
(Dollars in thousands)	Total number of loans	Total recorded investment at September 30, 2014	Charged off following a subsequent default	Total number of loans	Total recorded investment at September 30, 2014	Charged off following a subsequent default
Uncovered
Residential real estate	11	$700	$8	21	$1,345	$119
Commercial real estate	6	1,739	—	8	3,013	323
Commercial and industrial	1	135	—	2	135	—
Total uncovered	18	2,574	8	31	4,493	442
Covered
Residential real estate	6	29	—	9	242	12
Commercial real estate	2	512	—	6	637	—
Commercial and industrial	3	101	4	10	235	6
Real estate construction	—	—	—	1	364	483
Total covered	11	642	4	26	1,478	501
Total loans	29	$3,216	$12	57	$5,971	$943
At September 30, 2015, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $275 thousand.

The terms of certain other loans that were modified during the years ended September 30, 2015 and 2014 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful (1)	Total
September 30, 2015
Uncovered loans
Commercial real estate	$1,328,955	$64,746	$90,212	$508	$1,484,421
Commercial and industrial	1,121,534	30,474	44,649	60	1,196,717
Real estate construction	212,036	154	4,845	—	217,035
Total	$2,662,525	$95,374	$139,706	$568	$2,898,173
Covered loans
Commercial real estate	$45,069	$5,257	$26,782	$—	$77,108
Commercial and industrial	5,792	536	7,568	—	13,896
Real estate construction	3,164	51	1,934	—	5,149
Total	$54,025	$5,844	$36,284	$—	$96,153
December 31, 2014
Uncovered loans
Commercial real estate	$1,153,132	$63,567	$94,239	$—	$1,310,938
Commercial and industrial	824,239	29,511	15,727	—	869,477
Real estate construction	123,822	1,981	5,883	—	131,686
Total	$2,101,193	$95,059	$115,849	$—	$2,312,101
Covered loans
Commercial real estate	$102,952	$16,073	$67,637	$—	$186,662
Commercial and industrial	16,718	1,875	14,055	—	32,648
Real estate construction	3,817	792	4,780	—	9,389
Total	$123,487	$18,740	$86,472	$—	$228,699

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

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2015
Uncovered loans
Residential real estate	$1,434,728	$17,562	$1,452,290
Consumer	164,232	264	164,496
Total	$1,598,960	$17,826	$1,616,786
Covered loans
Residential real estate	$88,361	$2,010	$90,371
Consumer	103	2	105
Total	$88,464	$2,012	$90,476
December 31, 2014
Uncovered
Residential real estate	$1,408,638	$17,374	$1,426,012
Consumer	164,267	257	164,524
Total	$1,572,905	$17,631	$1,590,536
Covered loans
Residential real estate	$106,378	$1,848	$108,226
Consumer	9,552	13	9,565
Total	$115,930	$1,861	$117,791

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

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment		Contractual principal balance	Related allowance
September 30, 2015
Uncovered individually evaluated impaired loans
Residential real estate	$14,797	$5,167	$19,964		$25,058	$1,466
Commercial real estate	17,282	14,631	31,913	(1)	48,641	2,225
Commercial and industrial	10,119	3,255	13,374	(1)	16,436	817
Real estate construction	418	112	530		660	103
Consumer	354	145	499	(1)	875	65
Total uncovered individually evaluated impaired loans	$42,970	$23,310	$66,280		$91,670	$4,676
Covered individually evaluated impaired loans
Residential real estate	$2,149	$3,046	$5,195		$6,691	$448
Commercial real estate	3,361	2,128	5,489	(1)	8,851	302
Commercial and industrial	1,654	228	1,882	(1)	3,391	41
Real estate construction	489	45	534		760	—
Consumer	2	—	2	(1)	11	—
Total covered individually evaluated impaired loans	$7,655	$5,447	$13,102		$19,704	$791
December 31, 2014
Uncovered individually evaluated impaired loans
Residential real estate	$14,316	$4,268	$18,584		$23,080	$1,110
Commercial real estate	7,609	5,956	13,565		17,016	1,276
Commercial and industrial	915	1,884	2,799		2,807	982
Real estate construction	174	—	174		174	—
Consumer	296	176	472		610	82
Total uncovered individually evaluated impaired loans	$23,310	$12,284	$35,594		$43,687	$3,450
Covered individually evaluated impaired loans
Residential real estate	$2,155	$2,583	$4,738		$6,388	$417
Commercial real estate	10,400	11,985	22,385		28,755	1,277
Commercial and industrial	1,545	779	2,324		2,668	109
Real estate construction	670	—	670		994	—
Consumer	11	1	12		39	—
Total covered individually evaluated impaired loans	$14,781	$15,348	$30,129		$38,844	$1,803
(1) The September 30, 2015 total uncovered recorded investment includes $11.0 million, $300 thousand and $22 thousand of commercial real estate, commercial and industrial and consumer, respectively, of loans that prior to July 1, 2015 were included within covered loans due to the expiration of the related FDIC loss sharing agreement.

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment (1)	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$20,808	$388	$21,235	$877
Commercial real estate	31,837	1,255	32,001	2,790
Commercial and industrial	13,776	164	14,856	586
Real estate construction	631	14	683	39
Consumer	596	10	674	37
Total uncovered individually evaluated impaired loans	$67,648	$1,831	$69,449	$4,329
Covered individually evaluated impaired loans
Residential real estate	$5,249	$87	$5,325	$248
Commercial real estate	6,061	110	6,522	318
Commercial and industrial	2,067	34	2,412	134
Real estate construction	572	12	768	90
Consumer	3	—	3	1
Total covered individually evaluated impaired loans	$13,952	$243	$15,030	$791

(1) The average recorded investment includes $11.4 million of loans that prior to July 1, 2015 were included within covered loans due to the expiration of the related FDIC loss sharing agreement, of which $11.0 million are commercial and industrial.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Residential real estate	$17,257	$177	$17,387	$505
Commercial real estate	10,365	74	11,324	586
Commercial and industrial	13,130	124	13,452	497
Consumer	308	7	288	14
Total uncovered individually evaluated impaired loans	$41,060	$382	$42,451	$1,602
Covered individually evaluated impaired loans
Residential real estate	$4,537	$69	$4,573	$206
Commercial real estate	17,344	294	17,488	806
Commercial and industrial	1,789	18	1,795	51
Real estate construction	767	11	965	52
Consumer	14	1	19	3
Total covered individually evaluated impaired loans	$24,451	$393	$24,840	$1,118

Uncovered Loans

Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended September 30, 2015
Allowance for loan losses - uncovered:
Balance at beginning of period	$11,088	$12,182	$10,745	$1,448	$1,103	$36,566
Transfer in from covered (1)	34	2,778	398	338	31	3,579
Provision (benefit) for loan losses	(280)	335	3,241	41	329	3,666
Gross charge-offs	(836)	(864)	(375)	(57)	(631)	(2,763)
Recoveries	1,819	1,538	195	374	106	4,032
Net (charge-offs) recoveries	983	674	(180)	317	(525)	1,269
Ending allowance for loan losses	$11,825	$15,969	$14,204	$2,144	$938	$45,080
For the nine months ended September 30, 2015
Allowance for loan losses - uncovered:
Balance at beginning of period	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819
Transfer in from covered (1)	34	2,778	398	338	31	3,579
Provision (benefit) for loan losses	379	382	6,607	(88)	867	8,147
Gross charge-offs	(4,054)	(5,411)	(2,377)	(364)	(1,210)	(13,416)
Recoveries	3,273	7,092	1,741	659	186	12,951
Net (charge-offs) recoveries	(781)	1,681	(636)	295	(1,024)	(465)
Ending allowance for loan losses	$11,825	$15,969	$14,204	$2,144	$938	$45,080
As of September 30, 2015
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,466	$2,225	$817	$103	$65	$4,676
Collectively evaluated for impairment	5,221	4,881	12,387	711	773	23,973
Accounted for under ASC 310-30	5,138	8,863	1,000	1,330	100	16,431
Allowance for loan losses - uncovered:	$11,825	$15,969	$14,204	$2,144	$938	$45,080
Balance of uncovered loans:
Individually evaluated for impairment	$19,964	$31,913	$13,374	$530	$499	$66,280
Collectively evaluated for impairment	1,216,161	1,242,026	1,162,628	209,658	154,298	3,984,771
Accounted for under ASC 310-30	216,165	210,482	20,715	6,847	9,699	463,908
Total uncovered loans	$1,452,290	$1,484,421	$1,196,717	$217,035	$164,496	$4,514,959
For the three months ended September 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$9,750	$7,846	$5,140	$1,398	$226	$24,360
Provision for loan losses	1,943	3,176	2,363	178	124	7,784
Gross charge-offs	(1,597)	(1,783)	(826)	(210)	(55)	(4,471)
Recoveries	800	1,017	79	—	323	2,219
Net (charge-offs) recoveries	(797)	(766)	(747)	(210)	268	(2,252)
Ending allowance for loan losses	$10,896	$10,256	$6,756	$1,366	$618	$29,892
For the nine months ended September 30, 2014
Allowance for loan losses - uncovered:
Balance at beginning of period	$7,708	$4,267	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	5,502	9,100	4,124	(1,306)	7	17,427
Gross charge-offs	(4,414)	(6,612)	(1,452)	(319)	(179)	(12,976)
Recoveries	2,100	3,501	680	964	450	7,695
Net (charge-offs) recoveries	(2,314)	(3,111)	(772)	645	271	(5,281)
Ending allowance for loan losses	$10,896	$10,256	$6,756	$1,366	$618	$29,892

(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired, therefore, the balance of the loans and the related allowance for loan losses were reclassified to uncovered.

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$1,110	$1,276	$982	$—	$82	$3,450
Collectively evaluated for impairment	4,850	4,623	5,968	649	820	16,910
Accounted for under ASC 310-30	6,233	5,229	885	950	162	13,459
Allowance for loan losses - uncovered:	$12,193	$11,128	$7,835	$1,599	$1,064	$33,819
Balance of uncovered loans:
Individually evaluated for impairment	$18,584	$13,565	$2,799	$174	$472	$35,594
Collectively evaluated for impairment	1,167,905	1,107,225	851,179	123,203	161,663	3,411,175
Accounted for under ASC 310-30	239,523	190,148	15,499	8,309	2,389	455,868
Total uncovered loans	$1,426,012	$1,310,938	$869,477	$131,686	$164,524	$3,902,637

Covered Loans

Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended September 30, 2015
Allowance for loan losses - covered:
Balance at beginning of period	$4,096	$9,166	$2,093	$954	$31	$16,340
Transfer out to uncovered (1)	(34)	(2,778)	(398)	(338)	(31)	(3,579)
Benefit for loan losses	(238)	(1,413)	(1,132)	(70)	(113)	(2,966)
Gross charge-offs	(218)	(861)	(392)	(3)	—	(1,474)
Recoveries	167	985	1,138	29	117	2,436
Net (charge-offs) recoveries	(51)	124	746	26	117	962
Ending allowance for loan losses	$3,773	$5,099	$1,309	$572	$4	$10,757
For the nine months ended September 30, 2015
Allowance for loan losses - covered:
Balance at beginning of period	$3,981	$13,663	$2,577	$1,086	$46	$21,353
Transfer out to uncovered (1)	(34)	(2,778)	(398)	(338)	(31)	(3,579)
Provision (benefit) for loan losses	(87)	(10,113)	(2,690)	256	(133)	(12,767)
Gross charge-offs	(694)	(5,449)	(2,483)	(965)	(165)	(9,756)
Recoveries	607	9,776	4,303	533	287	15,506
Net (charge-offs) recoveries	(87)	4,327	1,820	(432)	122	5,750
Ending allowance for loan losses	$3,773	$5,099	$1,309	$572	$4	$10,757
As of September 30, 2015
Allowance for loan losses - covered:
Individually evaluated for impairment	$448	$302	$41	$—	$—	$791
Collectively evaluated for impairment	87	7	33	—	—	127
Accounted for under ASC 310-30	3,238	4,790	1,235	572	4	9,839
Allowance for loan losses - covered:	$3,773	$5,099	$1,309	$572	$4	$10,757
Balance of covered loans:
Individually evaluated for impairment	$5,195	$5,489	$1,882	$534	$2	$13,102
Collectively evaluated for impairment	13,549	938	3,285	—	—	17,772
Accounted for under ASC 310-30	71,627	70,681	8,729	4,615	103	155,755
Total covered loans	$90,371	$77,108	$13,896	$5,149	$105	$186,629
For the three months ended September 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$5,312	$21,275	$4,540	$1,519	$97	$32,743
Benefit for loan losses	(1,412)	(3,191)	(1,132)	(500)	(40)	(6,275)
Gross charge-offs	(371)	(3,106)	(565)	(219)	(71)	(4,332)
Recoveries	558	1,585	1,067	352	70	3,632
Net (charge-offs) recoveries	187	(1,521)	502	133	(1)	(700)
Ending allowance for loan losses	$4,087	$16,563	$3,910	$1,152	$56	$25,768
For the nine months ended September 30, 2014
Allowance for loan losses - covered:
Balance at beginning of period	$4,696	$26,394	$7,227	$1,984	$80	$40,381
Benefit for loan losses	(629)	(11,030)	(3,633)	(678)	(124)	(16,094)
Gross charge-offs	(1,646)	(6,301)	(3,092)	(1,223)	(148)	(12,410)
Recoveries	1,666	7,500	3,408	1,069	248	13,891
Net (charge-offs) recoveries	20	1,199	316	(154)	100	1,481
Ending allowance for loan losses	$4,087	$16,563	$3,910	$1,152	$56	$25,768

(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired, therefore, the balance of the loans and the related allowance for loan losses were reclassified to uncovered.

(Dollars in thousands)	Residential real estate	Commercial real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2014
Allowance for loan losses - uncovered:
Individually evaluated for impairment	$417	$1,277	$109	$—	$—	$1,803
Collectively evaluated for impairment	123	57	89	7	1	277
Accounted for under ASC 310-30	3,441	12,329	2,379	1,079	45	19,273
Allowance for loan losses - uncovered:	$3,981	$13,663	$2,577	$1,086	$46	$21,353
Balance of uncovered loans:
Individually evaluated for impairment	$4,738	$22,385	$2,324	$670	$12	$30,129
Collectively evaluated for impairment	16,973	3,391	6,572	304	84	27,324
Accounted for under ASC 310-30	86,515	160,886	23,752	8,415	9,469	289,037
Total uncovered loans	$108,226	$186,662	$32,648	$9,389	$9,565	$346,490

7.  ACQUIRED LOANS AND LOSS SHARE ACCOUNTING

A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 were acquired with loss sharing agreements with the FDIC, whereby the FDIC generally reimburses the Bank for the 80% of losses incurred.  The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also include provisions where a clawback payment, calculated using formulas included within the contracts, is to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses fail to reach stated levels.  The estimated FDIC clawback liability totaled $27.3 million ($24.6 million related to the CF Bancorp acquisition and $2.7 million related to the First Banking Center acquisition) at September 30, 2015 compared to $26.9 million ($22.6 million related to the CF Bancorp acquisition, $4.3 million related to the First Banking Center acquisition and $4 thousand related to the Peoples State Bank acquisition) at December 31, 2014.

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

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$260,064	$297,420	$277,058	$302,287
Additions due to acquisitions	—	—	5,268	32,764
Discount accretion	(17,702)	(22,931)	(57,908)	(69,938)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	16,083	31,988	67,156	72,895
Other activity, net (1)	(16,380)	(15,980)	(49,509)	(47,511)
Balance at end of period	$242,065	$290,497	$242,065	$290,497

(1)	Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

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

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended September 30, 2015 and 2014 for both covered and uncovered purchased credit impaired loans was $16.1 million and $32.0 million, respectively.  During the nine months ended September 30, 2015 and 2014, the total identified improvement in the cash flow expectations was $67.2 million and $72.9 million respectively. The Company also identified declines in the cash flow expectations of certain loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.

Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Contractual cash flows	$1,085,498	$1,281,482
Non-accretable difference	(223,770)	(259,519)
Accretable yield	(242,065)	(277,058)
Loans accounted for under ASC 310-30	$619,663	$744,905

The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss sharing income.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Benefit for loan losses - covered:
Net impairment (benefit) recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$24	$(1,329)	$2,962	$1,036
Additional benefit recorded, net of charge-offs, for covered loans	(2,990)	(4,946)	(15,729)	(17,130)
Total benefit for loan losses-covered	$(2,966)	$(6,275)	$(12,767)	$(16,094)
Less: FDIC loss share income:
Income (expense) recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(40)	176	1,002	3,680
Expense recorded, to offset benefit, for covered loans	(1,801)	(2,978)	(10,125)	(10,445)
Total loss sharing expense due to provision for loan losses-covered	(1,841)	(2,802)	(9,123)	(6,765)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	64	(1,505)	1,960	(2,644)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,189)	(1,968)	(5,604)	(6,685)
Net (increase) decrease to income before taxes	$(1,125)	$(3,473)	$(3,644)	$(9,329)

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $3.6 million and $17.4 million for the three months ended September 30, 2015 and 2014, respectively, and $20.4 million and $33.9 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the three and nine months ended September 30, 2015 and 2014.  For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6, “Allowance for Loan Losses.”

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$36,997	$5,543	$67,026	$6,062
Accretion	(4,366)	—	(22,164)	—
Sales and write-downs of other real estate owned (covered)	(17)	(511)	(845)	(495)
Net effect of change in allowance on covered assets (1)	(1,095)	—	(2,295)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(968)	968	(11,171)	11,171
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(2,794)	—	(10,412)
Claim payments received from the FDIC	—	(588)	—	(3,708)
Balance at end of period	$30,551	$2,618	$30,551	$2,618

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$102,694	$7,198	$131,861	$7,783
Accretion	(6,663)	—	(18,887)	—
Sales and write-downs of other real estate owned (covered)	(88)	233	(841)	(14)
Net effect of change in allowance on covered assets (1)	(5,484)	—	(13,639)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,018)	8,018	(16,053)	16,053
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(269)	—	(4,588)
Claim payments received from the FDIC	—	(2,307)	—	(6,361)
Balance at end of period	$82,441	$12,873	$82,441	$12,873

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

8. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Changes in other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
Balance at January 1, 2015	$28,247	$10,661	$38,908	$9,835
Additions due to acquisitions	1,260	—	1,260	—
Additions due to the adoption of ASU 2014-04 (1)	455	85	540	—
Transfers in (2)	15,205	6,985	22,190	1,671
Transfer from covered to uncovered (3)	2,249	(2,249)	—	—
Capitalized expenditures	—	—	—	3,701
Payments received	—	—	—	(3,989)
Disposals	(23,486)	(9,069)	(32,555)	(725)
Write-downs	(1,837)	(790)	(2,627)	(786)
Change in valuation allowance	—	—	—	(3,870)
Balance at September 30, 2015	$22,093	$5,623	$27,716	$5,837
Balance at January 1, 2014	$18,384	$11,571	$29,955	$27
Additions due to acquisitions	30,878	—	30,878	—
Transfers in (2)	10,889	7,989	18,878	357
Disposals	(24,116)	(6,189)	(30,305)	(292)
Write-downs	(2,861)	(1,605)	(4,466)	—
Balance at September 30, 2014	$33,174	$11,766	$44,940	$92

(1)
The Company adopted the provisions of FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans Upon Foreclosure” (“ASU 2014-04”) utilizing the prospective transition method.

(2)	Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

(3)	Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired, therefore the balance of the other real estate owned was reclassified to uncovered.

At September 30, 2015, the Company had $684 thousand of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $9.6 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of September 30, 2015.

Activity in the valuation allowance for repossessed assets during the three and nine months ended September 30, 2015 is summarized below.  There was no valuation allowance for repossessed assets at any time during the three or nine months ended September 30, 2014.

(Dollars in thousands)	Valuation allowance for repossessed assets
For the three months ended September 30, 2015
Beginning balance	$3,062
Provision for valuation allowance	1,268
Ending Balance	$4,330
For the nine months ended September 30, 2015
Beginning balance	$460
Provision for valuation allowance	3,870
Ending Balance	$4,330

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
For the three months ended September 30, 2015
Net gain (loss) on sale	$2,949	$55	$3,004	$(53)
Write-downs	(526)	(154)	(680)	(318)
Provision for valuation allowance	—	—	—	(1,268)
Net operating expenses	(665)	(67)	(732)	(169)
Total	$1,758	$(166)	$1,592	$(1,808)
For the nine months ended September 30, 2015
Net gain (loss) on sale	$6,122	$(298)	$5,824	$(93)
Write-downs	(1,837)	(790)	(2,627)	(786)
Provision for valuation allowance	—	—	—	(3,870)
Net operating expenses	(1,555)	(185)	(1,740)	(232)
Total	$2,730	$(1,273)	$1,457	$(4,981)
For the three months ended September 30, 2014
Net gain (loss) on sale	$2,364	$63	$2,427	$(4)
Write-downs	(1,361)	(701)	(2,062)	—
Net operating expenses	(778)	(60)	(838)	(28)
Total	$225	$(698)	$(473)	$(32)
For the nine months ended September 30, 2014
Net gain (loss) on sale	$6,366	$294	$6,660	$(8)
Write-downs	(2,861)	(1,605)	(4,466)	—
Net operating expenses	(2,323)	(133)	(2,456)	(77)
Total	$1,182	$(1,444)	$(262)	$(85)
Note that covered expenses and income are partially offset by the corresponding recording of FDIC loss share income or expense.

9.  INTANGIBLE ASSETS

Core Deposit Intangibles

The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 6.9 years as of September 30, 2015.

The table below presents the Company’s net carrying amount of CDIs.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Gross carrying amount	$23,068	$20,658
Accumulated amortization	(9,598)	(7,623)
Net carrying amount	$13,470	$13,035

Amortization expense recognized on CDIs was $662 thousand and $680 thousand for the three months ended September 30, 2015 and 2014, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively, included as a component of “other expense” in the Consolidated Statements of Income.

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

The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the three months ended September 30, 2015
Fair value, beginning of period	$580	$—	$58,314	$58,894
Additions from loans sold with servicing retained	—	—	2,759	2,759
Changes in fair value due to:
Reductions from loans paid off during the period	(44)	—	(1,992)	(2,036)
Changes due to valuation inputs or assumptions (1)	(27)	—	(3,804)	(3,831)
Fair value, end of period	$509	$—	$55,277	$55,786
For the nine months ended September 30, 2015
Fair value, beginning of period	$691	$—	$69,907	$70,598
Additions from loans sold with servicing retained	—	—	8,607	8,607
Reduction from loans sold and servicing rights sold (2)	—	—	(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(97)	—	(5,851)	(5,948)
Changes due to valuation inputs or assumptions (1)	(85)	—	(4,684)	(4,769)
Fair value, end of period	$509	$—	$55,277	$55,786
Principal balance of loans serviced	$182,450	$—	$5,835,058	$6,017,508
For the three months ended September 30, 2014
Fair value, beginning of period	$837	$876	$72,391	$74,104
Additions from loans sold with servicing retained	—	2	2,296	2,298
Changes in fair value due to:
Reductions from loans paid off during the period	(57)	(83)	(1,706)	(1,846)
Changes due to valuation inputs or assumptions (1)	(18)	(24)	(134)	(176)
Fair value, end of period	$762	$771	$72,847	$74,380
For the nine months ended September 30, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	—	125	5,921	6,046
Changes in fair value due to:
Reductions from loans paid off during the period	(125)	(220)	(4,110)	(4,455)
Changes due to valuation inputs or assumptions (1)	(248)	(96)	(6,237)	(6,581)
Fair value, end of period	$762	$771	$72,847	$74,380
Principal balance of loans serviced	$222,262	$37,301	$7,069,937	$7,329,500

(1)	Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

(2)	$12.7 million of servicing rights were sold during the nine months ended September 30, 2015 in connection with the sale of $1.2 billion of principal balance of loans serviced.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of September 30, 2015 and December 31, 2014.

	Commercial Real Estate	Mortgage
As of September 30, 2015
Prepayment speed	6.68 - 50.00%	3.62 - 41.76%
Weighted average (“WA”) discount rate	19.54%	9.16%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.18 - 1.68%
As of December 31, 2014
Prepayment speed	6.41 - 50.00%	3.63 - 40.07%
WA discount rate	19.48%	9.14%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.16 - 1.74%

The Company realized total loan servicing fee income of $2.6 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and $7.7 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$—	$586	$12,000	$—	$222
Total risk management purposes	22,000	—	586	12,000	—	222
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	165,899	—	1,082	114,828	—	803
Interest rate lock commitments	112,057	2,740	—	67,817	1,489	—
Customer-initiated derivatives	317,773	5,650	5,684	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	595,729	8,390	6,766	308,001	3,077	2,280
Total gross derivatives	$617,729	$8,390	$7,352	$320,001	$3,077	$2,502

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $260 thousand at September 30, 2015 and $103 thousand at December 31, 2014.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the three months ended September 30,		For the the nine months ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2015	2014	2015	2014
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(3,128)	$(463)	$(1,917)	$(10,372)
Interest rate lock commitments	Net gain on sale of loans	711	(853)	1,253	284
Customer-initiated derivatives	Other noninterest income	194	4	156	23
Total loss recognized in income		$(2,223)	$(1,312)	$(508)	$(10,065)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2015.  We had no interest rate swaps designated as cash flow hedges in the three and nine months ended September 30, 2014.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
For the three months ended September 30, 2015
Interest rate swaps designated as cash flow hedges	$(893)	$(104)	$—
For the nine months ended September 30, 2015
Interest rate swaps designated as cash flow hedges	$(660)	$(296)	$—

At September 30, 2015, the Company expected $366 thousand of unrealized losses to be reclassified as an increase to interest expense during the following 12 months.

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

				Gross amounts not offset in the statement of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position	Financial instruments	Collateral (received)/posted	Net Amount
September 30, 2015
Offsetting derivative assets
Derivative assets	$5,650	$—	$5,650	$(5,650)	$5,140	$5,140
Offsetting derivative liabilities
Derivative liabilities	6,270	—	6,270	(5,650)	620	—
December 31, 2014
Offsetting derivative assets
Derivative assets	$1,588	$—	$1,588	$(1,588)	$1,689	$1,689
Offsetting derivative liabilities
Derivative liabilities	1,699	—	1,699	(1,588)	111	—

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

The allowance for credit losses on lending-related commitments included $815 thousand and $539 thousand at September 30, 2015 and December 31, 2014, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$578,956	$625,114	$1,204,070	$502,762	$463,362	$966,124
Standby letters of credit	63,979	3,526	67,505	69,305	4,197	73,502
Total commitments	$642,935	$628,640	$1,271,575	$572,067	$467,559	$1,039,626

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $24.6 million and $39.8 million at September 30, 2015 and December 31, 2014, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $18.8 million and $31.6 million at September 30, 2015 and December 31, 2014, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of September 30, 2015 and December 31, 2014, we had recorded a liability of $170 thousand and $355 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At September 30, 2015 and December 31, 2014, our standby letters of credit totaled $67.5 million and $73.5 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At September 30, 2015 and December 31, 2014, our liability recorded in connection with these representations and warranties totaled $1.8 million and $4.0 million, respectively.

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

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.10% variable-rate notes	$22,090	0.10%	$25,743	0.10%
FHLB advances: fixed-rate notes	50,000	0.37	100,000	0.29
FHLB advances: 0.43% variable-rate notes	—	—	10,000	0.43
Holding company line of credit: floating-rate based on one-month LIBOR plus 3.00%	30,000	3.20	—	—
Total short-term borrowings	102,090	1.14	135,743	0.26
Long-term debt:
FHLB advances: 0.26% - 7.44% fixed-rate notes due 2015 to 2027 (2)	414,405	1.25	286,804	1.57
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037 (3)	55,212	4.19	56,444	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	10,829	2.56	10,724	2.48
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,535	3.53	—	—
Total long-term debt	484,981	1.64	353,972	2.02
Total short-term borrowings and long-term debt	$587,071	1.55%	$489,715	1.53%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The September 30, 2015 balance includes advances payable of $409.5 million and purchase accounting premiums of $4.9 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(3)
The September 30, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $5.2 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(4)
The September 30, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.2 million.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.

(5)	The September 30, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $465 thousand.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Securities sold under agreement to repurchase:
Average daily balance	$25,249	$136,707	$21,710	$97,156
Average interest rate during the period	0.10%	0.14%	0.10%	0.12%
Maximum month-end balance	$26,703	$166,925	$26,703	$166,925
FHLB advances:
Average daily balance	$164,414	$82,935	$71,099	$40,966
Average interest rate during the period	0.36%	0.19%	0.29%	0.80%
Maximum month-end balance	$200,000	$70,000	$200,000	$90,000
Federal funds purchased:
Average daily balance	$—	$217	$462	$1,568
Average interest rate during the period	—%	0.31%	0.31%	0.27%
Maximum month-end balance	$—	$—	$126,000	$—
FHLB overnight repurchase agreements:
Average daily balance	$—	$—	$—	$2,931
Average interest rate during the period	—%	—%	—%	0.10%
Maximum month-end balance	$—	$—	$—	$—
Holding company line of credit:
Average daily balance	$30,000	$—	$20,897	$7,436
Average interest rate during the period	3.19%	—%	3.18%	—%
Maximum month-end balance	$30,000	$—	$30,000	$35,000

Securities sold under agreements to repurchase represent funds deposited with the banks by retail customers (short-term borrowings), of which up to $250 thousand is covered by FDIC insurance for each depositor.  Securities sold under agreements to repurchase are typically delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are additionally collateralized by residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government sponsored enterprises with a carrying value of $86.0 million at September 30, 2015 which are not covered by FDIC insurance. The Company's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

Our subsidiary bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.  At September 30, 2015, FHLB advances were collateralized by $1.7 billion of commercial and mortgage loans, with $1.1 billion in the form of a blanket lien arrangement and $545.8 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $623.2 million at September 30, 2015; however, due to Board resolutions, this amount is limited to an additional $394.3 million.

 In the nine months ended September 30, 2015, we drew $20.0 million in order to facilitate our repurchase of 2.5 million warrants to purchase shares of our Class A common stock of an aggregate purchase price of $19.9 million and $10.0 million for working capital on our existing line of credit.

14. INCOME TAXES
Provision for income taxes is computed by applying an estimated annual effective tax rate, based on our forecast of annual income from continuing operations, and then adjusting for any additional tax effects required to be recorded discreetly in the quarter to which they relate.
A reconciliation of expected income tax expense at the federal statutory rate to the Company’s provision for income taxes and effective tax rate follows.

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$9,261	35.0%	$10,297	35.0%	$23,121	35.0%	$28,823	35.0%
Effect of:
Tax exempt income	(719)	(2.7)	(521)	(1.8)	(1,994)	(3.0)	(1,723)	(2.1)
State taxes, net of federal benefit	329	1.2	666	2.3	789	1.2	1,135	1.4
Change in valuation allowance	2,804	10.6	—	—	2,804	4.2	(10,127)	(12.3)
Bargain purchase gain	—	—	—	—	—	—	(14,692)	(17.8)
Transaction costs	—	—	—	—	47	0.1	454	0.5
Deferred tax benefit	(4,991)	(18.9)	—	—	(4,991)	(7.6)	—	—
Other, net	(259)	(0.9)	(538)	(1.8)	(731)	(1.1)	132	0.2
Income tax expense	$6,425	24.3%	$9,904	33.7%	$19,045	28.8%	$4,002	4.9%

During the period ended September 30, 2015, the Capital Bancorp, Ltd.'s consolidated tax return (Talmer West Bank's former parent holding company) for the year ended December 31, 2014 was completed. The resulting impact was an allocation of net operating loss to Talmer West Bank that exceeded expectations, thereby generating an additional tax benefit of $5.0 million of net operating loss carry forwards. Management concluded that a valuation allowance in the amount of $2.8 million was necessary based on estimates of future recognized built in losses.

15.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  As of September 30, 2015, 1.3 million shares were available to be awarded under the Plan.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  For the nine months ended September 30, 2015, there were no stock options granted. During the nine months ended September 30, 2014, the Company granted 35 thousand stock options that were fully vested upon issuance and will remain outstanding for 10 years after the grant date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Given the relatively short history of Company stock being publicly traded during the nine months ended September 30, 2014, post our public offering in February of 2014, it was not practicable for the Company to estimate volatility of its share price. For the nine months ended September 30, 2014 the Company used the average volatility of comparable public Bank holding companies as an input to the valuation model. Since limited historical data is available, the expected term of options granted was estimated to be six years for the nine months ended September 30, 2014 based on expected lives used by a sample of other Midwest banks. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. The expected dividend yield is based on historical and projected dividend patterns of the Company’s common shares. At the time the shares were granted in 2014 there were not any expected dividends projected. All shares granted are expected to vest and the Company intends to issue already authorized shares to satisfy options upon exercise.

The fair value of options granted during the nine months ended September 30, 2014 was determined using the following weighted-average assumptions as of the grant date.

For the nine months ended
September 30, 2014
Fair value of options granted	$4.77
Expected dividend yield	—%
Expected volatility	30.02%
Risk-free interest rate	1.98%
Expected life (in years)	6.00
Activity in the Plan during the nine months ended September 30, 2015 is summarized below:

		Weighted average
	Number of shares (in thousands)	Exercise price per share	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2015	7,958	$6.96
Exercised (1)	(723)	6.85
Outstanding at September 30, 2015	7,235	6.97	5.96	70,039
Options fully vested	7,235	6.97	5.96	70,039
Exercisable at September 30, 2015	7,235	6.97	5.96	70,039

(1)	Options exercised during the nine months ended September 30, 2015 had a weighted average fair value of $15.89, at respective exercise dates.

The total intrinsic value of stock options exercised was $6.5 million for the nine months ended September 30, 2015.

Total cash received from option exercises during the nine months ended September 30, 2015 was $210 thousand, resulting in the issuance of 35 thousand shares.  During the nine months ended September 30, 2015, there were 258 thousand shares issued under the net-settlement option.  The tax benefit realized from option exercises during the nine months ended September 30, 2015 was $1.8 million.

All of the Company’s shares were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.  Total compensation expense for stock options, included in “Salary and employee benefits” in the Consolidated Statements of Income, was $42 thousand and $429 thousand for the three and nine months ended September 30, 2014, respectively.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted vest in their entirety following a five-year service period for employees and over a one-year service period for directors.  Restricted stock awards granted to directors during the nine months ended September 30, 2015 additionally contain performance-based vesting conditions. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.

The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at January 1, 2015	378	$14.44
Granted	391	15.10
Vested	(19)	14.44
Forfeited	(11)	14.95
Nonvested at September 30, 2015	739	$14.78

Total expense for restricted stock awards totaled $515 thousand for the three months ended September 30, 2015, of which $437 thousand was included in “Salary and employee benefits” related to employees and $78 thousand was included in “Professional fees” related to directors in the Consolidated Statements of Income.  For the nine months ended September 30, 2015, total expense for restricted stock awards totaled $1.4 million, of which $1.2 million was included in "Salary and employee benefits" related to employees and $205 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. For the three months ended September 30, 2014, total expense for restricted stock awards totaled $302 thousand, of which $227 thousand was included in "Salary and employee benefits" related to employees and $75 thousand was included in "Professional fees" related to director in the Consolidated Statements of Income. For the nine months ended September 30, 2014, total expense for restricted stock awards totaled $369 thousand, of which $277 thousand was included in "Salary and employee benefits" related to employees and $92 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. As of September 30, 2015, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $9.2 million and the weighted-average period over which these costs are expected to be recognized is 4.1 years.

16. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.

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

Effective January 1, 2015 we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. We have elected to opt-out of including capital in accumulated other comprehensive income in common equity tier 1 capital.

At September 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Consent Order

On April 5, 2010, Michigan Commerce Bank consented to the issuance of the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services.  The Consent Order was terminated following the merger of Talmer West Bank with and into Talmer Bank and Trust on August 21, 2015.

The following is a summary of actual and required capital amounts and ratios in accordance with current regulatory standards:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015 (Basel III Transitional)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$714,836	13.2%	$433,301	8.0%	N/A	N/A
Talmer Bank and Trust	734,680	13.6	432,614	8.0	$540,768	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	656,214	12.1	243,732	4.5	N/A	N/A
Talmer Bank and Trust	676,058	12.5	243,345	4.5	351,499	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	656,214	12.1	324,976	6.0	N/A	N/A
Talmer Bank and Trust	676,058	12.5	324,461	6.0	432,614	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	656,214	10.2	256,989	4.0	N/A	N/A
Talmer Bank and Trust	676,058	11.3	239,862	4.0	299,827	5.0
December 31, 2014 (Basel I)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$720,552	16.4%	$350,645	8.0%	N/A	N/A
Talmer Bank and Trust	627,851	16.3	308,374	8.0	$385,468	10.0%
Talmer West Bank (1)	101,926	19.6	41,628	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	666,035	15.2	175,323	4.0	N/A	N/A
Talmer Bank and Trust	579,604	15.0	154,187	4.0	231,281	6.0
Talmer West Bank (1)	95,656	18.4	20,814	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	666,035	11.6	230,546	4.0	N/A	N/A
Talmer Bank and Trust	579,604	11.6	200,128	4.0	250,160	5.0
Talmer West Bank (1)	95,656	12.4	30,786	4.0	N/A	N/A

(1)
Notwithstanding its capital levels, Talmer West Bank was not categorized as well capitalized while it was subject to the Consent Order. On August 21, 2015, Talmer West Bank was merged with and into Talmer Bank and Trust.

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

During the three months ended September 30, 2015 and 2014, dividends of $80.0 million and $0, respectively, were paid to the Company by a subsidiary bank, while for the nine months ended September 30, 2015 and 2014, dividends of $95.0 million and $25.0 million, respectively, were paid to the Company by a subsidiary bank.

On October 28, 2015, a cash dividend on the Company’s Class A common stock of $0.01 per share was declared.  The dividend will be paid on November 20, 2015, to the Company’s Class A common shareholders of record as of November 9, 2015.

17.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Company

(Dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$11,745	$9,497
Investment in banking subsidiaries	738,327	756,452
Income tax benefit	9,739	7,975
Other assets	1,331	655
Total assets	$761,142	$774,579
Liabilities
Short-term borrowings	$30,000	$—
Long-term debt	15,364	10,724
Accrued expenses and other liabilities	1,010	2,248
Total liabilities	46,374	12,972
Shareholders’ equity	714,768	761,607
Total liabilities and shareholders’ equity	$761,142	$774,579

Statements of Income and Comprehensive Income - Parent Company

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Income
Dividend income from subsidiary	$80,000	$—	$95,000	$25,000
Bargain purchase gain	—	—	—	41,977
Other noninterest income	34	3	43	8
Total income	80,034	3	95,043	66,985
Expenses
Salaries and employee benefits	1,602	1,040	4,494	6,995
Bank acquisition and due diligence fees	88	238	1,243	2,212
Professional service fees	740	455	1,608	1,541
Insurance expense	85	176	198	543
Marketing expense	29	31	78	222
Interest on short-term borrowings	247	—	508	151
Interest on long-term debt	184	128	528	380
Other	35	74	208	222
Total expenses	3,010	2,142	8,865	12,266
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	77,024	(2,139)	86,178	54,719
Income tax benefit	1,000	533	2,735	2,990
Equity in (over)/under distributed earnings of subsidiaries	(57,989)	21,121	(41,897)	20,639
Net income	$20,035	$19,515	$47,016	$78,348
Total comprehensive income, net of tax	$23,601	$19,369	$48,968	$88,431

Statements of Cash Flows - Parent Company

	For the nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$47,016	$78,348
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	41,897	(20,639)
Gain on acquisition	—	(41,977)
Stock-based compensation expense	604	382
(Increase) decrease in income tax benefit	(1,381)	11
(Increase) decrease in other assets, net	(482)	551
Decrease in accrued expenses and other liabilities, net	(3,620)	(3,081)
Net cash from operating activities	84,034	13,595
Cash flows from investing activities
Cash (used in) proceeds from acquisitions	(13,323)	(6,500)
Capital contributions to subsidiaries	—	(99,500)
Refund of investment	2,225	—
Net cash used in investing activities	(11,098)	(106,000)
Cash flows from financing activities
Issuance of common stock	—	42,075
Issuance of common stock and restricted stock awards, including tax benefit	(182)	(963)
Repurchase of 5.1 million common shares	(74,987)	—
Repurchase of warrants to purchase 2.5 million shares, at fair value	(19,892)	—
Cash dividends paid on common stock (1)	(2,127)	(704)
Draw on senior unsecured line of credit	30,000	—
Repayment of senior unsecured line of credit	—	(35,000)
Repayment of long-term debt	(3,500)	—
Net cash from financing activities	(70,688)	5,408
Net increase (decrease) in cash and cash equivalents	2,248	(86,997)
Beginning cash and cash equivalents	9,497	98,411
Ending cash and cash equivalents	$11,745	$11,414

(1)	$0.03 per share and $0.01 per share for the nine months ended September 30, 2015 and 2014, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$20,035	$19,515	$47,016	$78,348
Net income allocated to participating securities	207	105	407	178
Net income allocated to common shareholders (1)	$19,828	$19,410	$46,609	$78,170
Weighted average common shares - issued	69,449	70,470	70,354	69,570
Average unvested restricted share awards	(718)	(378)	(610)	(156)
Weighted average common shares outstanding - basic	68,731	70,092	69,744	69,414
Effect of dilutive securities -
Employee and director stock options	4,227	4,102	4,201	4,034
Warrants	264	1,558	502	1,500
Weighted average common shares outstanding - diluted	73,222	75,752	74,447	74,948
EPS available to common shareholders
Basic	$0.29	$0.28	$0.67	$1.13
Diluted	$0.27	$0.26	$0.63	$1.04

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $16.58 per share and $14.08 per share for the three months ended September 30, 2015 and 2014, respectively, and the average stock valuation is $15.61 per share and assumed to be $13.52 per share for the nine months ended September 30, 2015 and 2014, respectively.

The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive.  There were no outstanding antidilutive warrants or options during the three and nine months ended September 30, 2015 and no outstanding antidilutive warrants during the three and nine months ended September 30, 2014.

(Shares in thousands)	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Average outstanding options	35	14
Outstanding exercise prices:
Low end	$14.44	$14.44
High end	$14.44	$14.44

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized gains (losses) on cash flow hedges, net of tax		Total unrealized gains (losses), net of tax
Three months ended September 30, 2015
Beginning balance	$2,105		$131		$2,236
Other comprehensive income (loss) before reclassifications	4,210		(581)		3,629
Amounts reclassified from accumulated other comprehensive income	(131)	(1)	68	(2)	(63)
Net current period other comprehensive income (loss)	4,079		(513)		3,566
Ending balance	$6,184		$(382)		$5,802
Three months ended September 30, 2014
Beginning balance	$2,233		$—		$2,233
Other comprehensive income before reclassifications	13		—		13
Amounts reclassified from accumulated other comprehensive income	(159)	(1)	—		(159)
Net current period other comprehensive loss	(146)		—		(146)
Ending balance	$2,087		$—		$2,087
Nine months ended September 30, 2015
Beginning balance	$3,995		$(145)		$3,850
Other comprehensive income (loss) before reclassifications	2,255		(429)		1,826
Amounts reclassified from accumulated other comprehensive income	(66)	(1)	192	(2)	126
Net current period other comprehensive income (loss)	2,189		(237)		1,952
Ending balance	$6,184		$(382)		$5,802
Nine months ended September 30, 2014
Beginning balance	$(7,996)		$—		$(7,996)
Other comprehensive income before reclassifications	8,740				8,740
Amounts reclassified from accumulated other comprehensive income	1,343	(1)			1,343
Net current period other comprehensive income	10,083		—		10,083
Ending balance	$2,087		$—		$2,087

(1)
Amounts are included in “Net gain (loss) on sales of securities” in the Consolidated Statements of Income within total noninterest income, calculated using the specific identification method, and were net gains of $202 thousand and $244 thousand for the three months ended September 30, 2015 and 2014, respectively, and net gains of $101 thousand and net losses of $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Income tax provision (benefit) associated with the reclassification adjustments for three months ended September 30, 2015 and 2014 was an expense of $71 thousand and $85 thousand, respectively, and for the nine months ended ended September 30, 2015 and 2014 was an expense of $35 thousand and a benefit of $723 thousand, respectively, and are included in “Income tax provision” in the Consolidated Statements of Income.

(2)
Amount is included in “Other brokered funds” in the Consolidated Statements of Income within total interest expense and was $104 thousand for the three months ended September 30, 2015, and $296 thousand for the nine months ended September 30, 2015. Income tax benefit associated with the reclassification adjustment for the three months ended September 30, 2015 was $36 thousand, and for the nine months ended September 30, 2015 was $104 thousand and included in “Income tax provision” in the Consolidated Statements of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three and nine months ended September 30, 2015 and September 30, 2014 and also analyzes our financial condition as of September 30, 2015 as compared to December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.
In this report, unless the context suggests otherwise, references to “Talmer Bancorp, Inc.,” “Company,” “we,” “us,” and “our” mean the combined business of Talmer Bancorp, Inc. and its subsidiary bank, Talmer Bank and Trust (“Talmer Bank”). However, if the discussion relates to a period after our acquisition of Talmer West Bank on January 1, 2014, but before Talmer West Bank was merged with and into Talmer Bank on August 21, 2015, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank.

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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and September 30, 2015, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities.  Through our wholly-owned subsidiary bank, Talmer Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

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

On January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank, acquiring $910.3 million in assets at a fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights. We also acquired $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million.  Talmer West Bank was merged into Talmer Bank August 21, 2015.

On February 6, 2015, we closed on the acquisition of First of Huron Corp. acquiring $228.3 million in assets at fair value, including $162.3 million in loans, net of unearned income and $34.0 million in investment securities.  We also acquired $218.4 million of liabilities at fair value, including $201.5 million of retail deposits and $13.1 million of debt.

As of September 30, 2015, we had $4.7 billion in total loans, compared to $4.2 billion at December 31, 2014.  Approximately 67% of our total loans at September 30, 2015 were generated through non-acquisition growth, primarily as a result of the various commercial and residential lenders that we hired over the past five years.  Of the $4.7 billion in total loans at September 30, 2015, $1.5 billion, or 32.9%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $47.0 million for nine months ended September 30, 2015, compared to $78.3 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015 we incurred $3.9 million of transaction and integration related expenses including severance expense, data processing fees, professional service fees and bank acquisition and due diligence fees primarily related to our successful acquisition of First of Huron Corp.  Net income for the nine months ended September 30, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank, $14.4 million of net gain on sale of branches and $13.3 million of transaction and integration related expenses.  While we continue to explore additional acquisition opportunities, there is no certainty that bargain purchase gains of any amount will be recognized as a result of any future closed transactions.  We completed the operational integrations of both Talmer West Bank and First of Huron Corp. in February of 2015 and the charter consolidation of Talmer West Bank into Talmer Bank in August of 2015 .  We continue to centralize the back-office functions of our acquired banks, as well as realize cost savings through the use of third party vendors and technology, in order to take advantage of economies of scale as we continue to grow.  We place our focus on initiatives that we believe will provide opportunities to enhance earnings, including the continued rationalization of our retail banking footprint through the evaluation of possible branch consolidations or opportunities to sell branches.

As of September 30, 2015, our total assets were $6.5 billion, our net total loans were $4.6 billion, our total deposits were $5.1 billion and our total shareholder’s equity was $714.8 million.

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

Economic Overview
Growth in Gross Domestic Product (“GDP”) in the second quarter of 2015 increased at an annualized rate of 3.9% compared to growth of 0.6% in the first quarter of 2015 and 5.0% in the third quarter of 2014, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce.
According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.1% as of September 30, 2015, down from 5.6% as of December 31, 2014 and 6.7% as of December 31, 2013. While the unemployment rate did show continued signs of improvement, recent jobs reports have been lower than expected by leading economists.
Total existing home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.7 million units for the rolling twelve months ended August 31, 2015, up 6.1% from the rolling twelve month total of 4.4 million units as of August 31, 2014. Inventory levels were down slightly at a 5.2 months’ supply, or 2 million units, as of August 31, 2015, compared to a 5.6 months’ supply as of August 31, 2014. New home sales were up to a seasonally adjusted annual rate of 552 thousand units as of August 31, 2015, up 21.6% from 454 thousand as of August 31, 2014. Inventory for new homes decreased to a 4.7 months’ supply as of August 31, 2015 versus a 5.4 month supply as of August 31, 2014, while the median sales price of new homes increased 0.3% to $292.7 thousand for the same period. Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 5.0% from July 2014 to July 2015. However, the pace of increasing values has fallen from the July 2014 year-over-year increase of 6.8%.
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
According to McGraw-Hill Financial compilation of Residential Real Estate Statistics, overall mortgage industry performance saw improvement with prime mortgage delinquency falling to 3.01% as of June 30, 2015 versus 3.25% as of December 31, 2014 and 3.49% as of June 30, 2014, according to the Mortgage Bankers Association. New foreclosures on prime loans were at 0.25% as of June 30, 2015, down from 0.28% as of December 31, 2014 and from 0.27% as of June 30, 2014. According to S&P Indices, first mortgages in default were also down at 0.84% as of August 31, 2015 from 0.91% as of August 31, 2014. The continued improvements are supported by a decrease in the affordability index (the ratio between mortgage payments and average income), which decreased 2.7% as of July 31, 2015 to 151.2 from July 31, 2014 at 155.4. The improving economic conditions year over year has led to the improvement in the overall consumer confidence index, ending August 31, 2015 at 101.5, up 8.7% from 93.4 as of August 31, 2014. It should be noted however, that the August 2015 index of 101.5 is down 2.2% from the January, 2015 index of 103.8.
According to the Beige Book published by the Federal Reserve Board in September 2015, overall economic activity was improved. The Fourth (Cleveland) Federal Reserve District reported a slight pace of expansion, while the Seventh (Chicago) Federal Reserve District and the twelfth District (San Francisco) reported moderate growth.
On balance, the Cleveland District’s economy expanded at a slight pace. Factory output was stable. The housing market improved, with higher unit sales and prices. Nonresidential building contractors characterized backlogs as strong or strengthening. Retailers reported that their revenues were flat over the period and year over year. New-car sales rose slightly. Exploration in the Marcellus and Utica Shales declined, whereas mid-stream infrastructure projects moved forward. Freight volume contracted slightly. The demand for business and consumer credit continued to move slowly higher. Payrolls expanded slightly. Newly created positions typically required a higher-level skill set than in the past. Staffing firms reported a pickup in the number of job openings in healthcare and manufacturing; however, the number of placements did not keep pace. Wage pressures were intensifying in the construction, retail, and transportation sectors. Overall, input and finished-goods prices were steady.

Growth in economic activity in the Chicago District remained moderate in July and early August, and activity is expected to rise at a similar pace over the next 6 to 12 months. Credit conditions were little changed. Cost pressures also were about the same as during the last reporting period, with prices for most raw materials remaining low and limited wage growth. The condition of the corn and soybean crops was uneven across the District, with record yields possible in some areas and low yields likely in others. Growth in consumer spending continued at a moderate pace over the reporting period. Spending on discretionary items such as sporting goods, entertainment, general merchandise, and apparel generally increased at a faster rate than spending on necessities such as food and beverages. New and used vehicle sales continued to be strong. Vehicle transaction prices moved up further, increasing dealer profitability. Relatively low gas prices continued to cause a shift in consumer preferences toward light trucks. Growth in business spending remained moderate in July and early August. Most retailers and manufacturers reported comfortable inventory levels, though stocks remained slightly elevated at steel service centers because of the large volumes of imports over the past year. Some retail contacts said they planned to carry lower-than-normal inventories of winter- related items because of forecasts that a strong El Niño effect will raise temperatures this winter. The pace of capital spending remained moderate. Hiring and hiring plans also grew at a moderate pace. Labor demand was again strongest for skilled workers, particularly for many professional and technical occupations, sales, and skilled manufacturing and building trades. A staffing firm reported declining revenues, which they attributed primarily to moves by their clients toward hiring more permanent workers and toward more outsourcing.

Economic activity in the San Francisco District (covering the Bank’s Las Vegas market) grew at a moderate pace during the reporting period of July through mid-August. Overall price inflation remained limited, but upward wage pressures increased further. Lending trended up, and credit conditions improved somewhat. A few District contacts in the banking sector observed strong demand for talented employees and, due to vigorous competition, were unable to pass higher wages through to the prices charged for banking services. Hospitality sector contacts in the District expressed concerns that recent minimum wage increases may raise costs in their industry. Some District contacts noted an excess supply of retail space and tighter underwriting standards for new construction projects, which constrained the growth of new commercial units in their areas.

The economy in the state of Michigan noted improvements during the period. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, improved to 5.1% as of August 31, 2015, down from 6.4% as of December 31, 2014 and 8.3% as of December 31, 2013. Other improvements included a 6.0% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014.
As of September 30, 2015, $1.5 billion, or 32.7% of our total loans are to businesses and consumers in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was at 6.2% as of August 31, 2015, from 6.5% as of December 31, 2014, and 8.0% at December 31, 2013. The Detroit MSA showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 5.2% for the rolling twelve months ending July 31, 2015. It should be noted that the pace of increase has slowed from 8.4% for the 12 months ending July 31, 2014.
The Ohio economy also showed signs of slowing recovery. Unemployment was down at 4.7% as of August 31, 2015, compared to 5.1% as of December 31, 2014 and 7.1% as of December 31, 2013. The Cleveland MSA showed higher unemployment of 4.8% as of August 31, 2015, down from 5.2% as of December 31, 2014. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 3.4% during the 12 months ending June 30, 2015 when compared to the 12 months ending December 31, 2014. New business bankruptcies were unchanged. The Case-Shiller index for the Cleveland market indicates housing prices increases have cooled and were up 3.0% for the twelve month period ending July 31, 2015, versus 0.9% increase for the 12 months ending July 31, 2014.
The Illinois economy also showed signs of a slowing recovery. Unemployment was down at 5.6% as of August 31, 2015, compared to 6.2% as of December 31, 2014 and 8.9% as of December 31, 2013. This is the lowest rate since March 2008. Unemployment in the Chicago MSA decreased to 5.6% as of August 31, 2015, down from 5.7% as of December 31, 2014 and from 9.1% as of December 31, 2013. Bankruptcies in the Northern Illinois region were down 4.0% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. However, business filings were up 6.8% for the same period. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 2.0% for the twelve-month period ending July 31, 2015, compared to 4.0% increase for the 12 months ending July 31, 2014.
The Indiana economy continued to recover. The unemployment rate was down at 4.6% as of August 31, 2015, compared to 5.9% as of December 31, 2014 and from 6.8% as of December 31, 2013. This is the lowest unemployment rate in Indiana since December 2007. Unemployment in the Elkhart MSA was also down at 3.6% as of August 31, 2015 versus 5.1% as of December 31, 2014, and 7.6% as of December 31, 2013. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending June 30, 2015 was down 2.9% compared to the 12 months ending December 31, 2014. Indiana real estate values have improved according to statistics from Zillow with prices increasing 2.7% for the twelve months ending August 31, 2015.
The Nevada economy also showed signs of gradual recovery. Unemployment was down at 6.8% as of August 31, 2015 compared to 7.0% as of December 31, 2014 and down from 9.0% as of December 31, 2013. This is Nevada’s lowest rate since June 2008. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 9.2% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas market were up 6.2% for the 12 months ending July 31, 2015 versus an increase of 12.8% for the 12 months ending July 31, 2014.

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

Financial Results

We had net income for the three months ended September 30, 2015 of $20.0 million, or $0.27 per average diluted share, compared to $19.5 million, or $0.26 per average diluted share, for the same period ended September 30, 2014. The increase in net income of $520 thousand for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily reflects an increase in net interest income of $3.4 million, a decrease in noninterest expense of $3.4 million and a decrease in income tax provision of $3.5 million, partially offset by a decrease in noninterest income of $10.6 million. The three months ended September 30, 2014 included a $14.4 million net gain on sale of branches within noninterest income.
We had net income for the nine months ended September 30, 2015 of $47.0 million, or $0.63 per average diluted share, compared to $78.3 million, or $1.04 per average diluted share, for the same period ended September 30, 2014. The decrease in net income for the nine months ended September 30, 2015 was primarily due to the inclusion of the $42.0 million bargain purchase gain from the January 1, 2014 acquisition of Talmer West Bank in our results for the nine months ended September 30, 2014. Excluding the bargain purchase gain, net income for the nine months ended September 30, 2015 increased $10.6 million, when compared to the results for the nine months ended September 30, 2014. This increase primarily reflects a reduction in noninterest expense of $13.1 million, a decrease in total provision for loan losses of $6.0 million, an increase in net interest income of $3.5 million and an increase in noninterest income of $3.2 million, partially offset by an increase in income tax provision of $15.0 million. The nine months ended September 30, 2014 included a $14.4 million net gain on sale of branches within noninterest income.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three and nine months ended September 30, 2015 and 2014. The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three and nine months ended September 30, 2015 and 2014.
We had net interest income of $55.6 million for the three months ended September 30, 2015, an increase of $3.4 million from $52.2 million for the same period in 2014. The increase in net interest income in the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to a decrease of $2.3 million in negative accretion of the FDIC indemnification asset and a $2.0 million increase in interest and fees on loans, partially offset by an increase of $2.0 million in total interest expense. The decrease in negative accretion of the FDIC indemnification asset was primarily driven by the expiration of the first (and largest) of our four FDIC non-single family loss share agreements effective July 1, 2015. The increases in interest expense and interest and fees on loans were primarily driven by the significant growth in total deposits and loans, respectively. Our net interest margin (FTE) for the three months ended September 30, 2015 decreased 29 basis points to 3.76% from 4.05% for the comparable period in 2014. The decrease in net interest margin was primarily due to the decline in the benefit provided by our higher yielding acquired loans as the balances continue to run-off, partially offset by the decrease in negative accretion on the FDIC indemnification asset, as we continue to reduce the outstanding amount of this asset.
We had net interest income of $156.3 million for the nine months ended September 30, 2015, an increase of $3.5 million from $152.8 million for the same period in 2014. The nine months ended September 30, 2015 included an $8.6 million increase in interest income partially offset by a $5.1 million increase in interest expense compared to the same period in 2014. The increase in interest income was primarily driven by increases of $9.9 million in interest and fees on loans and $1.7 million in interest on securities, partially offset by a $3.3 million increase in negative accretion of the FDIC indemnification asset. The increases in interest and fees on loans, interest on securities and interest expense were primarily driven by the significant growth in total loans, securities and deposits, respectively. The increase in negative accretion of the FDIC indemnification asset for the nine months ended September 30, 2015 compared to the same period in 2014, was primarily driven by our continued increases in cash flow expectations on covered loans as a result of our quarterly re-estimations. Our net interest margin (FTE) for the nine months ended September 30, 2015 decreased 43 basis points to 3.67% from 4.10% for the comparable period in 2014. The decrease in net interest margin was primarily due to the decline in the benefit provided by our higher yielding acquired loans as the balances continue to run-off and an increase in deposit funding costs.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the three months ended September 30, 2015 and 2014, the yield on total loans was 5.09% and 5.78%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.34% and 4.67%, respectively. For the nine months ended September 30, 2015 and 2014, the yield on total loans was 5.23% and 5.90%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.40% and 4.79%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield.
Our net interest margin is also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations have continuously resulted in improvements in overall expected cash flows on covered loans, our expected payments from the FDIC under our loss share agreements have declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 49.20% and 61.58% for the three and nine months ended September 30, 2015, respectively, compared to 26.61% and 22.11% for the three and nine months ended September 30, 2014, respectively. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 30 basis points and 13 basis points for the three and nine months ended September 30, 2015, compared to 35 basis points and 33 basis points for the three and nine months ended September 30, 2014. The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$172,781	$107	0.24%	$264,158	$159	0.24%
Federal funds sold and other short-term investments	182,826	342	0.74	76,724	130	0.67
Investment securities (3):
Taxable	575,071	2,731	1.88	515,388	2,241	1.73
Tax-exempt	266,357	1,873	3.69	205,329	1,444	3.77
Federal Home Loan Bank stock	25,416	285	4.46	17,333	177	4.04
Gross uncovered loans (4)	4,494,551	53,749	4.74	3,548,152	44,443	4.97
Gross covered loans (4)	188,158	6,329	13.34	439,366	13,685	12.36
FDIC indemnification asset	35,211	(4,366)	(49.20)	99,335	(6,663)	(26.61)
Total earning assets	5,940,371	61,050	4.12%	5,165,785	55,616	4.31%
Non-earning assets:
Cash and due from banks	91,225			114,156
Allowance for loan losses	(53,900)			(55,579)
Premises and equipment	44,552			52,141
Core deposit intangible	13,802			14,398
Goodwill	3,524			—
Other real estate owned and repossessed assets	43,420			49,440
Loan servicing rights	58,038			73,996
FDIC receivable	3,878			5,886
Company-owned life insurance	105,377			95,930
Other non-earning assets	241,922			230,955
Total assets	$6,492,209			$5,747,108
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$823,741	$401	0.19%	$657,107	$190	0.11%
Money market and savings deposits	1,293,737	620	0.19	1,237,984	487	0.16
Time deposits	1,523,096	2,582	0.67	1,236,286	1,611	0.52
Other brokered funds	365,825	541	0.59	361,929	288	0.32
Short-term borrowings	219,663	350	0.63	219,859	122	0.22
Long-term debt	407,154	909	0.89	280,054	701	0.99
Total interest-bearing liabilities	4,633,216	5,403	0.46%	3,993,219	3,399	0.34%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	1,051,400			961,558
FDIC clawback liability	28,774			26,493
Other liabilities	47,779			26,968
Shareholders’ equity	731,040			738,870
Total liabilities and shareholders’ equity	$6,492,209			$5,747,108
Net interest income		$55,647			$52,217
Interest spread			3.66%			3.97%
Net interest margin as a percentage of interest earning assets			3.72%			4.01%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis			3.76%			4.05%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $604 thousand and $505 thousand on tax-exempt securities for the three months ended September 30, 2015 and 2014, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Includes nonaccrual loans.

	For the nine months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$179,234	$310	0.23%	$304,413	$546	0.24%
Federal funds sold and other short-term investments	144,592	776	0.72	74,651	401	0.72
Investment securities (3):
Taxable	532,701	7,429	1.86	501,122	6,246	1.67
Tax-exempt	251,629	5,146	3.60	189,117	4,622	4.41
Federal Home Loan Bank stock	22,176	754	4.55	17,561	690	5.25
Gross uncovered loans (4)	4,284,378	152,174	4.75	3,341,423	125,333	5.01
Gross covered loans (4)	272,819	26,161	12.82	476,465	43,070	12.09
FDIC indemnification asset	48,122	(22,164)	(61.58)	114,190	(18,887)	(22.11)
Total earning assets	5,735,651	170,586	4.01%	5,018,942	162,021	4.36%
Non-earning assets:
Cash and due from banks	89,787			99,858
Allowance for loan losses	(52,682)			(57,202)
Premises and equipment	46,886			55,160
Core deposit intangible	14,157			15,635
Goodwill	3,046			—
Other real estate owned and repossessed assets	45,699			55,014
Loan servicing rights	58,062			76,809
FDIC receivable	5,388			6,440
Company-owned life insurance	103,559			75,908
Other non-earning assets	237,514			222,889
Total assets	$6,287,067			$5,569,453
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$808,473	$1,073	0.18%	$693,346	$630	0.12%
Money market and savings deposits	1,258,174	1,653	0.18	1,328,229	1,473	0.15
Time deposits	1,381,282	6,540	0.63	1,257,393	4,534	0.48
Other brokered funds	478,775	1,771	0.49	175,169	352	0.27
Short-term borrowings	114,168	638	0.75	150,057	330	0.29
Long-term debt	424,148	2,623	0.83	234,087	1,902	1.09
Total interest-bearing liabilities	4,465,020	14,298	0.43%	3,838,281	9,221	0.32%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	983,677			949,516
FDIC clawback liability	27,995			25,790
Other liabilities	54,574			37,723
Shareholders’ equity	755,801			718,143
Total liabilities and shareholders’ equity	$6,287,067			$5,569,453
Net interest income		$156,288			$152,800
Interest spread			3.58%			4.04%
Net interest margin as a percentage of interest earning assets			3.64%			4.07%
Tax equivalent effect			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			3.67%			4.10%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $1.6 million and $1.6 million on tax-exempt securities for the nine months ended September 30, 2015 and 2014, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Includes nonaccrual loans.

Rate-Volume Analysis

The tables below present the effect of volume and rate changes on interest income and expense.  Changes in volume are changes in the average balance multiplied by the previous year’s average rate.  Changes in rate are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$4	$(56)	$(52)
Federal funds sold and other short-term investments	15	197	212
Investment securities:
Taxable	217	273	490
Tax-exempt	—	429	429
FHLB stock	19	89	108
Gross uncovered loans	(2,090)	11,396	9,306
Gross covered loans	1,017	(8,373)	(7,356)
FDIC indemnification asset	(3,581)	5,878	2,297
Total interest income	(4,399)	9,833	5,434
Interest-bearing liabilities
Interest-bearing demand deposits	154	57	211
Money market and savings deposits	110	23	133
Time deposits	548	423	971
Other brokered funds	250	3	253
Short-term borrowings	228	—	228
Long-term debt	(82)	290	208
Total interest expense	1,208	796	2,004
Change in net interest income	$(5,607)	$9,037	$3,430

	For the nine months ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(19)	$(217)	$(236)
Federal funds sold and other short-term investments	—	375	375
Investment securities:
Taxable	773	410	1,183
Tax-exempt	(837)	1,361	524
FHLB stock	(101)	165	64
Gross uncovered loans	(6,948)	33,789	26,841
Gross covered loans	2,479	(19,388)	(16,909)
FDIC indemnification asset	(18,979)	15,702	(3,277)
Total interest income	(23,632)	32,197	8,565
Interest-bearing liabilities
Interest-bearing demand deposits	326	117	443
Money market and savings deposits	261	(81)	180
Time deposits	1,526	480	2,006
Other brokered funds	464	955	1,419
Short-term borrowings	403	(95)	308
Long-term debt	(538)	1,259	721
Total interest expense	2,442	2,635	5,077
Change in net interest income	$(26,074)	$29,562	$3,488

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

Uncovered loans

Our provision for loan losses on uncovered loans was $3.7 million for the three months ended September 30, 2015, compared to $7.8 million for the three months ended September 30, 2014. Our provision for loan losses on uncovered loans was $8.1 million for the nine months ended September 30, 2015, compared to $17.4 million for the nine months ended September 30, 2014. Our allowance for loan losses on uncovered loans was $45.1 million, or 1.00% of uncovered loans at September 30, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014. The provision for loan losses on uncovered loans for the three and nine months ended September 30, 2015 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans and additional provisions for organic loan growth outside of our acquisition of First of Huron Corp., partially offset by the relief of allowance for loan losses due to payments received on uncovered loans previously charged-off and/or carrying an allowance for loan losses. The provision for loan losses on uncovered loans for the three and nine months ended September 30, 2014 primarily reflects impairment recorded as a result of our re-estimation of cash flows for uncovered purchased credit impaired loans and additional provisions for organic loan growth outside of our acquisition of Talmer West Bank, partially offset by the impact of improvements in historical loss factors. We recorded impairment related to re-estimations of cash flows for uncovered purchased credit impaired loans of $3.4 million and $5.7 million for the three and nine months ended September 30, 2015, respectively, and $3.4 million and $11.6 million, for the three and nine months ended September 30, 2014, respectively. The re-estimations also resulted in improvements in gross cash flow expectations on uncovered purchased credit impaired loans of $12.5 million and $46.8 million for the three and nine months ended September 30, 2015, respectively, compared to $14.6 million and $39.0 million for the three and nine months ended September 30, 2014, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related uncovered purchased credit impaired loan.
Covered loans
Our provision benefit for loan losses on covered loans was $3.0 million for the three months ended September 30, 2015, compared to a benefit of $6.3 million for the three months ended September 30, 2014. Our provision benefit for loan losses on covered loans was $12.8 million for the nine months ended September 30, 2015, compared to a benefit of $16.1 million for the nine months ended September 31, 2014. Our allowance for loan losses on covered loans was $10.8 million, or 5.76% of total covered loans, at September 30, 2015 compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014. The provision benefit for loan losses of covered loans for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 primarily reflects the relief of allowance for loan losses due to payments received on covered loans previously charged-off and/or carrying an allowance for loan loss, partially offset by impairment recorded as a result of our re-estimation of cash flows for covered purchased credit impaired loans. The provision benefit for loan losses on covered loans for the three months ended September 30, 2014 reflected the relief of allowance for loan losses due to payments received on covered loans previously charged-off and/or carrying an allowance for loan loss and impairment relief recorded as a result of our re-estimation of cash flows for covered purchased credit impaired loans. We recorded impairment related to re-estimations of cash flows for covered purchased credit impaired loans of $24 thousand and $3.0 million for the three and nine months ended September 30, 2015, respectively, relief of impairment of $1.3 million for the three months ended September 30, 2014 and impairment of $1.0 million for the nine months ended September 30, 2014. The re-estimations also resulted in improvements in gross cash flow expectations on covered purchased credit impaired loans of $3.6 million and $20.4 million, for the three and nine months ended September 30, 2015, respectively, compared to $17.4 million and $33.9 million for the three and nine months ended September 30, 2014, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related covered purchased credit impaired loan.
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

The following table details the components of the provision for loan losses on covered loans and the impact to net income.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Provision (benefit) for loan losses - covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	$24	$(1,329)	$2,962	$1,036
Additional benefit recorded, net of charge-offs, for covered loans	(2,990)	(4,946)	(15,729)	(17,130)
Total benefit for loan losses-covered	$(2,966)	$(6,275)	$(12,767)	$(16,094)
Less: FDIC loss share income:
Income (expense) recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	(40)	176	1,002	3,680
Expense recorded, to offset benefit, for covered loans	(1,801)	(2,978)	(10,125)	(10,445)
Total loss sharing expense due to provision for loan losses-covered	(1,841)	(2,802)	(9,123)	(6,765)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30 (1)	64	(1,505)	1,960	(2,644)
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(1,189)	(1,968)	(5,604)	(6,685)
Net (increase) decrease to income before taxes	$(1,125)	$(3,473)	$(3,644)	$(9,329)

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $3.6 million and $17.4 million for the three months ended September 30, 2015 and 2014, respectively and $20.4 million and $33.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest income
Deposit fee income	$2,494	$3,047	$7,375	$9,533
Mortgage banking and other loan fees:
Changes in loan servicing rights fair value due to valuation inputs or assumptions (1)	(3,831)	(176)	(4,769)	(6,581)
Other	2,110	2,241	6,485	8,609
Total mortgage banking and other loans fees	(1,721)	2,065	1,716	2,028
Net gain on sales of loans	6,815	4,083	24,181	12,808
Net gain on sale of branches	—	14,410	—	14,410
Bargain purchase gain	—	—	—	41,977
FDIC loss sharing income	(2,696)	(2,420)	(9,692)	(5,967)
Accelerated discount on acquired loans	9,491	3,663	25,133	14,455
Net gain (loss) on sales of securities	202	244	101	(2,066)
Company-owned life insurance	740	806	2,336	1,886
Other income	4,017	4,076	11,720	12,601
Total noninterest income	$19,342	$29,974	$62,870	$101,665
(1) Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

Noninterest income decreased $10.6 million to $19.3 million for the three months ended September 30, 2015, from the same period of 2014. The decrease in noninterest income for the three months ended September 30, 2015, compared to 2014, was primarily due to the net gain on sale of branches of $14.4 million recognized in the three months ended September 30, 2014 and a decrease in mortgage banking and other loan fees of $3.8 million in 2015, partially offset by increases in accelerated discount on acquired loans of $5.8 million and in net gain on sales of loans of $2.7 million. The decrease in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds which decreased earnings by $3.8 million in the three months ended September 30, 2015, compared to a decrease of $176 thousand for the same period in 2014. Changes in the fair value of loan servicing rights due to reductions in servicing rights from loans paid off during the period were a detriment to earnings of $2.0 million for the three months ended September 30, 2015 and $1.8 million for the same period in 2014. The increase in accelerated discount on acquired loans for the three months ended September 30, 2015 was as a result of cash payments received outside of expected terms. The increase in net gain on sales of loans for the three months ended September 30, 2015 was driven by an increase in the volume of loans originated and sold in the third quarter of 2015.

Noninterest income decreased $38.8 million to $62.9 million for the nine months ended September 30, 2015, from $101.7 million for the same period of 2014. The decrease in noninterest income for the nine months ended September 30, 2015, compared to 2014, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in the first quarter of 2014 and $14.4 million of net gain on sale of branches recognized in the third quarter of 2014. Excluding the bargain purchase gain and the net gain on sales of branches recognized in the nine months ended September 30, 2014, noninterest income increased $17.6 million in the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to increases in net gain on sales of loans of $11.4 million and in accelerated discount on acquired loans of $10.7 million, partially offset by a decrease in FDIC loss sharing income of $3.7 million. The increase in net gain on sales of loans was driven by an increase in the volume of loans originated and sold in the first nine months of 2015. The increase in accelerated discount on acquired loans for the nine months ended September 30, 2015 was as a result of cash payments received outside of expected terms. The decline in FDIC loss sharing income for the nine months ended September 30, 2015 primarily reflects the amounts owed to the FDIC related to recoveries received on previously claimed charge-offs.

Noninterest Expenses

The following table presents noninterest expenses for the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Noninterest expense
Salary and employee benefits	$27,665	$29,795	$85,562	$96,112
Occupancy and equipment expense	6,472	7,981	22,553	24,895
Data processing fees	1,356	1,610	5,015	5,610
Professional service fees	3,197	2,964	10,015	9,629
FDIC loss sharing expense	292	245	1,374	1,752
Bank acquisition and due diligence fees	113	239	1,944	3,436
Marketing expense	1,748	1,001	4,326	3,697
Other employee expense	722	621	2,482	2,016
Insurance expense	1,305	1,383	4,362	4,082
Other expense	4,959	5,424	20,084	19,553
Total noninterest expense	$47,829	$51,263	$157,717	$170,782

Noninterest expenses decreased $3.4 million to $47.8 million for the three months ended September 30, 2015, compared to the same period in 2014. The decrease in noninterest expense was primarily due to decreases of $2.1 million in salary and employee benefits expense and $1.5 million in occupancy and equipment expense. The decrease in salary and employee benefits and in occupancy and equipment expense were primarily due to the rationalization of staff levels and branches.
Noninterest expenses decreased $13.1 million to $157.7 million for the nine months ended September 30, 2015, from $170.8 million for the same period in 2014. The decrease in noninterest expense included a decrease in transaction and integration related expenses of $9.4 million, which is more fully discussed below. The decrease in noninterest expenses excluding transaction and integration related expenses for the nine months ended September 30, 2015 was $3.7 million, compared to 2014, and was primarily due to a decrease of $5.7 million in salary and employee benefits expense primarily due to the rationalization of staff levels.

We had transaction and integration related expenses of $3.9 million for the nine months ended September 30, 2015 which included anticipated and paid severance payments for reductions in the work force following our acquisition and integration of First of Huron Corp. and the operational integration of Talmer West Bank, each of which were each completed in February 2015, system conversion expenses and bank acquisition and due diligence fees. We had transaction and integration related expenses of $13.3 million for the nine months ended September 30, 2014, which included severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank and Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to the termination of certain software contracts. Our transaction and integration related expenses for the nine months ended September 30, 2015 and 2014 are detailed in the tables below.

	For the nine months ended September 30, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$85,562	$972	$84,590
Occupancy and equipment expense	22,553	—	22,553
Data processing fees	5,015	875	4,140
Professional service fees	10,015	88	9,927
FDIC loss sharing expense	1,374	—	1,374
Bank acquisition and due diligence fees	1,944	1,944	—
Marketing expense	4,326	—	4,326
Other employee expense	2,482	—	2,482
Insurance expense	4,362	—	4,362
Other expense	20,084	—	20,084
Total noninterest expense	$157,717	$3,879	$153,838

	For the nine months ended September 30, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$96,112	$5,810	$90,302
Occupancy and equipment expense	24,895	2,844	22,051
Data processing fees	5,610	—	5,610
Professional service fees	9,629	400	9,229
FDIC loss sharing expense	1,752	—	1,752
Bank acquisition and due diligence fees	3,436	3,436	—
Marketing expense	3,697	449	3,248
Other employee expense	2,016	—	2,016
Insurance expense	4,082	—	4,082
Other expense	19,553	341	19,212
Total noninterest expense	$170,782	$13,280	$157,502

Our core operating efficiency ratio, a non-GAAP financial measure, improved to 65.1% for the nine months ended September 30, 2015, compared to 74.8% for the nine months ended September 30, 2014. The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, net gain on sale of branches, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss sharing income and $1.8 million of net expense recognized in the second quarter of 2015 related to our targeted review of property efficiency which included a review of certain lease contracts resulting in lease buyouts, final sales of unused properties and impairments recognized on owned properties under review for potential upcoming sales. Please see the section entitled "Reconciliation of Non-GAAP Financial Measure" for a discussion of the limitations of our core operating efficiency and a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure.
Income Taxes and Tax-Related Items

We recognized income tax expense of $6.4 million on $26.5 million of pre-tax income for the three months ended September 30, 2015, resulting in an effective tax rate of 24.3%, compared to income tax expense of $9.9 million on $29.4 million of pre-tax income for the three months ended September 30, 2014, resulting in an effective tax rate of 33.7%. The lower effective tax rate for the three months ended September 30, 2015 was primarily due to the finalization of the 2014 consolidated income tax return for Capital Bancorp, Ltd (Talmer West Bank's former parent holding company), which resulted in a larger amount of pre-ownership change loss carryforwards allocated to Talmer West Bank than we originally estimated.
We recognized income tax expense of $19.0 million on $66.1 million of pre-tax income for the nine months ended September 30, 2015, resulting in an effective tax rate of 28.8%, compared to income tax expense of $4.0 million on $82.4 million of pre-tax income for the nine months ended September 30, 2014, resulting in an effective tax rate of 4.9%. The effective tax rate for the nine months ended September 30, 2015 was impacted by the finalization of the 2014 consolidated income tax return for Capital Bancorp, Ltd discussed previously. The low effective tax rate for the nine months ended September 30, 2014 resulted primarily from treating the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 as non-taxable based on the tax structure of the acquisition and the relief of $10.1 million of valuation allowance related to the deferred tax asset we acquired in our acquisition of First Place Bank.
Financial Condition

Balance Sheet

Total assets were $6.5 billion at September 30, 2015, an increase of $631.8 million compared to $5.9 billion at December 31, 2014. Of the $631.8 million increase, $218.4 million was related to assets acquired at fair value in our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank, net of the $13.4 million of cash consideration paid. The acquisition resulted in goodwill of $3.5 million that was recognized at the acquisition date and added $162.3 million of loans acquired at fair value. The increase in total assets of $413.4 million, setting aside the assets acquired at fair value in our acquisition of First of Huron Corp., was primarily due to increases of $450.1 million in uncovered loans, $105.9 million in securities available-for-sale and $75.0 million in cash and cash equivalents. These increases were partially offset by decreases in covered loans of $159.9 million and the FDIC indemnification asset of $36.5 million. The increase in uncovered loans, setting aside the loans acquired at fair value during the period, reflects loan growth primarily driven by growth in our commercial and industrial, commercial real estate and real estate construction portfolios, partially offset by a reduction in our residential real estate portfolio. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The decrease in covered loans reflects run-off of covered loans. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans and new claims filed with the FDIC for losses incurred on covered loans.
Total liabilities were $5.8 billion at September 30, 2015, compared to $5.1 billion at December 31, 2014. We assumed $218.4 million of liabilities at fair value in our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank. The $678.6 million increase in liabilities for the nine months ended September 30, 2015, was primarily due to increases in total deposits of $576.6 million and long-term debt of $131.0 million, partially offset by a decrease in short-term borrowings of $33.7 million. The $576.6 million growth in total deposits includes $201.5 million of deposits acquired at fair value in our acquisition of First of Huron Corp., in addition to growth in time deposits of $375.1 million, interest-bearing demand deposits of $152.9 million, money market and savings deposits of $82.2 million and noninterest-bearing demand deposits of $71.7 million. These increases were partially offset by a decline in other brokered funds of $306.8 million. The strong growth in core deposit balances and the decreases in non-core deposit balances reflects management’s drive to increase core deposit growth achieved through new programs initiated.
Total shareholders’ equity at September 30, 2015 was $714.8 million, a decrease of $46.8 million compared to $761.6 million at December 31, 2014. The decrease was primarily the result of our repurchase of 5.1 million shares of our Class A common stock for $75.0 million and our repurchase of warrants to purchase 2.5 million shares of our Class A common stock for $19.9 million, partially offset by our net income for the nine months ended September 30, 2015 of $47.0 million.

Loans

Our loan portfolio represents a broad range of borrowers primarily in the Michigan, Ohio, Illinois, Indiana, Wisconsin and Nevada markets, comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans.  All loans acquired in the CF Bancorp acquisition and all loans (except consumer loans) acquired in the First Banking Center, Peoples State Bank and Community Central Bank acquisitions were acquired under loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses incurred on such loans, and we present covered loans separately from uncovered loans due to these loss share agreements. Effective July 1, 2015, the non-single family loss share agreement for our CF Bancorp acquisition (our largest failed bank transaction) expired, and we will no longer receive reimbursement from the FDIC for losses on loans formerly covered by that agreement.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our uncovered loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of September 30, 2015, we do not have any significant concentrations to any one particular industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Livonia metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Livonia MSA totaled $1.5 billion, or approximately 32.7% of total loans, at September 30, 2015, of which approximately $126.9 million, or 8.3% of the total Detroit-Warren-Livonia MSA loans, were covered by loss share agreements with the FDIC.

The following tables detail our loan portfolio by loan type and geographic location as of September 30, 2015 and December 31, 2014. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
September 30, 2015
Uncovered loans
Residential real estate (1)(2)	$673,719	$478,348	$10,772	$47,832	$92,518	$11,146	$137,955	$1,452,290
Commercial real estate (3)(4)	879,696	300,088	42,083	115,407	33,328	64,956	48,863	1,484,421
Commercial and industrial (5)	531,116	180,988	20,108	202,324	27,783	22,243	212,155	1,196,717
Real estate construction	110,758	62,077	8,913	15,171	14,160	2,235	3,721	217,035
Consumer	39,750	4,574	1,148	3,936	2,013	2,879	110,196	164,496
Total uncovered loans	2,235,039	1,026,075	83,024	384,670	169,802	103,459	512,890	4,514,959
Covered loans
Residential real estate (1)	68,267	280	19,710	956	1,158	—	—	90,371
Commercial real estate (3)	61,982	—	13,553	1,180	75	—	318	77,108
Commercial and industrial (5)	6,790	—	6,980	126	—	—	—	13,896
Real estate construction	2,029	—	2,532	588	—	—	—	5,149
Consumer	105	—	—	—	—	—	—	105
Total covered loans	139,173	280	42,775	2,850	1,233	—	318	186,629
Total loans	$2,374,212	$1,026,355	$125,799	$387,520	$171,035	$103,459	$513,208	$4,701,588

(1)
Residential real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $460.6 million of uncovered loans and $62.6 million of covered loans.  The Detroit-Warren-Livonia MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $117.7 million of uncovered loans.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga, Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $542.7 million of uncovered loans and $55.7 million of covered loans.

(4)	Commercial real estate loans to borrowers in the Cleveland MSA totaled $197.1 million of uncovered loans.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $306.2 million of uncovered loans and $6.5 million of covered loans.

(Dollars in thousands)	Michigan	Ohio	Wisconsin	Illinois	Indiana	Nevada	Other	Total
December 31, 2014
Uncovered loans
Residential real estate (1)(2)	$603,480	$535,024	$12,555	$42,059	$100,955	$11,921	$120,018	$1,426,012
Commercial real estate (3)(4)	748,098	276,292	43,670	89,763	37,557	90,847	24,711	1,310,938
Commercial and industrial (5)	388,039	118,089	23,452	135,350	24,419	22,489	157,639	869,477
Real estate construction	63,042	19,279	8,897	17,151	16,317	4,402	2,598	131,686
Consumer	34,941	4,567	1,649	4,861	2,332	3,964	112,210	164,524
Total uncovered loans	1,837,600	953,251	90,223	289,184	181,580	133,623	417,176	3,902,637
Covered loans
Residential real estate (1)	82,399	280	22,984	1,005	1,461	97	—	108,226
Commercial real estate (3)	161,364	—	23,536	1,182	74	—	506	186,662
Commercial and industrial (5)	21,147	80	10,951	351	—	—	119	32,648
Real estate construction	4,689	—	3,913	787	—	—	—	9,389
Consumer	9,494	54	3	4	10	—	—	9,565
Total covered loans	279,093	414	61,387	3,329	1,545	97	625	346,490
Total loans	$2,116,693	$953,665	$151,610	$292,513	$183,125	$133,720	$417,801	$4,249,127

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

(3)	Commercial real estate loans to borrowers in the Detroit-Warren-Livonia MSA totaled $501.0 million of uncovered loans and $152.5 million of covered loans.

(4)	Commercial real estate loans to borrowers in the Cleveland MSA totaled $183.9 million of uncovered loans.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Livonia MSA totaled $257.0 million of uncovered loans and $19.2 million of covered loans.

The following table details our loan portfolio by loan type for the periods presented.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Uncovered loans
Residential real estate	$1,452,290	$1,426,012
Commercial real estate
Non-owner occupied	988,635	888,650
Owner-occupied	472,269	417,843
Farmland	23,517	4,445
Total commercial real estate	1,484,421	1,310,938
Commercial and industrial	1,196,717	869,477
Real estate construction	217,035	131,686
Consumer	164,496	164,524
Total uncovered loans	4,514,959	3,902,637
Covered loans
Residential real estate	90,371	108,226
Commercial real estate
Non-owner occupied	40,777	108,692
Owner-occupied	32,009	70,492
Farmland	4,322	7,478
Total commercial real estate	77,108	186,662
Commercial and industrial	13,896	32,648
Real estate construction	5,149	9,389
Consumer	105	9,565
Total covered loans	186,629	346,490
Total loans	$4,701,588	$4,249,127

Total loans were $4.7 billion at September 30, 2015, an increase of $452.5 million from December 31, 2014. The increase in total loans of $452.5 million resulted from the acquisition of $162.3 million of loans at fair value in our acquisition of First of Huron Corp. on February 6, 2015 and $373.0 million of uncovered loan growth outside of the acquisition excluding loans we reclassified from covered to uncovered (discussed below), partially offset by $82.8 million in covered loan run-off also excluding the loans we reclassified from covered to uncovered. The first of our four non-single family FDIC loss sharing agreements expired effective July 1, 2015, resulting in $77.0 million of covered loans being reclassified to uncovered loans. The total increase in uncovered loans of $535.3 million at September 30, 2015, excluding the loans reclassified into uncovered loans, compared to December 31, 2014, represented increases in commercial and industrial loans of $319.1 million, commercial real estate loans of $114.9 million, real estate construction loans of $83.9 million and residential real estate loans of $25.7 million, partially offset by a decrease in consumer loans of $8.3 million. The covered loan run-off, excluding the loans reclassified from covered to uncovered, for the nine months ended September 30, 2015, resulted from decreases in commercial real estate loans of $51.0 million, or 27.3%, residential real estate loans of $17.2 million, or 15.9%, commercial and industrial loans of $10.6 million, or 32.6%, real estate construction loans of $2.8 million, or 29.4% and consumer loans of $1.2 million, or 12.8%. Long term, we expect to increase our concentration in commercial and industrial while decreasing our concentration in residential real estate, with a goal of our overall loan portfolio mix to be approximately one-third commercial and industrial loans, approximately one-third commercial real estate loans, and the remaining to be a mix of residential real estate and consumer loans.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association, the Government National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of September 30, 2015.

Residential real estate loans totaled $1.5 billion at September 30, 2015, of which $1.4 billion were uncovered and $90.4 million were covered. Of the $1.5 billion of residential real estate loans outstanding at September 30, 2015, $19.6 million (consisting of $17.6 million of uncovered loans and $2.0 million of covered loans) were on nonaccrual status. Included in residential real estate loans are $205.7 million of home equity loans and lines of credit (consisting of $161.7 million of uncovered loans and $44.0 million of covered loans) of which $73.6 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of September 30, 2015. Also included in residential real estate loans are $220.3 million of uncovered jumbo adjustable rate mortgages and $9.7 million of residential real estate loans with balloon payment terms (consisting of $3.5 million of uncovered loans and $6.2 million of covered loans) of which $508 thousand were on nonaccrual status as of September 30, 2015.
Real estate construction loans totaled $222.2 million at September 30, 2015, of which $217.1 million were uncovered loans and $5.1 million were covered loans.  Of the $222.2 million of real estate construction loans outstanding at September 30, 2015, $569 thousand (consisting of $333 thousand of uncovered loans and $236 thousand of covered loans) were on nonaccrual status. Included in real estate construction loans are $1.6 million of covered loans with balloon payment terms and fully accruing interest as of September 30, 2015. As of September 30, 2015 there were no uncovered loans included in real estate construction with balloon payment terms or on nonaccrual status.
Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our uncovered and covered loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
September 30, 2015
Uncovered loans:
Residential real estate	$60,911	$150,402	$1,240,977	$1,452,290
Commercial real estate	216,149	904,693	363,579	1,484,421
Commercial and industrial	243,631	780,364	172,722	1,196,717
Real estate construction	50,188	74,569	92,278	217,035
Consumer	99,503	8,037	56,956	164,496
Total uncovered loans	$670,382	$1,918,065	$1,926,512	$4,514,959
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,258,790	858,533
Floating interest rates		659,275	1,067,979
Total		$1,918,065	$1,926,512
Covered loans:
Residential real estate	$11,137	$32,685	$46,549	$90,371
Commercial real estate	31,586	38,627	6,895	77,108
Commercial and industrial	9,883	3,802	211	13,896
Real estate construction	2,201	2,440	508	5,149
Consumer	—	83	22	105
Total covered loans	$54,807	$77,637	$54,185	$186,629
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		71,639	19,449
Floating interest rates		5,998	34,736
Total		$77,637	$54,185

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2014
Uncovered loans:
Residential real estate	$72,086	$97,641	$1,256,285	$1,426,012
Commercial real estate	221,617	818,219	271,102	1,310,938
Commercial and industrial	208,568	502,798	158,111	869,477
Real estate construction	21,211	34,933	75,542	131,686
Consumer	3,399	52,986	108,139	164,524
Total uncovered loans	$526,881	$1,506,577	$1,869,179	$3,902,637
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		982,520	1,003,759
Floating interest rates		524,057	865,420
Total		$1,506,577	$1,869,179
Covered loans:
Residential real estate	$9,056	$44,691	$54,479	$108,226
Commercial real estate	101,226	63,945	21,491	186,662
Commercial and industrial	22,165	9,095	1,388	32,648
Real estate construction	6,579	2,181	629	9,389
Consumer	178	871	8,516	9,565
Total covered loans	$139,204	$120,783	$86,503	$346,490
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		112,362	44,806
Floating interest rates		8,421	41,697
Total		$120,783	$86,503

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

Purchased Loans

We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date.  In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan.  For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank, Talmer West Bank and First of
Huron Corp. that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank, Talmer West Bank or First of Huron Corp. or Talmer Bank, following each respective merger, for loans with similar characteristics as those acquired other than purchased credit impaired loans.  We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.

Originated loans

The allowance for loan losses on originated loans represents management’s assessment of probable, incurred credit losses inherent in the loan portfolio. The allowance for loan losses consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.

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

Analysis of the Allowance for Loan Losses — Uncovered

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$36,566	$24,360	$33,819	$17,746
Transfer in from covered (1)	3,579	—	3,579	—
Loan charge-offs:
Residential real estate	(836)	(1,597)	(4,054)	(4,414)
Commercial real estate	(864)	(1,783)	(5,411)	(6,612)
Commercial and industrial	(375)	(826)	(2,377)	(1,452)
Real estate construction	(57)	(210)	(364)	(319)
Consumer	(631)	(55)	(1,210)	(179)
Total loan charge-offs	(2,763)	(4,471)	(13,416)	(12,976)
Recoveries of loans previously charged-off:
Residential real estate	1,819	800	3,273	2,100
Commercial real estate	1,538	1,017	7,092	3,501
Commercial and industrial	195	79	1,741	680
Real estate construction	374	—	659	964
Consumer	106	323	186	450
Total loan recoveries	4,032	2,219	12,951	7,695
Net recoveries (charge-offs)	1,269	(2,252)	(465)	(5,281)
Provision for loan losses	3,666	7,784	8,147	17,427
Balance at end of period	$45,080	$29,892	$45,080	$29,892
Allowance for loan losses as a percentage of total uncovered loans at period end	1.00%	0.82%	1.00%	0.82%
Annualized net loan (recoveries) charge-offs on uncovered loans as a percentage of average uncovered loans	(0.12)%	0.26%	0.01%	0.22%
(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired, therefore, the balance of the loans and the related allowance for losses covered under such agreement were reclassified from covered to uncovered.

Analysis of the Allowance for Loan Losses — Covered

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$16,340	$32,743	$21,353	$40,381
Transfer out to uncovered (1)	(3,579)	—	(3,579)	—
Loan charge-offs:
Residential real estate	(218)	(371)	(694)	(1,646)
Commercial real estate	(861)	(3,106)	(5,449)	(6,301)
Commercial and industrial	(392)	(565)	(2,483)	(3,092)
Real estate construction	(3)	(219)	(965)	(1,223)
Consumer	—	(71)	(165)	(148)
Total loan charge-offs	(1,474)	(4,332)	(9,756)	(12,410)
Recoveries of loans previously charged-off:
Residential real estate	167	558	607	1,666
Commercial real estate	985	1,585	9,776	7,500
Commercial and industrial	1,138	1,067	4,303	3,408
Real estate construction	29	352	533	1,069
Consumer	117	70	287	248
Total loan recoveries	2,436	3,632	15,506	13,891
Net recoveries (charge-offs)	962	(700)	5,750	1,481
Benefit for loan losses	(2,966)	(6,275)	(12,767)	(16,094)
Balance at end of period	$10,757	$25,768	$10,757	$25,768
Allowance for loan losses as a percentage of total covered loans at period end	5.76%	6.38%	5.76%	6.38%
Annualized net loan (recoveries) charge-offs on covered loans as a percentage of average covered loans	(2.05)%	0.64%	(2.81)%	(0.41)%
(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired, therefore, the balance of the loans and the related allowance for losses covered under such agreement were reclassified from covered to uncovered.

Our uncovered allowance for loan losses was $45.1 million, or 1.00% of uncovered loans, at September 30, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014. The $11.3 million increase in the uncovered allowance for loan losses during the nine months ended September 30, 2015 was primarily due to additional allowance resulting from our quarterly re-estimation of expected cash flows for our uncovered purchased credit impaired loans, the impact of organic loan growth and allowance related to the loans transferred from covered to uncovered due to the expiration of the first of our four non-single family FDIC loss share agreements.
The covered allowance for loan losses was $10.8 million, or 5.76% of covered loans, at September 30, 2015, compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014. The $10.6 million decrease in the covered allowance for loan losses during the nine months ended September 30, 2015 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss or previously charged off and allowance related to the loans transferred from covered to uncovered due to the expiration of the first of our four non-single family FDIC loss share agreements, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows on our covered purchased credit impaired loans.
The following tables present, by loan type, the allocation of the allowance for loan losses on both uncovered and covered loans for the periods presented.

Allocation of the Allowance for Loan Losses — Uncovered

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
September 30, 2015
Balance at end of period applicable to:
Residential real estate	$5,138	2.38%	46.5%	$6,687	0.54%	30.5%
Commercial real estate	8,863	4.21	45.4	7,106	0.56	31.5
Commercial and industrial	1,000	4.83	4.5	13,204	1.12	29.0
Real estate construction	1,330	19.42	1.5	814	0.39	5.2
Consumer	100	1.03	2.1	838	0.54	3.8
Total uncovered loans	$16,431	3.54%	100.0%	$28,649	0.71%	100.0%
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$6,233	2.60%	52.6%	$5,960	0.50%	34.4%
Commercial real estate	5,229	2.75	41.7	5,899	0.53	32.5
Commercial and industrial	885	5.71	3.4	6,950	0.81	24.8
Real estate construction	950	11.43	1.8	649	0.53	3.6
Consumer	162	6.78	0.5	902	0.56	4.7
Total uncovered loans	$13,459	2.95%	100.0%	$20,360	0.59%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses — Covered

(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
September 30, 2015
Balance at end of period applicable to:
Residential real estate	$3,773	4.18%	48.4%
Commercial real estate	5,099	6.61	41.3
Commercial and industrial	1,309	9.42	7.4
Real estate construction	572	11.11	2.8
Consumer	4	3.81	0.1
Total covered loans	$10,757	5.76%	100.0%
December 31, 2014
Balance at end of period applicable to:
Residential real estate	$3,981	3.68%	31.2%
Commercial real estate	13,663	7.32	53.9
Commercial and industrial	2,577	7.89	9.4
Real estate construction	1,086	11.57	2.7
Consumer	46	0.48	2.8
Total covered loans	$21,353	6.16%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

(Dollars in thousands)	September 30, 2015	December 31, 2014
Uncovered
Nonperforming troubled debt restructurings
Residential real estate	$4,600	$3,984
Commercial real estate	5,519	2,644
Commercial and industrial	705	180
Real estate construction	135	—
Consumer	115	83
Total nonperforming troubled debt restructurings	11,074	6,891
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$12,962	$13,390
Commercial real estate	12,421	11,112
Commercial and industrial	9,236	3,370
Real estate construction	198	174
Consumer	149	174
Total nonaccrual loans other than nonperforming troubled debt restructurings	34,966	28,220
Total nonaccrual loans	46,040	35,111
Other real estate and repossessed assets (1)	27,329	36,872
Total nonperforming assets	73,369	71,983
Performing troubled debt restructurings
Residential real estate	2,402	1,368
Commercial real estate	13,973	3,785
Commercial and industrial	3,433	840
Real estate construction	197	90
Consumer	235	234
Total performing troubled debt restructurings	20,240	6,317
Total uncovered impaired assets	$93,609	$78,300
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$196	$53

(1)	Excludes closed branches and operating facilities.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Covered
Nonperforming troubled debt restructurings
Residential real estate	$1,618	$1,363
Commercial real estate	3,590	14,343
Commercial and industrial	1,045	2,043
Real estate construction	210	272
Consumer	2	13
Total nonperforming troubled debt restructurings	6,465	18,034
Nonaccrual loans other than nonperforming troubled debt restructurings
Residential real estate	$392	$485
Commercial real estate	190	1,380
Commercial and industrial	633	1,517
Real estate construction	26	441
Total nonaccrual loans other than nonperforming troubled debt restructurings	1,241	3,823
Total nonaccrual loans	7,706	21,857
Other real estate and repossessed assets	5,621	10,719
Total nonperforming assets	13,327	32,576
Performing troubled debt restructurings
Residential real estate	3,185	3,046
Commercial real estate	1,709	9,017
Commercial and industrial	204	1,137
Real estate construction	298	264
Total performing troubled debt restructurings	5,396	13,464
Total covered impaired assets	$18,723	$46,040
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—

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

Total nonperforming assets were $86.7 million as of September 30, 2015, compared to $104.6 million as of December 31, 2014. The $17.9 million decrease in total nonperforming assets was primarily due to sales of other real estate owned occurring during the period.

FDIC Indemnification Asset and Receivable

In connection with our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC.  At each acquisition date, we account for amounts receivable from the FDIC under the loss share agreements as an indemnification asset. Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments are measured on the same basis as the related covered assets.  A decline in expected cash flows on covered loans is referred to as impairment and recorded as provision for loan losses, resulting in an increase to the allowance for loan losses on covered loans. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows are recorded as noninterest income in “FDIC loss sharing income” in our consolidated statements of income and result in an increase to the FDIC indemnification asset in the same period.  An improvement in expected cash flows on covered loans, once any previously recorded impairment is recaptured, is recognized prospectively as an upward adjustment to the yield on the related covered loan and a downward adjustment to the yield on the FDIC indemnification asset. As such, overall improvements in expected cash flows on covered loans can result in a negative yield on the FDIC indemnification asset, which is recorded in “interest income” in our consolidated statements of income, while increases to the FDIC indemnification asset are recorded as adjustments to noninterest income in “FDIC loss sharing income” in our consolidated statements of income.  When covered loans payoff sooner than expected, any remaining FDIC indemnification asset is reviewed and may result in a direct write off as an adjustment to  noninterest income in “Accelerated discount on acquired loans” in our consolidated statements of income. The FDIC indemnification asset is also reduced for claims submitted to the FDIC for reimbursement.  We have established an FDIC receivable which represents claims submitted to the FDIC for reimbursement for which we expect to receive payment within 90 days.

Our loss share agreements for CF Bancorp, First Banking Center and Peoples State Bank include provisions where a clawback payment, calculated using formulas included within the agreements, is to be made to the FDIC ten years and 45 days following the acquisition in the event actual losses fail to reach stated levels. As of September 30, 2015, the estimated FDIC clawback liability totaled $27.3 million, including $24.6 million and $2.7 million related to the CF Bancorp and First Banking Center acquisitions, respectively.
The FDIC indemnification asset balance was $30.6 million at September 30, 2015. Of this amount, we expect approximately $16.5 million to be collected from the FDIC and the remaining $14.1 million to be amortized prior to the end of the associated loss share agreement, as a result of improvements in cash flow expectations on covered loans. Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. The second of our non-single family FDIC loss share agreements expires effective January 1, 2016, of which the FDIC indemnification asset included $1.5 million related to covered loans and covered other real estate related to this agreement as of September 30, 2015. Any losses on covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. As such, to the extent that loss share coverage ends prior to the loss triggering event on a covered asset, impairment on any remaining FDIC indemnification asset associated with the covered asset would be required. Management is closely monitoring the outcome of anticipated losses on covered assets and has proactively reviewed the portfolios of covered loans and other real estate that are under loss share agreements to evaluate the appropriateness of the associated remaining FDIC indemnification asset.

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated.

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$36,997	$5,543	$67,026	$6,062
Accretion	(4,366)	—	(22,164)	—
Sales and write-downs of other real estate owned (covered)	(17)	(511)	(845)	(495)
Net effect of change in allowance on covered assets (1)	(1,095)	—	(2,295)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(968)	968	(11,171)	11,171
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(2,794)	—	(10,412)
Claim payments received from the FDIC	—	(588)	—	(3,708)
Balance at end of period	$30,551	$2,618	$30,551	$2,618

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of re-estimations of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$102,694	$7,198	$131,861	$7,783
Accretion	(6,663)	—	(18,887)	—
Sales and write-downs of other real estate owned (covered)	(88)	233	(841)	(14)
Net effect of change in allowance on covered assets (1)	(5,484)	—	(13,639)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(8,018)	8,018	(16,053)	16,053
Decreases due to recoveries net of additional claimable expenses incurred (2)	—	(269)	—	(4,588)
Claim payments received from the FDIC	—	(2,307)	—	(6,361)
Balance at end of period	$82,441	$12,873	$82,441	$12,873

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of re-estimations of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

Investment Securities

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$99,100	$98,358
Obligations of state and political subdivisions:
Taxable	318	397
Tax exempt	277,731	232,259
Small Business Administration (SBA) Pools	30,413	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	307,355	291,759
Privately issued	58,197	18,800
Privately issued commercial mortgage backed securities	19,142	5,130
Corporate debt securities:
Senior debt	67,573	39,513
Subordinated debt	20,876	20,670
Total securities available-for-sale	$880,705	$740,819
Securities held-to-maturity (1)	1,678	1,226
Total investment securities	$882,383	$742,045

(1)	Included within “Other assets” in the Consolidated Balance Sheet.

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and potential acquisitions while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At September 30, 2015, total investment securities were $882.4 million, or 13.6% of total assets, compared to $742.0 million, or 12.6% of total assets, at December 31, 2014. The increase from December 31, 2014 to September 30, 2015, primarily reflected increases in a diverse mix of residential mortgage-backed securities, tax exempt obligations of state and political subdivisions, corporate debt securities and privately issued commercial mortgage backed securities reflecting management's decision to invest liquid assets while retaining accessibility to the funds for potential liquidity needs. Securities with a carrying value of $396.7 million and $337.8 million were pledged at September 30, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.

 The following tables show maturities and yields for the investment securities portfolio at September 30, 2015 and December 31, 2014.

	Maturity as of September 30, 2015
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$44,730	1.85%	$51,403	2.36%	$1,772	3.28%
Obligations of state and political subdivisions:
Taxable	—	—	318	6.19	—	—	—	—
Tax exempt (2)	4,037	4.16	47,756	3.80	126,514	4.19	95,820	4.44
SBA Pools (3) (4)	—	—	1,404	1.31	28,480	0.84	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	2,566	2.59	258,907	2.49	41,735	2.61	—	—
Privately issued (1)	91	(0.24)	49,223	2.60	9,014	2.54	—	—
Commercial mortgage-backed securities (3)	14,137	2.21	5,085	2.19	—	—	—	—
Corporate debt securities (5)	3,049	1.61	55,377	2.14	17,874	4.00	11,900	1.60
Total securities available-for-sale	23,880	2.50	462,800	2.53	275,020	3.19	109,492	4.11
Securities held-to-maturity	—	—	1,678	—	—	—	—	—
Total investment securities	$23,880	2.50%	$464,478	2.52%	$275,020	3.19%	$109,492	4.11%

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency MBS’s. $38.7 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 59 basis points and 122 basis points, respectively, or resulting in average yields of 2.95% and 4.50%, respectively.

(2)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)	Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current September 30, 2015 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket, five-to-ten year maturity bucket, and after ten year maturity bucket includes yields on $5.9 million, $2.3 million and $11.9 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current September 30, 2015 indexed coupon rates are assumed to remain constant until maturity.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of commercial real estate servicing rights and the origination and purchase of agricultural servicing rights. Loans serviced for others are not reported as assets in our Consolidated Balance Sheets. As of September 30, 2015, we serviced loans for others with an aggregate outstanding principal balance of $6.0 billion.
Total loan servicing rights were $55.8 million as of September 30, 2015, compared to $70.6 million as of December 31, 2014. The $14.8 million decrease was primarily due to the sale of $12.7 million of mortgage servicing rights and $10.7 million of change in the fair value of loan servicing rights from December 31, 2014 to September 30, 2015 due to a combination of changes in market interest rates and reduced fair value due to loans paid off, partially offset by $8.6 million of loan servicing rights added to the portfolio. The sale of mortgage servicing rights included substantially all of the mortgage servicing rights we had owned for mortgages located outside of our primary target markets. Management has made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future.
Deposits

(Dollars in thousands)	September 30, 2015	December 31, 2014
Noninterest-bearing demand deposits	$1,050,375	$887,567
Interest-bearing demand deposits	813,609	660,697
Money market and savings deposits	1,314,798	1,170,236
Time deposits	1,611,315	1,188,178
Other brokered funds	335,354	642,185
Total deposits	$5,125,451	$4,548,863

Total deposits were $5.1 billion at September 30, 2015 and $4.5 billion at December 31, 2014, representing 88.5% and 89.0% of total liabilities at each period end, respectively. The fair value of deposits acquired in our acquisition of First of Huron Corp. totaled $201.5 million consisting of demand deposits of $91.1 million, money market and savings deposits of $62.4 million and time deposits of $48.0 million. Deposit growth outside of the acquisition of First of Huron Corp. was $375.1 million. The growth in deposits, excluding the fair value of deposits acquired in our acquisition of First of Huron Corp. was primarily due to increases of $375.1 million in time deposits, $224.6 million in demand deposits and $82.2 million in money market and savings deposits, partially offset by a decrease in other brokered funds of $306.8 million. Our interest-bearing deposit costs were 38 basis points and 27 basis points for the nine months ended September 30, 2015 and 2014, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Maturing in
3 months or less	$293,194	$180,288
3 months to 6 months	249,878	157,599
6 months to 1 year	402,559	201,234
1 year or greater	150,102	154,046
Total	$1,095,733	$693,167

Borrowings

(Dollars in thousands)	September 30, 2015	December 31, 2014
Short-term borrowings:
FHLB advances	50,000	110,000
Securities sold under agreements to repurchase	22,090	25,743
Holding company line of credit	30,000	—
Total short-term borrowings	102,090	135,743
Long-term debt:
FHLB advances (1)	414,405	286,804
Securities sold under agreements to repurchase (2)	55,212	56,444
Subordinated notes related to trust preferred securities (3)	15,364	10,724
Total long-term debt	484,981	353,972
Total short-term borrowings and long-term debt:	$587,071	$489,715

(1)
The September 30, 2015 balance includes advances payable of $409.5 million and purchase accounting premiums of $4.9 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(2)
The September 30, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $5.2 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(3)
The September 30, 2015 balance includes subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $4.6 million.  The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.

Total short-term borrowings and long-term debt outstanding at September 30, 2015 was $587.1 million, an increase of $97.4 million from $489.7 million at December 31, 2014. The increase in total borrowings was primarily due to an increase of $67.6 million in FHLB advances. In addition, we drew $30.0 million on our line of credit in the nine months ended September 30, 2015 to facilitate the repurchase of 2.5 million warrants to purchase shares of our Class A common stock with an aggregate purchase price of $19.9 million and for working capital.
Total debt was collateralized by $2.1 billion of commercial and mortgage loans, mortgage-backed securities and bonds at September 30, 2015, compared to $2.4 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2014. See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$766,406	$727,945	$761,607	$617,015
Net income	20,035	19,515	47,016	78,348
Other comprehensive income (loss)	3,566	(146)	1,952	10,083
Stock-based compensation expense	515	343	1,381	798
Restricted stock awards, including tax benefit	—	—	16	—
Issuance of common shares, including tax benefit	(55)	(301)	(198)	41,112
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	(19,892)	—
Repurchase of 5.1 million shares	(74,987)	—	(74,987)	—
Cash dividends paid on common stock (1)	(712)	(704)	(2,127)	(704)
Balance at end of period	$714,768	$746,652	$714,768	$746,652

(1) The Company declared common stock cash dividends of $0.01 in each of the first, second and third quarters of 2015 and the third quarter of 2014.

On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”). The purchase price, determined utilizing the closing price of our stock on the date of repurchase, was $19.9 million and was funded by a draw on our line of credit.
On August 31, 2015, we repurchased 5,077,000 shares of our Class A common stock sold by the WL Ross Funds in a secondary public offering. The purchase price in the offering was $14.77 per share, totaling $75.0 million. The shares were immediately retired following the purchase.
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
At September 30, 2015, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.

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

	Well Capitalized Regulatory Requirement	Capital Ratio
September 30, 2015 (Basel III Transitional)
Total risk-based capital
Consolidated	N/A	13.2%
Talmer Bank and Trust	10.0%	13.6
Common equity tier 1 capital
Consolidated	N/A	12.1
Talmer Bank and Trust	6.5	12.5
Tier 1 risk-based capital
Consolidated	N/A	12.1
Talmer Bank and Trust	8.0	12.5
Tier 1 leverage ratio
Consolidated	N/A	10.2
Talmer Bank and Trust	5.0	11.3
December 31, 2014 (Basel I)
Total risk-based capital
Consolidated	N/A	16.4%
Talmer Bank and Trust	10.0%	16.3
Talmer West Bank (1)	N/A	19.6
Tier 1 risk-based capital
Consolidated	N/A	15.2
Talmer Bank and Trust	6.0	15.0
Talmer West Bank (1)	N/A	18.4
Tier 1 leverage ratio
Consolidated	N/A	11.6
Talmer Bank and Trust	5.0	11.6
Talmer West Bank (1)	N/A	12.4

(1)
Notwithstanding its capital levels, Talmer West Bank was not categorized as well capitalized because it was subject to a Consent Order. Effective August 21, 2015, Talmer West Bank was merged with and into Talmer Bank and Trust.

We declared a cash dividend on our Class A common stock of $0.01 per share on October 28, 2015. The dividend will be paid out on November 20, 2015, to our Class A common shareholders of record as of November 9, 2015.
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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At September 30, 2015 and December 31, 2014, the allowance for off-balance sheet risk was $815 thousand and $539 thousand, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$578,956	$625,114	$1,204,070	$502,762	$463,362	$966,124
Standby letters of credit	63,979	3,526	67,505	69,305	4,197	73,502
Total commitments	$642,935	$628,640	$1,271,575	$572,067	$467,559	$1,039,626

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

The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $7.4 million.

The following table reflects the amount and fair value of our derivatives.

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$22,000	$—	$586	$12,000	$—	$222
Total risk management purposes	22,000	—	586	12,000	—	222
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	165,899	—	1,082	114,828	—	803
Interest rate lock commitments	112,057	2,740	—	67,817	1,489	—
Customer-initiated derivatives	317,773	5,650	5,684	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	595,729	8,390	6,766	308,001	3,077	2,280
Total gross derivatives	$617,729	$8,390	$7,352	$320,001	$3,077	$2,502

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in our Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets” and derivative liabilities are included within “Other liabilities” on our Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $260 thousand at September 30, 2015 and $103 thousand at December 31, 2014.

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

	For the nine months ended September 30,
(Dollars in thousands)	2015	2014
Reserve balance at beginning of period	$4,000	$4,450
Addition of fair value of representations and warranties due to acquisition	—	500
Provision	(649)	1,270
Charge-offs	(1,551)	(2,220)
Ending reserve balance	$1,800	$4,000

Reserve balance	September 30, 2015	December 31, 2014
Liability for specific claims	$359	$2,431
General allowance	1,441	1,569
Total reserve balance	$1,800	$4,000

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

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of September 30, 2015.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future minimum lease payments (1)	$29,974	$5,874	$9,963	$8,070	$6,067
FHLB borrowings	459,550	335,700	113,350	500	10,000
Securities sold under agreements to repurchase	72,090	32,090	30,000	—	10,000
Holding company line of credit	30,000	30,000	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Time deposits (2)	1,678,028	1,336,103	265,249	70,458	6,218
Total	$2,289,642	$1,739,767	$418,562	$79,028	$52,285

(1)
Future minimum lease payments are reduced by $285 thousand related to sublease income to be received in the following periods: $209 thousand (less than one year); $67 thousand (1-3 years); and $9 thousand (3-5 years).

(2)	At September 30, 2015, the total includes $66.8 million of time deposits included within “Other brokered funds.”

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

At September 30, 2015, we had liquidity on hand of $813.6 million, compared to $656.8 million at December 31, 2014. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Talmer Bank is a member of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral, most typically in the form of U.S. government issued debt securities. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of September 30, 2015, we had $459.5 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2015 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. In addition, because Talmer Bank is “well capitalized,” it can accept wholesale funding up to approximately $2.0 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of September 30, 2015.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	September 30, 2015	December 31, 2014
Investment securities available-for-sale to total deposits	17.18%	16.29%
Loans (net of unearned income) to total deposits	91.73	93.41
Interest-earning assets to total assets	92.02	90.91
Interest-bearing deposits to total deposits	79.51	80.49
Reconciliation of Non-GAAP Financial Measure

Our efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, net gain on sale of branches, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss sharing income and $1.8 million of net expense recognized in the second quarter of 2015 related to our targeted review of property efficiency which included a review of certain lease contracts resulting in lease buyouts, final sales of unused properties and impairments recognized on owned properties under review for potential upcoming sales. Management believes this non-GAAP financial measure provides useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that this non-GAAP financial measures has a number of limitations. As such, your should not view our disclosure of our core efficiency ratio as a substitute for results determined in accordance with GAAP, and our core efficiency ratio is not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of the core efficiency ratio to the efficiency ratio, the most directly comparable GAAP measure.

(Dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Core efficiency ratio:
Net interest income	$55,647	$52,217	$156,288	$152,800
Noninterest income	19,342	29,974	62,870	101,665
Total revenue	74,989	82,191	219,158	254,465
Less:
(Expense)/benefit due to change in the fair value of loan servicing rights	(3,831)	(176)	(4,769)	(6,581)
FDIC loss sharing income	(2,696)	(2,420)	(9,692)	(5,967)
Net gains on sales of branches	—	14,410	—	14,410
Bargain purchase gain	—	—	—	41,977
Total core revenue	$81,516	$70,377	$233,619	$210,626

Total noninterest expense	$47,829	$51,263	$157,717	$170,782
Less:
Transaction and integration related costs	113	1,428	3,879	13,280
Property efficiency review	—	—	1,820	—
Total core noninterest expense	$47,716	$49,835	$152,018	$157,502

Efficiency ratio	63.78%	62.37%	71.96%	67.11%
Core efficiency ratio	58.54	70.81	65.07	74.78

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

The interest-rate risk position is measured and monitored at each bank subsidiary using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure. In addition, periodic Earnings at Risk analysis incorporate the expected change in the value of loan servicing rights and the net interest income simulation results.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of September 30, 2015 and December 31, 2014, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for September 30, 2015 reflect the addition of First of Huron Corp.’s acquired assets and assumed liabilities.

	September 30, 2015		December 31, 2014
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(0.4)%	(0.3)%	1.6%	3.2%
+300 basis points	(0.5)	(0.1)	1.0	2.3
+200 basis points	(0.4)	0.3	0.6	1.7
+100 basis points	(0.2)	0.4	0.3	0.9
-100 basis points	(3.6)	(4.5)	(4.2)	(5.2)
-200 basis points	(7.9)	(10.7)	(9.0)	(11.2)
-300 basis points	(10.2)	(13.3)	(11.3)	(13.6)
-400 basis points	(10.7)	(13.9)	(11.8)	(14.2)

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

The table below presents the change in our economic value of equity as of September 30, 2015 and December 31, 2014 assuming immediate parallel shifts in interest rates.

	September 30, 2015	December 31, 2014
+400 basis points	(21.1)%	(22.2)%
+300 basis points	(15.5)	(15.8)
+200 basis points	(9.8)	(8.9)
+100 basis points	(4.6)	(3.9)
-100 basis points	(2.0)	—
-200 basis points	(5.8)	(0.2)
-300 basis points	(5.8)	0.4
-400 basis points	(5.2)	0.8

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of September 30, 2015, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALMER BANCORP, INC.

November 12, 2015	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)