Form 10-K
period 2015-12-31
TALMER BANCORP, INC.
filed 2016-02-29
CIK 1360683

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $978.1 million.

The number of shares outstanding of the registrant's Class A common stock, par value $1.00 per share, as of February 26, 2016 was 66,808,465.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2016 Annual Meeting of Shareholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Chemical Financial Corporation (“Chemical”), as well as statements related to the anticipated effects on our results of operations and financial condition from expected developments or events, or business strategies, including anticipated internal growth.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include, but are not limited to, those described under “Risk Factors” and the following:

•
general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, may negatively affect our financial results;

•
the possibility that the previously announced merger with Chemical does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the diversion of management time from core banking functions due to merger-related issues;

•	potential difficulty in maintaining relationships with clients, employees or business partners as a result of our previously announced merger with Chemical;

•	risks associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits;

•	fraud committed by third parties, including cybersecurity risks;

•	our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•	costs or difficulties related to the integration of the banks we acquired may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate.

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

PART I
Item 1.    Business.
Overview
Talmer Bancorp, Inc. was incorporated under the laws of the State of Michigan in February 2003 and it became the bank holding company for Talmer Bank and Trust in 2007. Talmer Bank and Trust is a Michigan state-chartered bank that opened in August 2007 in Troy, Michigan. Between April 30, 2010 and December 31, 2015, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities. During the year ended December 31, 2015, we operated through two subsidiary banks, Talmer Bank and Trust and Talmer West Bank, a Michigan state-chartered bank. Talmer West Bank was merged with and into Talmer Bank and Trust on August 21, 2015. Following the merger of Talmer West Bank into Talmer Bank and Trust on August 21, 2015, we now operate one subsidiary bank, Talmer Bank and Trust, which principally operates through 81 branches in Michigan, Ohio, Indiana, Illinois and Nevada and five lending offices located primarily in the Midwest.
In this report, unless the context suggests otherwise, references to “Talmer Bancorp, Inc.,” “the Company,” “we,” “us,” and “our” mean the combined business of Talmer Bancorp, Inc. and our subsidiary bank, Talmer Bank and Trust (“Talmer Bank”). However, if the discussion relates to a period following our acquisition of Talmer West Bank on January 1, 2014 but before Talmer West Bank was merged with and into Talmer Bank on August 21, 2015, the terms refer to Talmer Bancorp, Inc., Talmer Bank and Talmer West Bank; and if the discussion relates to a period following our acquisition of First Place Bank on January 1, 2013 but before First Place Bank was merged with and into Talmer Bank on February 10, 2014, the terms refer to Talmer Bancorp, Inc., Talmer Bank and First Place Bank. References to our “Class A common stock” and “common stock” refer to our Class A voting common stock, par value $1.00 per share.
Proposed Merger with Chemical Financial Corporation
On January 25, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemical Financial Corporation (“Chemical”), a Michigan corporation. The Merger Agreement was approved by the boards of directors of the Company and Chemical, and is subject to shareholder and regulatory approval and other customary closing conditions.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be merged with and into Chemical, with Chemical as the surviving corporation (the “Merger”). After completion of the Merger, Chemical intends to consolidate Talmer Bank with and into Chemical Bank, Chemical’s wholly-owned subsidiary bank, with Chemical Bank as the surviving institution (the “Bank Merger”).
Subject to the terms and conditions of the Merger Agreement, in the Merger, each of our shareholders will receive 0.4725 shares of Chemical common stock and $1.61 in cash for each share of our common stock owned by the shareholder. Each stock option to purchase shares of our common stock that remains outstanding at the effective time of the Merger will be assumed by Chemical and will be converted into a stock option with respect to Chemical’s common stock (excluding certain of our stock options that may be cancelled and cashed out as provided in the Merger Agreement), at the conversion rate set forth in the Merger Agreement. All of our restricted stock awards that are unvested and remain outstanding at the effective time of the Merger will be converted into restricted stock awards of Chemical, on the same terms and conditions as were applicable to our restricted stock awards.
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

In each of our FDIC-assisted acquisitions, Talmer Bank entered into loss share agreements with the FDIC that covered certain of the acquired assets, including 100% of the acquired loans (other than consumer loans with respect to our acquisitions of First Banking Center, People State Bank and Community Central Bank) and other real estate. Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “uncovered loans.” However, as discussed below, on December 28, 2015, Talmer Bank entered into an agreement with the FDIC for the early termination of the loss share agreements and all rights and obligations of Talmer Bank and the FDIC under the loss share agreements were eliminated and all loans and other real estate previously covered by loss share agreements were reclassified to uncovered. In certain circumstances, when referring to historical periods, we will continue to refer to loans that were covered by FDIC loss share agreements as “covered loans” and all loans and other real estate that were subject to FDIC loss share agreements will be referred to as “covered assets.”
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
On April 5, 2010, Michigan Commerce Bank consented to the issuance of a Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services (the "Consent Order") on April 5, 2010, which remained in effect following our acquisition. Following our acquisition, we devoted significant internal management resources to ensuring the actions required under the Consent Order were taken. The FDIC approved the consolidation of Talmer West Bank with and into Talmer Bank, which occurred on on August 21, 2015. At the effective time of the consolidation, the Consent Order had no further force or effect.
First of Huron Corp.
On February 6, 2015, we acquired First of Huron Corp. for aggregate cash consideration of $13.4 million. In connection with the merger, First of Huron Corp. merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger. Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of First of Huron Corp., merged with and into Talmer Bank, with Talmer Bank as the surviving bank. We also assumed $3.5 million in subordinated notes issued to First of Huron Corp. and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement.
In this report, we refer to our eight completed acquisitions collectively as the “acquisitions” and refer to CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank, Talmer West Bank and Signature Bank collectively as the “Acquired Banks,” and we refer to the loans we acquired in our acquisitions as “acquired loans.”
Branch Sales
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
Repurchase of Warrants and Common Stock
On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to purchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”). We issued the warrants to the WL Ross Funds in consideration of a portion of the purchase price in our 2010 and 2012 private placements. The purchase price was $8.30 per warrant share for the warrants we issued in 2010, $6.97 per warrant share for the warrants we issued in February 2012 and $7.10 per warrant share for the warrants we issued in December 2012, resulting in an aggregate purchase price of $19.9 million.
On August 31, 2015, the WL Ross Funds closed on the sale of an aggregate of 9,664,579 shares of our Class A common stock in an underwritten secondary public offering. All of the shares in the offering were sold by the WL Ross Funds, and we did not receive any proceeds from the offering.  We repurchased 5,077,000 shares in the offering at a price of $14.77 per share, for an aggregate purchase price of $75.0 million. We immediately retired the shares following the repurchase.

Early Termination of FDIC Loss Share Agreements and Warrant
On December 28, 2015, Talmer Bank entered into an early termination agreement with the FDIC that terminates its loss share agreements with the FDIC. Talmer Bank entered into the loss share agreements with the FDIC in 2010 and 2011 in connection with its acquisition of assets and assumption of liabilities of four failed banks from the FDIC, as receiver. Under the termination agreement, Talmer Bank paid $11.7 million to the FDIC as consideration for the early termination of the loss share agreements. In April 2010, as consideration for Talmer Bank’s acquisition of CF Bancorp from the FDIC, as receiver, the Company issued warrants to the FDIC to purchase 390,000 shares of our Class B Non-Voting Common Stock (the “Warrant”). Under the terms of the termination agreement discussed above, the parties also agreed to terminate the Warrant. Accordingly, also on December 28, 2015, the Company and the FDIC entered into a warrant termination agreement. Under the terms of the warrant termination agreement, the Company paid $4.5 million to the FDIC as consideration for terminating the Warrant.
At each failed bank acquisition date, we accounted for amounts receivable from the FDIC under the loss share agreements as an indemnification asset, and we established an FDIC receivable which represented claims submitted to the FDIC for reimbursement. The early termination of the loss share agreements resulted in a one-time after-tax charge of approximately $13.9 million resulting from the write-off of the remaining FDIC indemnification asset and FDIC receivable, and the $16.2 million total payment to the FDIC, partially offset by the release of both the FDIC warrant payable and the FDIC clawback liability. The early termination of the loss share agreements also eliminates further negative accretion on the FDIC indemnification asset.
All rights and obligations of the parties under the loss share agreements were eliminated under the termination agreement, and all loans and other real estate previously covered by FDIC loss share agreements were reclassified to uncovered effective October 1, 2015. Talmer Bank will now recognize entirely all future charge-offs, recoveries, gains, losses and expenses related to the formerly covered loans and other real estate, as the FDIC no longer is sharing in such amounts. The termination of the FDIC loss share agreements had no impact on the yield or loan loss provision on the formerly covered loans.
Our Market Area
We are a regional banking franchise concentrated in Michigan and Ohio, and we operate in multiple additional markets located primarily in the Midwest. At December 31, 2015, our Michigan market included our headquarters in north suburban Troy, Michigan with 49 additional branches in Oakland, St. Clair, Wayne, Genesee, Macomb, Huron, Washtenaw, Sanilac, Ottawa, Lapeer, Kalamazoo, Kent, Livingston, Muskegon, Tuscola, and Saginaw counties. In addition, at December 31, 2015, our Ohio market included 27 branches in Mahoning, Trumbull, Lorain, Cuyahoga, Portage and Franklin counties; our Indiana market included two branches in Elkhart County; and our Illinois market included one branch in Chicago. As of December 31, 2015, we also operated one branch in Clark County, Nevada.

The following table shows key deposit and demographic information about our market areas and our presence in these markets as of December 31, 2015.

(Dollars in thousands, except for Household Income, which is in actual dollars)
Talmer Bancorp Inc.				Total Market Area
Metropolitan Statistical Area	Number of Branches 12/31/2015	Company Deposits in Market ($000) 12/31/2015	Deposit Market Share (%)(1)	Total Deposits in Market Area(2)	2015 Population(3)	2015 - 2020 Projected Population Growth(3)	2015 Median Household Income(3)	2015 - 2020 Projected Growth in Household Income(3)	Unemployment Rate(4)
Michigan
Detroit-Warren-Dearborn, MI	32	2,833,479	2.32	115,677,901	4,299,265	0.34	54,727	9.19	6.3
Flint, MI	5	246,408	5.57	3,834,082	408,690	(2.31)	44,039	8.15	5.0
Grand Rapids-Wyoming, MI	3	137,122	0.53	19,510,745	1,043,061	3.57	56,710	10.43	3.1
Saginaw-Midland-Bay City, MI	1	15,793	0.66	1,982,803	192,860	(2.29)	42,912	4.19	4.6
Kalamazoo-Portage, MI	1	60,232	1.68	3,555,780	336,638	2.10	47,616	6.38	3.9
Muskegon, MI	1	32,785	1.89	1,486,503	173,104	0.98	43,003	6.41	4.8
Ohio
Youngstown-Warren-Boardman, OH-PA	16	810,850	8.44	9,126,061	548,882	(1.60)	44,547	8.70	5.2
Cleveland-Elyria, OH	8	260,819	0.40	63,705,734	2,061,058	(0.05)	52,262	12.04	4.2
Akron, OH	2	71,900	0.50	13,506,415	704,556	0.55	53,304	10.45	4.2
Columbus, OH	1	11,766	0.02	53,619,041	2,030,140	4.27	58,106	9.56	3.6
Indiana
Elkhart-Goshen, IN	2	64,878	2.07	2,639,165	203,838	2.86	47,371	6.95	3.5
Illinois
Chicago-Naperville-Elgin, IL-IN-WI	1	78,966	0.03	384,643,294	9,581,253	1.02	63,377	7.54	5.1
Nevada
Las Vegas-Henderson-Paradise, NV	1	98,435	0.27	42,518,832	2,119,834	6.48	51,274	2.40	6.3
MSA Totals	74			715,806,356	23,703,179
Weighted Average: MSA						0.26	52,529	8.92
Branches not in any MSA totals*	7	291,148		24,190,333
Weighted Average: Branches not in any MSA						0.11	51,990	8.74
_______________________________________________________________________________

(1)	The total market share % data displayed is as of June 30, 2015. Source: SNL Financial

(2)	Deposit data is for banks and thrifts only as of June 30, 2015 and does not include credit unions. Source: SNL Financial

(3)
Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI based primarily on US Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

(4)	Source: U.S Department of Labor. Unemployment rate is as of October 31, 2015.
* Sanilac (MI), Huron (MI), and Ottawa (MI) counties
At December 31, 2015, approximately 50.6% of our loans were to borrowers located in Michigan, 22.2% were to borrowers located in Ohio, 9.3% were to borrowers located in Illinois, 3.3% were to borrowers located in Indiana, 2.3% were to borrowers located in Wisconsin and 1.9% were to borrowers located in Nevada. Our largest geographic concentration of loans is in the Detroit-Warren-Dearborn metropolitan statistical area (MSA), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $1.7 billion, or 34.4% of total loans, at December 31, 2015, of which $624.5 million were commercial real estate loans, $543.2 million were residential real estate loans and $350.7 million were commercial and industrial loans.

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
We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, which have greater financial resources, access to more capital and higher lending capacity than we do. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Our largest deposit market areas included the Detroit-Warren-Dearborn Metropolitan Statistical Area (MSA), Youngstown-Warren-Boardman MSA, Flint, MI MSA and Elkhart-Goshen, IN MSA of which we held 2.32%, 8.44%, 5.57% and 2.07%, respectively, of the deposit market share as of June 30, 2015.
Lending Activities
We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. At December 31, 2015, we had net total loans of $4.8 billion, representing 72.1% of our total assets. Net total loans is the remaining balance after subtracting the accretable discount, non-accretable discount, allowance for loan losses and unamortized loan origination fees.
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
Commercial and Industrial Loans
At December 31, 2015, commercial and industrial loans amounted to $1.3 billion, or 26.2% of our total loan portfolio.
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

As of December 31, 2015, loans secured by first or second mortgages on real estate comprised $3.1 billion, or 64.8% of our loan portfolio. These loans generally fall into one of two categories: commercial real estate loans or residential real estate loans.

•
Commercial Real Estate Loans.  At December 31, 2015, commercial real estate loans amounted to $1.6 billion, or 32.6% of our loan portfolio. These loans generally have terms of five years while payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in our commercial real estate portfolio by emphasizing loans secured by owner-occupied buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 80%. We also generally require that a borrower maintain specific debt service covenants. To ensure secondary sources of payment and liquidity to support a loan, we review the financial statements of the operating company and the personal financial statements of the principal owners and may require their personal guarantees.

•
Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans which generally have terms of up to 30 years, we typically originate these loans for third-party investors, although we do retain some of these loans from time to time taking into account asset-liability and liquidity considerations. At December 31, 2015, residential real estate loans amounted to 1.5 billion, or 32.2% of our loan portfolio of which home equity loans and lines of credit comprised $202.2 million, or 13.1%. We generally originate one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance or Federal Housing Administration and Veteran Affairs guarantees are generally required for such loans with a loan-to-value ratio of greater than 80%.

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
Real Estate Construction Loans
At December 31, 2015, real estate construction loans amounted to $241.6 million, or 5.0% of our loan portfolio. We offer fixed and adjustable rate residential and commercial real estate construction loans to builders and developers and to consumers who wish to build their own homes. Construction loans to consumers to build their own homes are often structured to be converted to permanent loans at the end of the construction phase, which is typically twelve months. These construction loans have rates and terms that are similar to other one- to four-family loans we offer, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95% on an as-completed basis. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required to reduce credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, we perform a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.
We make commercial land loans to commercial entities for the purpose of financing land on which to build a commercial project. These loans are for projects that typically involve small- and medium-sized single and multi-use commercial buildings.

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
Consumer Loans
At December 31, 2015, consumer and other loans amounted to $191.8 million, or 4.0% of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.
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
Loan Servicing
We service residential and commercial mortgage loans for investors under contracts where we receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property taxes and insurance premiums on behalf of borrowers. At December 31, 2015, we had approximately 36 thousand loans serviced for others totaling $5.9 billion. In the second quarter of 2013, we began utilizing a third-party sub-servicer for a majority of our serviced loans. While we choose to utilize a servicing vendor to assist us in the conduct of our mortgage servicing activities, we continue to own the mortgage servicing assets for which we are compensated as described below.
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
We monitor the level of our investment in mortgage servicing rights in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. During the first quarter of 2015, we strategically sold over $1.2 billion in unpaid principal balance of mortgage servicing rights, which reduced the outstanding balance of mortgage servicing rights by approximately $12.7 million. Generally, over the past several years, the volume and dollar amount of our mortgage servicing rights has grown, due not only to a strong mortgage origination environment but also because of our acquisitions. However, as a result of the sale of mortgage servicing rights, coupled with lower levels of market interest rates during 2015, our aggregate dollar volume of mortgage servicing rights has decreased by $12.5 million, or 17.7% from December 31, 2014 to December 31, 2015. Nonetheless, we remain exposed to significant potential volatility in the value of our mortgage servicing rights. Accordingly, in the future, we may sell mortgage servicing rights depending on a variety of factors, including capital sufficiency, the size of the mortgage servicing rights portfolio relative to total assets and current market conditions.
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
Lending Limits
Our lending activities are subject to a variety of lending limits imposed by federal law. In general, Talmer Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of Talmer Bank at December 31, 2015, Talmer Bank's legal lending limits were approximately $113.0 million (15%) and $188.0 million (25%), and Talmer Bank maintains an internal lending limit of $30.0 million. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.
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
Employees
As of December 31, 2015, we had 1,199 full-time employees and 167 part-time employees.
Availability of Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of

1934, as amended, available free of charge on our website at www.talmerbank.com under the “Investor Relations” tab as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. These reports are also available free of charge on the SEC’s website at www. sec.gov. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SUPERVISION AND REGULATION
Talmer Bancorp, Inc., and our subsidiary bank, Talmer Bank is subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.
The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.
Legislative and Regulatory Initiatives to Address the Financial Crisis
Although the financial crisis has now passed, two legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III-based capital rules - will continue to have an impact on our operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, changed the oversight and supervision of banks, bank holding companies, and other financial institutions, revised minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. Several provisions affect us, including:

•
Deposit Insurance Modifications.  The Dodd-Frank Act modified the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The FDIC has continued to modify some of the rules on assessments. The Dodd-Frank Act also permanently raised the standard maximum federal deposit insurance limits from $100,000 to $250,000.

•
Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB may participate in examinations of our subsidiary bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” CFPB rules now in effect specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments. The rules also extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of such loans. Points and fees are subject to a relatively stringent cap, and payments that may be made in the course of closing a loan are limited as well. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•
Executive Compensation and Corporate Governance Requirements.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.

Separately, the Dodd-Frank Act requires several federal agencies, including the banking agencies and the SEC, to jointly issue a rule restricting incentive compensation arrangements at financial institutions, including bank holding companies and banks. The agencies proposed a rule in 2011 but have yet to finalize it.
Basel Capital Standards
Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.
The rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement)
Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rule permits bank holding companies with less than $15.0 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out of including capital in AOCI in Common Equity Tier 1 capital.
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.
Volcker Rule
Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In 2013, the federal banking agencies together with the SEC and the Commodity Futures Trading Commission, issued the final Volcker Rule regulations.
While we continue to evaluate the impact of the final regulations, we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Talmer Bancorp, Inc.
We own 100% of the outstanding capital stock of Talmer Bank and, therefore, we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and the regulations promulgated under it. As a bank holding company located in Michigan, the Michigan Department of Insurance and Financial Services also regulates and monitors our operations.
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

As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities; providing financial and investment advisory services and underwriting services; and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).
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
Change in Control.    Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company acquires “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally require state approval before an acquirer may become the holding company of a state bank.
Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws typically require approval by the state bank regulator as well.
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
The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor claims or shareholder claims. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of Talmer Bank.
Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Capital Requirements and Dividends.    The Federal Reserve imposes certain capital requirements on Talmer Bancorp, Inc. under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratios of capital to risk-weighted assets. These requirements are essentially the same as those that apply to our subsidiary bank and are described above under "Basel Capital Standards" and below under "Bank Regulation—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to Talmer Bank, and these loans may be repaid from dividends paid from Talmer Bank to the Company.
Our ability to pay dividends depends on the ability of Talmer Bank to pay dividends to us, which is subject to regulatory restrictions as described below in "Bank Regulation—Dividends." We are also able to raise capital for contribution to our bank subsidiary by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.
Bank Regulation
Talmer Bank operates as a state bank incorporated under the laws of the State of Michigan and is subject to examination by the Michigan Department of Insurance and Financial Services and the FDIC. Talmer Bank's deposits are insured by the FDIC up to the standard deposit insurance amount of $250,000.
The Michigan Department of Insurance and Financial Services and the FDIC regulate or monitor virtually all areas of Talmer Bank's operations including:

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

These agencies, and the federal and state laws applicable to Talmer Bank's operations extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of our banking practices.
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
The FDIC and the other federal banking regulatory agencies have also issued standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.
Prompt Corrective Action
As an insured depository institution, Talmer Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. The following is a list of the criteria for each prompt corrective action category:

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
As of December 31, 2015, Talmer Bank's regulatory capital surpassed the levels required to be considered "well capitalized."
Transactions with Affiliates and Insiders
The Company is a legal entity separate and distinct from Talmer Bank. Various legal limitations restrict Talmer Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and Talmer Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.
Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company and on a bank's investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties that are collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate of a bank. Talmer Bank is forbidden to purchase low quality assets from an affiliate.
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
The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank's affiliates. Regulation W generally excludes all non-bank subsidiaries of banks from treatment as affiliates, except for subsidiaries engaged in certain nonbank financial activities or to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.
Talmer Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.
In addition,Talmer Bank may not purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.
Branching
Talmer Bank, as a Michigan state-chartered bank, has authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals. Furthermore, the Dodd-Frank Act authorizes a state or national bank to branch into any state as if they were chartered in that state.
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
Community Reinvestment Act
The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for Talmer Bank, to evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods and individuals. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In the most recent CRA examination Talmer Bank received a "satisfactory" rating.
Consumer Protection Regulations
Activities of Talmer Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by Talmer Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of Talmer Bank are also subject to federal laws and regulations applicable to credit transactions, such as:

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

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and

•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
The deposit operations of Talmer Bank are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

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
Enforcement Powers
Talmer Bank and its respective "institution-affiliated parties," including its respective management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for certain violations. Criminal penalties for some financial institution crimes have been increased to 20 years.
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

The number of government entities authorized to take action against Talmer Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority over Talmer Bank. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of Talmer Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including Talmer Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against Talmer Bank. The CFPB may intervene in any of these actions.
Anti-Money Laundering
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019, as described below. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of applications. In recent years, a handful of merger and acquisition transactions have been held up because of regulatory concerns about compliance with anti-money laundering requirements. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.
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
Under the USA PATRIOT Act, the Financial Crimes Enforcement Network ("FinCEN") can send Talmer Bank lists of the names of persons suspected of involvement in terrorist activities or money laundering. Talmer Bank may be requested to search its records for any relationships or transactions with persons on those lists. If Talmer Bank finds any relationships or transactions, it must report those relationships or transactions to FinCEN.
The Office of Foreign Assets Control
The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Talmer Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Talmer Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.
Privacy, Data Security and Credit Reporting
Financial institutions are required to protect the confidentiality of the non-public personal information of individual customers and to disclose their policies for doing so. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Talmer Bank's policy is not to disclose any personal information unless permitted by law.
Recent cyber attacks against bank and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this party of their safety and soundness examination than they may have in the past.
Like other lending institutions, Talmer Bank uses credit bureau data in its underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis. The act and its implementing regulation, Regulation V, cover credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.
Payment of Dividends
The Company is a legal entity separate and distinct from its subsidiary. While there are various legal and regulatory limitations under federal and state law on the extent to which Talmer Bank can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from Talmer Bank. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and Talmer Bank, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.
Under Michigan law, a Michigan state-chartered bank, including Talmer Bank, cannot declare or pay a cash dividend or dividend in kind unless such bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, Michigan state-chartered banks may pay dividends only out of net income then on hand, after deducting its bad debts. Further, Michigan state-chartered banks may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full. These limitations can affect Talmer Bank's ability to pay dividends.
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

Effect of Governmental Monetary Policies
Our earnings are affected by domestic economic conditions and the monetary policies of the United States government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks. These policies have major effects on the levels of bank loans, investments and deposits through the Federal Reserve's open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies. On December 16, 2015, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, the first increase in several years. Further increases may occur in 2016, but, if so, there is no announced timetable.
Insurance of Accounts and Regulation by the FDIC
Talmer Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.
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
Limitations on Incentive Compensation
In June 2010, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.
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
Risks Related to Our Proposed Merger with Chemical
Combining with Chemical may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the Merger with Chemical may not be realized.
The Company and Chemical have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Chemical’s and the Company’s ability to successfully combine and integrate the businesses of the Company and Chemical in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the Merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or Chemical to lose customers or cause customers to remove their accounts from the Company and/or Chemical and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Chemical during this transition period and for an undetermined period after completion of the Merger on the combined company.
Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the combined company's business, results of operation and stock price.
We are subject to business uncertainties and contractual restrictions while the Merger with Chemical is pending.
Uncertainty about the effect of the Merger with Chemical on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing.
The Merger may distract our management from their other responsibilities.
The Merger could cause our management to focus their time and energies on matters related to the Merger that otherwise would be directed to our business and operations. Any such distraction on the part of our management, if significant, could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the Merger, or the business and earnings of the combined company after the Merger.

The Merger Agreement contains provisions that limit each party’s ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of either the Company or Chemical from making a favorable alternative transaction proposal and, in specified circumstances, could require either party to pay the other party a termination fee of $34 million or up to $3 million in transaction-related expenses.
Under the Merger Agreement, each of the Company and Chemical has agreed not to, subject to certain exceptions generally related to its board of directors, exercise of its fiduciary duties (as set forth in the Merger Agreement), solicit or initiate, or knowingly facilitate or knowingly encourage, inquiries or proposals with respect to, engage in any discussions or negotiations concerning, or provide any confidential information relating to, any alternative business combination transactions. In addition, the Merger Agreement contains certain termination rights for each of the Company and Chemical. If the Merger Agreement is terminated under certain circumstances, including certain breaches of the Merger Agreement, the Company or Chemical, as applicable, is required to reimburse the other party for its transaction-related expenses up to $3 million. If the Merger Agreement is terminated under certain circumstances, including termination of the Merger Agreement to accept an alternative business combination transaction as permitted by and subject to the terms of the Merger Agreement, the Company or Chemical, as applicable, is required to pay the other party a termination fee of $34 million minus any previously reimbursed transaction-related expenses.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger may be completed, Chemical and the Company must obtain approvals from the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although Chemical and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.
If the Merger with Chemical is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement with Chemical. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.
In connection with the announcement of the Merger Agreement with Chemical, lawsuits are pending, seeking, among other things, to enjoin the Merger, and an adverse judgment in any of these lawsuits may prevent the Merger from becoming effective within the expected time frame (if at all).
Putative shareholder class and derivative action lawsuits, referred to as the merger litigation, have been filed in connection with the Merger Agreement.  Complaints were filed on February 22, 2016 in the Oakland County Circuit Court of the State of Michigan. These actions, which are virtually identical, generally allege,  among other things, that the members of the Talmer Board of Directors breached their fiduciary duties to Talmer shareholders by failing to maximize shareholder value, as well as derivative claims on behalf of Talmer. The complaints also allege claims against Chemical for aiding and abetting these alleged breaches of fiduciary duties. The plaintiffs also seek injunctive relief prohibiting consummation of the Merger, and, in the event the Merger is consummated, seek rescission and other damages claimed. At this stage, it is not possible to predict the outcome of the proceedings or their impact on Talmer, Chemical or the Merger. If any of the plaintiffs are successful in enjoining the consummation of the Merger, the lawsuit may prevent the merger from becoming effective within the expected time frame (if at all). Furthermore, the defense or settlement of any of these lawsuits may adversely affect Chemical’s business, financial condition, results of operations and cash flows following the completion of the Merger.
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
Commercial real estate, commercial and industrial, and real estate construction lending usually involve higher credit risks than single-family residential lending. As of December 31, 2015, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—32.6%, commercial and industrial—26.2%, and real estate construction—5.0%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.
Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.
Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.
Risk of loss on a real estate construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
Commercial real estate loans, commercial and industrial loans, and real estate construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.
At December 31, 2015, our outstanding commercial real estate loans were equal to 215.4% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.
We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. In addition, if our cost of funds increase, this may adversely affect our ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting our results of operations. We derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks, of which we are a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.
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
Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates throughout 2014 and 2015, this low interest rate environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In the face of a favorable interest rate environment in 2015, our marketing gain percentage for mortgage loans sold increased marginally throughout 2015 compared to the prior year, a trend which we would expect to continue in 2016, provided the continuation of a lower interest rate market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.
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
Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in Michigan and Ohio. We operate banking centers located in Michigan, Ohio, Indiana, Illinois and Nevada. At December 31, 2015, approximately 50.6% of our loans were to borrowers located in Michigan, 22.2% were to borrowers located in Ohio, 9.3% were to borrowers located in Illinois and 3.3% were to borrowers located in Indiana, 2.3% were to borrowers located in Wisconsin and 1.9% were to borrowers located in Nevada. A deterioration in economic conditions in the loan or residential or commercial real estate markets in these areas could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population, employment or income growth in one of our core markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted and we could be materially and adversely affected.
To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.
We intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our acquired loan portfolio, which produces higher yields than our originated loans due to loan discount accretion on our purchased credit impaired loan portfolio (a component of the accretable yield), is paid down, we expect downward pressure on our income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2015 was 5.13%, while the yield generated using only the expected coupon would have been 4.34% during the same period. As a result of the foregoing, if we are unable to replace loans in our existing portfolio with comparable higher yielding loans or a larger volume of loans, we could be adversely affected. We could also be materially and adversely affected if we choose to pursue riskier higher-yielding loans that fail to perform.
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
We act as servicer for approximately $5.9 billion of residential and commercial loans owned by third parties as of December 31, 2015. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.
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
The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.
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
The FDIC insures deposits at FDIC-insured depository institutions, such as Talmer Bank, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments and bank failures in 2008 and the following years significantly depleted the FDIC's Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of these economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in

FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.
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
We have acquired a significant majority of our assets and assumed a significant majority of our liabilities in our eight acquisitions and our financial results are heavily influenced by the application of purchase accounting. Purchase accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value at acquisition. If these assumptions are incorrect or our accountants or the regulatory agencies to whom we report do not concur with our judgments and require that we change or modify our assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.
The banking industry is heavily regulated and that regulation or future regulation could limit or restrict our activities and adversely affect our financial results.
We operate in a highly regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Michigan Department of Insurance and Financial Services. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business.
The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies, capital adequacy guidelines and capital requirements, are increasing our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. Furthermore, the federal and state bank regulatory authorities who supervise us have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If we fail to comply with applicable laws or regulations, we could become subject to enforcement actions that have a material adverse effect on our future results.
We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.
The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes. Although the full impact of the new requirements on our operations is unclear, the changes resulting from the Dodd-Frank Act may impact the profitability of our business activities. The Dodd-Frank Act has required that we develop new and more extensive compliance policies and practices, and maintain higher capital and liquidity levels. These and other changes may adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make changes necessary to comply with these requirements at the expense of normal business operations. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws of regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.
In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards, known as Basel III, that had been developed by the Basel Committee on Banking Supervision. The new rules raised the risk-based capital requirements and revised the methods for calculating risk-weighted assets, usually resulting in higher risk weights. The new rules became effective as applied to the Company and Talmer Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.
The Basel III rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 in additional Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.
Beginning on January 1, 2015, our Basel III-based minimum risk-based capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (unchanged from the former requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. As of January 1, 2016, our capital conservation buffer is 0.625%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.
In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increased the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the former requirement of 100%. We will also be required to hold capital against short-term commitments that are not unconditionally cancellable. All changes to the risk weights took effect in full in 2015.
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
As part of the Basel III capital process, the Basel Committee on Banking Supervision issued a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators' assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.
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
The Federal Reserve may require us to commit capital resources to support Talmer Bank.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to Talmer Bank if it experiences financial distress.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an "emerging growth company." The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, including the integration of our acquired banks, which could adversely affect our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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
Risks Related to our Acquisitions and our Acquisition Strategy
We are subject to risks related to our acquisition transactions.
The ultimate success of our past acquisitions and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future will depend on a number of factors, including our ability:

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
Since April 2010, we have completed eight acquisitions and continue to periodically evaluate opportunities to acquire additional financial institutions, including purchases of failed banks from the FDIC. As a result, we may engage in acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long-term liquidity.
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
Our acquisition activities could involve a number of additional risks, including the risks of:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

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
As of December 31, 2015, we had 66,114,798 shares of common stock issued and outstanding. As of December 31, 2015, we had options to purchase 7,235,424 shares of our Class A common stock with a weighted average exercise price of $6.97 per share and 1,290,780 unallocated shares under our Equity Incentive Plan, as amended, that remain available for future grants. The vesting and terms of options granted are determined by our Compensation Committee of the Board of Directors. As of December 31, 2015, all of our outstanding options were fully vested. Unless earlier exercised or terminated pursuant to the terms of the grant, 442,924 expire in 2019, 2,885,000 expire in 2020, 620,000 expire in 2021, 3,252,500 expire in 2023 and

35,000 expire in 2024. The issuance of shares subject to options under the plan will further dilute your ownership of our common stock.
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
Our ability to pay dividends is subject to regulatory limitations and Talmer Bank's ability to pay dividends to us is also subject to regulatory limitations.
Our ability to pay dividends is subject to restrictions under applicable banking laws and regulations, and depends upon the results of operations of our subsidiary bank. The Company is a bank holding company that conducts substantially all of its operations through Talmer Bank. As a result, our ability to make dividend payments on our common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from Talmer Bank.
Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. In addition, the Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends could be deemed an unsafe or unsound practice if such dividends are not supported by recent earnings or we or our subsidiary bank do not, in the view of the regulators, have sufficient capital. Our ability to pay dividends will directly depend on the ability of Talmer Bank to pay dividends to us.
In addition, holders of our common stock are only entitled to receive such dividends as our board of directors may, in its unilateral discretion, declare out of funds legally available for such purpose based on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors.
Furthermore, under the terms of the Merger Agreement with Chemical, we may not, without the prior written consent of Chemical, make, declare or pay any dividend to our shareholders in excess of $0.05 per share per calendar quarter.
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
Our securities are not FDIC insured.
Our securities, including our common stock, are not savings or deposit accounts or other obligations of Talmer Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our principal executive offices and Talmer Bank's main office is located at 2301 West Big Beaver Rd., Suite 525, Troy, Michigan 48084. In addition, we currently operate 49 additional branches located in Michigan, 27 branches located in Ohio, two branches located in Indiana, one branch located in Illinois, and one branch located in Nevada. We lease our principal executive office, 13 of our branches in Michigan, 11 of our branches in Ohio, our Illinois branch and our branch in Nevada. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.
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

2015	High	Low	Per Share Cash Dividends
Fourth Quarter	$18.71	$15.63	$0.01
Third Quarter	$18.16	$15.00	$0.01
Second Quarter	$17.39	$15.17	$0.01
First Quarter	$15.62	$12.65	$0.01

2014	High	Low	Per Share Cash Dividends
Fourth Quarter	$14.80	$13.47	$0.01
Third Quarter	$14.99	$13.00	$0.01
Second Quarter	$15.42	$13.05	—
First Quarter	$14.15	$13.20	—
As of February 26, 2016, we had 170 shareholders of record for our common stock. This figure does not represent the actual number of beneficial owns of common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.
Dividend Policy
We are a bank holding company and accordingly, any dividends paid by us are subject to various federal and state regulatory limitations and also may be subject to the ability of Talmer Bank to make distributions or pay dividends to us. Our ability to pay dividends is limited by minimum capital and other requirements prescribed by law and regulation. Banking regulators have authority to impose additional limits on dividends and distributions by us and our subsidiary bank. Certain restrictive covenants in future debt instruments, if any, may also limit our ability to pay dividends or the ability of our subsidiary bank to make distributions or pay dividends to us. Any determination to pay cash dividends in the future will be at the unilateral discretion of our board of directors and will depend on a variety of considerations, including, without limitation, our historical and projected financial condition, liquidity and results of operations, capital levels, tax considerations, statutory and regulatory prohibitions and other limitations, general economic conditions and other factors deemed relevant by our board of directors. See "Supervision and Regulation."
Under the terms of the Merger Agreement with Chemical, the Company may not, without the prior written consent of Chemical, make, declare or pay any dividend to its shareholders in excess of $0.05 per share per calendar quarter.
As noted in the above table, we began paying cash dividends of $0.01 per common share to our common shareholders in the third quarter of 2014. In the first quarter of 2016, we paid a cash dividend of $0.05 per common share to our common shareholders and we expect that we will continue to pay a comparable quarterly dividend to our common shareholders.
Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for our common stock, the SNL U.S. Bank NASDAQ Index and the SNL U.S. Bank and Thrift Index for the periods indicated. The graph set forth below compares the cumulative total shareholder return on an initial investment of $100 in our common stock between February 12, 2014 (the day shares of our common stock began trading) and December 31, 2015, with the comparative cumulative total return of such amount on the SNL U.S. Bank NASDAQ Index and the SNL U.S. Bank and Thrift Index over the same period. Reinvestment of all dividends is assumed to have been made in our common stock. The graph assumes our closing sales price on February 12, 2014 of $13.80 per share as the initial value of our common stock.

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

	Cumulative Total Returns Period Ending
Index	2/12/2014	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Talmer Bancorp, Inc.	$100.00	$99.93	$101.89	$121.72	$131.75
SNL U.S. Bank NASDAQ Index	100.00	104.65	107.98	118.16	116.56
SNL U.S. Bank and Thrift Index	100.00	104.44	112.48	117.85	114.76
Item 6.    Selected Financial Data.
The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our audited consolidated financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report. On January 1, 2013, we acquired all the issued and outstanding shares of First Place Bank. On January 1, 2014, we acquired Talmer West Bank. On February 6, 2015, we acquired Signature Bank. Our historical results shown in the following table and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Earnings Summary
Interest income	$234,888	$217,023	$179,722	$102,564	$119,478
Interest expense	20,222	12,760	11,725	5,695	7,076
Net interest income	214,666	204,263	167,997	96,869	112,402
Provision (benefit) for loan losses	(9,203)	4,327	5,098	35,872	68,319
Bargain purchase gains	—	41,977	71,702	—	39,385
Noninterest income	86,445	117,499	181,138	74,309	113,774
Noninterest expense	226,319	218,880	250,814	103,404	106,591
Income before income taxes	83,995	98,555	93,223	31,902	51,266
Income tax provision (benefit)	23,866	7,705	(5,335)	10,232	17,817
Net income	60,129	90,850	98,558	21,670	33,449
Per Share Data
Basic earnings per common share	$0.87	$1.30	$1.49	$0.46	$0.85
Diluted earnings per common share	0.81	1.21	1.41	0.44	0.82
Dividends paid per share	0.04	0.02	—	—	—
Dividend payout ratio	4.60%	1.54%	—%	—%	—%
Book value per common share	$10.97	$10.80	$9.32	$7.86	$7.23
Tangible book value per share(1)	10.72	10.61	9.12	7.77	7.06
Shares outstanding (in thousands)	66,115	70,532	66,234	66,229	44,469
Average diluted common shares (in thousands)	73,331	75,150	69,664	48,806	40,639
Selected Period End Balances
Total assets	$6,595,890	$5,872,264	$4,547,361	$2,347,508	$2,123,560
Securities available-for-sale	890,770	740,819	620,083	345,405	223,938
Total loans	4,806,700	4,249,127	3,003,984	1,322,151	1,254,879
Uncovered loans	4,806,700	3,902,637	2,473,916	604,446	324,486
Covered loans	—	346,490	530,068	717,705	930,393
FDIC indemnification asset	—	67,026	131,861	226,356	358,839
Total deposits	5,014,581	4,548,863	3,600,865	1,730,226	1,695,599
Total liabilities	5,870,675	5,110,657	3,930,346	1,826,765	1,802,234
Total shareholders' equity	725,215	761,607	617,015	520,743	321,326
Tangible shareholders' equity(1)	708,883	748,572	603,810	514,672	314,017
Performance and Capital Ratios
Return on average assets	0.95%	1.61%	2.09%	0.98%	1.60%
Return on average equity	8.04	12.42	16.33	6.16	11.95
Net interest margin (fully taxable equivalent)(2)	3.73	4.04	3.90	4.69	5.81
Core efficiency ratio (1)	63.65	72.84	80.44	67.89	76.34
Average equity to average assets	11.76	12.96	12.77	15.88	13.35
Tangible average equity to tangible average assets(1)	11.52	12.73	12.50	15.63	13.04
Common equity tier 1 capital (3)	11.99	N/A	N/A	N/A	N/A
Tier 1 leverage ratio (3)	10.21	11.56	12.19	22.71	14.58
Tier 1 risk-based capital (3)	11.99	15.20	18.29	44.36	35.65
Total risk-based capital (3)	13.00	16.44	19.21	45.66	36.91
Asset Quality Ratios:
Net charge-offs (recoveries) to average loans	(0.17)%	0.19%	0.30%	2.95%	1.90%
Nonperforming assets as a percentage of total assets	1.30	1.78	1.55	1.79	1.20
Nonperforming loans as a percent of total loans	1.20	1.34	1.40	1.30	0.41
Allowance for loan losses as a percentage of period-end loans	1.12	1.30	1.93	4.72	5.04
Allowance for loan losses as a percentage of nonperforming loans, excluding allowance on loans accounted for under ASC 310-30	55.13	39.39	43.52	94.75	344.68
_____________________________________________________________________________

(1)	Denotes a non-GAAP Financial Measure, see section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" below.

(2)	Presented on a tax equivalent basis using a 35% tax rate for all periods presented.

(3)	The year ended December 31, 2015 is under Basel III transitional and the years ended December 31, 2014, 2013, 2012 and 2011 are under Basel I.
GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Some of the financial data included in our selected historical consolidated financial information are not measures of financial performance recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP financial measures are "tangible shareholders' equity," "tangible book value per share", "tangible average equity to tangible average assets", and "core efficiency ratio". Our management uses these non-GAAP financial measures in its analysis of our performance.

•
"Tangible shareholders' equity" is shareholders' equity less goodwill and other intangible assets. As with other financial assets, we considered the FDIC indemnification asset to be a tangible asset. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

•
"Tangible book value per share" is defined as total equity reduced by goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. As with other financial assets, we considered the FDIC indemnification asset to be a tangible asset. We have not considered loan servicing rights as an intangible asset for purposes of this calculation.

•
"Tangible average equity to tangible average assets" is defined as the ratio of average shareholders' equity less average goodwill and average other intangible assets, divided by average total assets. This measure is important to investors interested in relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets. As with other financial assets, we considered the FDIC indemnification asset to be a tangible asset. We have not considered average loan servicing rights as an intangible asset for purposes of this calculation.

•
"Core efficiency ratio" begins with the efficiency ratio and then excludes certain items deemed by management to be unrelated to our regular operations including bargain purchase gains, net loss on the early termination of our FDIC loss share agreements, net gain on sale of branches, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income and expense recognized related to our targeted review of property efficiency.

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

	For the years ended December 31,
(Dollars in thousands, except per share date)	2015	2014	2013	2012	2011
Total shareholders' equity	$725,215	$761,607	$617,015	$520,743	$321,326
Less:
Core deposit intangibles	12,808	13,035	13,205	6,071	7,309
Goodwill	3,524	—	—	—	—
Tangible shareholders' equity	$708,883	$748,572	$603,810	$514,672	$314,017
Shares outstanding	66,115	70,532	66,234	66,229	44,469
Tangible book value per share	$10.72	$10.61	$9.12	$7.77	$7.06
Average assets	$6,358,314	$5,646,248	$4,725,785	$2,215,501	$2,096,325
Average equity	747,424	731,766	603,657	351,909	279,817
Average core deposit intangibles	13,898	15,055	14,524	6,672	7,488
Average goodwill	3,167	—	—	—	—
Tangible average equity to tangible average assets	11.52%	12.73%	12.50%	15.63%	13.04%
Core efficiency ratio:
Net interest income	$214,666	$204,263	$167,997	$96,869	$112,402
Noninterest income	86,445	117,499	181,138	74,309	113,774
Total revenue	301,111	321,762	349,135	171,178	226,176
Less:
Bargain purchase gain	—	41,977	71,702	—	39,385
(Expense)/benefit from the change in the fair value of loan servicing rights due to valuation inputs or assumptions (1)	(3,323)	(10,237)	14,218	(598)	(582)
FDIC loss share income	(9,692)	(6,211)	(10,226)	21,498	50,551
Net gains on sales of branches	—	14,410	—	—	—
Total core revenue	314,126	281,823	273,441	150,278	136,822
Total noninterest expense	226,319	218,880	250,814	103,404	106,591
Less:
Transaction and integration related costs	4,207	13,609	30,849	1,382	2,145
Net loss on early termination of FDIC loss share agreements	20,364	—	—	—	—
Property efficiency review	1,820	—	—	—	—
Total core noninterest expense	199,928	205,271	219,965	102,022	104,446
Core efficiency ratio	63.65%	72.84%	80.44%	67.89%	76.34%
(1) Prior to January 1, 2013, we accounted for loan servicing rights using the amortization method. The years ended December 31, 2012 and 2011 include the impairment recognized on loan servicing rights.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion describes our results of operations for the years ended December 31, 2015, 2014 and 2013 and also analyzes our financial condition as of December 31, 2015 as compared to December 31, 2014. This discussion should be read in conjunction with the "Selected Financial Data" and our audited consolidated financial statements and accompanying footnotes thereto included elsewhere in this Annual Report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
Business Overview
Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan. Between April 30, 2010 and December 31, 2015, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities. Through our wholly-owned subsidiary bank, Talmer Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.
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
On January 1, 2014, we closed on the acquisition of Talmer West Bank, formerly Michigan Commerce Bank, acquiring $910.3 million in assets at fair value, including $571.7 million in loans, net of unearned income, $13.6 million in investment securities, $30.9 million in other real estate owned and $767 thousand in loan servicing rights. We also acquired $861.8 million of liabilities at fair value, including $857.8 million of retail deposits with a core deposit intangible of $3.6 million. Talmer West Bank was merged into Talmer Bank on August 21, 2015.
On February 6, 2015, we closed on the acquisition of Signature Bank, acquiring $228.3 million in assets at fair value, including $162.3 million in loans, net of unearned income and $34.0 million in investment securities. We also acquired $218.4 million of liabilities at fair value, including $201.5 million of retail deposits and $13.1 million of debt. Signature Bank was merged into Talmer Bank immediately upon acquisition.
On December 28, 2015, Talmer Bank entered into an early termination agreement with the FDIC that terminated its loss share agreements with the FDIC. In April 2010, as consideration for Talmer Bank's acquisition of CF Bancorp from the FDIC, as receiver, the Company issued warrants to the FDIC to purchase 390,000 shares of our Class B Non-Voting Common Stock (the "Warrant"). Under the terms of the termination agreement discussed above, the parties also agreed to terminate the Warrant. Accordingly, also on December 28, 2015, the Company and the FDIC entered into a warrant termination agreement. Under the early termination agreement, Talmer Bank paid $11.7 million to the FDIC as consideration for the early termination of the loss share agreements, and under the warrant termination, we paid $4.5 million to the FDIC as consideration to terminate all outstanding warrants. The early loss share termination and warrant termination resulted in a pre-tax charge of $20.4 million, or approximately $13.9 million after tax during the year ended December 31, 2015. This charge resulted from the write-off of the remaining FDIC indemnification asset and FDIC receivable and the $16.2 million total payment to the FDIC, partially offset by the release of both the FDIC warrant payable and the FDIC clawback liability. As a result of the transaction, all loans, allowance for loan losses and other real estate owned previously classified as covered were reclassified to uncovered effective October 1, 2015.

Financial Overview
As of December 31, 2015, we had $4.8 billion in total loans, compared to $4.2 billion at December 31, 2014. Approximately 70.3% of our total loans were generated through non-acquisition growth, primarily as a result of the various commercial and residential lenders that we hired over the past five years. Of the $4.8 billion in total loans at December 31, 2015, $1.4 billion, or 29.7%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).
We had net income of $60.1 million, $90.9 million, and $98.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, net income was reduced by a $20.4 million charge related to the early termination of our FDIC loss share agreements and the FDIC warrant and $4.2 million of transaction and integration related expenses, which included anticipated and paid severance payments for reductions in the work force following our acquisition and integration of First of Huron Corp. and the operational integration of Talmer West Bank, each of which were completed in February 2015, system conversion expenses and bank acquisition and due diligence fees. Net income for the year ended December 31, 2014, included a bargain purchase gain of $42.0 million resulting from our acquisition of Talmer West Bank and $14.4 million in net gain resulting from the sales of Talmer Bank's former Wisconsin branches and Talmer West Bank's former New Mexico branch. We also incurred $13.6 million of transaction and integration related expenses during the year ended December 31, 2014, including severance expense, bank acquisition and due diligence fees, bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering, as well as expenses incurred related to the termination of certain software contracts. Net income for the year ended December 31, 2013 included a bargain purchase gain of $71.7 million resulting from our acquisition of First Place Bank and $30.8 million of transaction and integration related expenses.
Our transaction and integration related expenses for the year ended December 31, 2015, 2014 and 2013 are detailed in the tables below.

	For the year ended December 31, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$113,097	$972	$112,125
Occupancy and equipment expense	28,546	—	28,546
Data processing fees	6,618	875	5,743
Professional service fees	12,786	88	12,698
Bank acquisition and due diligence fees	2,272	2,272	—
Marketing expense	5,550	—	5,550
Other employee expense	3,425	—	3,425
Insurance expense	5,933	—	5,933
FDIC loss share expense	1,374	—	1,374
Net loss on early termination of FDIC loss share agreements and warrant	20,364	—	20,364
Other expense	26,354	—	26,354
Total noninterest expense	$226,319	$4,207	$222,112

	For the year ended December 31, 2014
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$121,744	$5,810	$115,934
Occupancy and equipment expense	31,806	2,844	28,962
Data processing fees	6,399	—	6,399
Professional service fees	12,952	400	12,552
Bank acquisition and due diligence fees	3,765	3,765	—
Marketing expense	4,923	449	4,474
Other employee expense	2,674	—	2,674
Insurance expense	5,697	—	5,697
FDIC loss share expense	2,158	—	2,158
Other expense	26,762	341	26,421
Total noninterest expense	$218,880	$13,609	$205,271

	For the year ended December 31, 2013
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$146,609	$11,553	$135,056
Occupancy and equipment expense	26,755	160	26,595
Data processing fees	7,591	23	7,568
Professional service fees	16,640	5,806	10,834
Bank acquisition and due diligence fees	8,693	8,693	—
Marketing expense	3,484	54	3,430
Other employee expense	3,096	637	2,459
Insurance expense	9,974	3,823	6,151
FDIC loss share expense	2,007	—	2,007
Other expense	25,965	100	25,865
Total noninterest expense	$250,814	$30,849	$219,965
Subsequent to each acquisition, we have sought to realize efficiencies by utilizing technology to streamline our operations, centralize back-office functions of our acquired banks and realized cost savings through the use of third party vendors.
The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our efficiency ratios was 75.2% for the year ended December 31, 2015, compared to 68.0% for the year ended December 31, 2014 and 71.8% for the year ended December 31, 2013. Our core efficiency ratio, a non-GAAP measurement, begins with the efficiency ratio and then excludes certain items deemed by management to be unrelated to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income, net loss on the early termination of FDIC loss share agreements, property efficiency review expense and gain on sales of branches. Our efforts to improve our operating efficiency are evidenced by the improvement in our core operating efficiency ratio over the past two years. Our core operating efficiency ratio improved to 63.6% for the year ended December 31, 2015, compared to 72.8% for the year ended December 31, 2014 and 80.4% for the year ended December 31, 2013.

Recent Development
Proposed Merger with Chemical Financial Corporation
On January 25, 2016, the Company and Chemical Financial Corporation (“Chemical”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into Chemical. The Merger Agreement was unanimously approved by the boards of directors of the Company and Chemical.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Talmer will be merged with and into Chemical, with Chemical as the surviving corporation (the “Merger”). After completion of the Merger, Chemical intends to consolidate Talmer Bank with and into Chemical Bank, Chemical’s wholly-owned subsidiary bank, with Chemical Bank as the surviving institution (the “Bank Merger”).
Subject to the terms and conditions of the Merger Agreement, in the Merger, each shareholder of the Company will receive 0.4725 shares of Chemical common stock and $1.61 in cash for each share of the Company's common stock owned by the shareholder. Each stock option to purchase shares of the Company's common stock that remains outstanding at the effective time of the Merger will be assumed by Chemical and will be converted into a stock option with respect to Chemical’s common stock (excluding certain of the Company's stock options that may be cancelled and cashed out as provided in the Merger Agreement), at the conversion rate set forth in the Merger Agreement. All restricted stock awards of the Company that are unvested and remain outstanding at the effective time of the Merger will be converted into restricted stock awards of Chemical, on the same terms and conditions as were applicable to the Company's restricted stock awards.

Economic Overview
Gross Domestic Product (“GDP”) increased at an annual rate of 0.7% in the fourth quarter of 2015 and 2.0% in the third quarter of 2015 as indicated by the Bureau of Economic Analysis preliminary estimate report published by the U.S. Department of Commerce. Over the past 18 quarters, there has been positive GDP growth 17 times.
According to the U.S. Bureau of Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 5.0% as of December 31, 2015, down from 5.6% as of December 31, 2014 and 6.7% as of December 31, 2013. Recent strength in the jobs market was one of the factors cited by the Federal Reserve in its recent decision to raise the benchmark interest rate 25 basis points.
Total existing home sales in the U.S., as indicated by McGraw-Hill Financials, showed mixed signs with existing home sales at a seasonally adjusted 4.8 million units for the rolling twelve months ended December 31, 2015, up 7.1% from the rolling twelve month total of 4.5 million units as of December 31, 2014. Inventory levels were at a 3.9 months’ supply, or 1.6 million units, as of December 31, 2015, compared to a 4.4 months’ supply as of December 31, 2014. New home sales were up to a seasonally adjusted annual rate of 490 thousand units as of November 30, 2015, up 9.1% from 449 thousand as of November 30, 2014. Inventory for new homes increased to a 5.7 months’ supply as of November 30, 2015 versus a 5.6 month supply as of November 30, 2014, while the median sales price of new homes increased 0.8% to $305 thousand for the same period. Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 5.8% from November 2014 to November 2015. The pace of increasing values has increased from the November 2014 year-over-year increase of 4.3%.
Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 6.1% for the 12 months ending June 30, 2015, compared to the 12 months ending December 31, 2014, with business filings down 7.2% and personal filings down 6.1% for the period. It should be noted that the pace of reduction has slowed, and that business filings in Northern Illinois were up 6.8%, the first increases in over three years.
According to McGraw-Hill Financials compilation of Residential Real Estate Statistics, overall mortgage industry performance saw improvement with prime mortgage delinquency falling to 2.9% as of December 31, 2015 versus 3.3% as of December 31, 2014 and 3.5% as of December 31, 2013, according to the Mortgage Bankers Association. New foreclosures on prime loans were at 0.2% as of December 31, 2015, down from the December 31, 2014 level of 0.3% and down from 0.4% as of December 31, 2013. According to S&P Indices, first mortgages in default were also down at 0.8% as of December 31, 2015 from 1.0% as of December 31, 2014. The continued improvements are supported by a decrease in the affordability index (the ratio between mortgage payments and average income), which decreased 2.6% as of November 30, 2015 to 167.4 from November 30, 2014 at 171.9. Despite the improving economic conditions year over year, the overall consumer confidence index, ending December 31, 2015 was at 96.5, up 3.7% from 93.1 as of December 31, 2014. It should be noted, however, that the December 2015 index of 96.5 is down 7.0% from the January 2015 index high of 103.8.

According to the Beige Book published by the Federal Reserve Board in December 2015, overall economic activity was improved. The Fourth (Cleveland) Federal Reserve District and the Seventh (Chicago) Federal Reserve District reported modest growth and the Twelfth (San Francisco) Federal Reserve District reported moderate growth.
According to the Beige Book published by the Federal Reserve Board in December 2015, on balance, the economy in the Cleveland District expanded at a modest pace. Factory output was stable. The housing market improved, with higher unit sales and higher prices. Nonresidential building contractors reported continued strong activity. Retailers, restaurateurs, and new-car dealerships saw higher revenues on a year-over-year basis. The demand for business and consumer credit moved slowly higher. Exploration in the Marcellus and Utica Shales declined; investment in midstream and downstream projects expanded. Freight volume trended lower. Reports indicated a tightening in labor markets. Net gains in employment were seen in construction and banking. Staffing firms reported a pickup in the number of job openings, although many are temporary positions. Job placements were stable. Wage pressure is widespread, especially in higher-skilled jobs. Overall, input and finished-goods prices were steady.

According to the Beige Book published by the Federal Reserve Board in December 2015, growth in economic activity in the Chicago District continued at a modest pace. Gains in construction and real estate were moderate, while growth in consumer and business spending remained modest. In contrast, there was little change in the level of manufacturing production. Credit conditions were about the same as the last reporting period. Raw material and most retail prices changed little. Wage pressures remained limited. District corn and soybean harvests exceeded expectations, and most agricultural commodity prices fell. Growth in consumer spending continued at a modest pace as well. Overall, non-auto retail sales continued to increase at a modest pace. Traditional retailers reported mixed views and greater uncertainty surrounding holiday sales this year relative to last year, while internet retailers expected sales to increase at a faster rate. New and used light vehicle sales remained strong, and leasing activity increased noticeably. Growth in business spending slowed to a more modest pace. Most retailers and manufacturers indicated that their inventories were at comfortable levels. Current capital spending slowed and now appears in line with the modest plans for capital outlays that have been reported for a while. Current expenditures were primarily focused on replacing industrial and IT equipment, though spending on structures picked up. Auto suppliers continued to report plans to expand capacity, with attendant hiring and capital spending to follow suit. Overall, though, the pace of hiring slowed notably, particularly for non-auto-related manufacturers, and hiring plans remained modest.

According to the Beige Book published by the Federal Reserve Board in December 2015, economic activity in the San Francisco District (covering the Bank's Las Vegas market) grew at a moderate pace during the fourth quarter of 2015. Overall price inflation ticked up, and upward wage pressures increased further. Retail sales grew moderately, while demand for business and consumer services expanded. Manufacturing output was largely unchanged. Agricultural activity edged up modestly. Conditions in residential and commercial real estate markets continued to strengthen. Activity in the financial services sector expanded at a modest pace. Food and beverage sales slowed a bit from the summer months but remained solid. Sales of online games remained brisk, and contacts expect strong movie releases over the holiday season to propel additional growth.

The economy in the state of Michigan noted slow improvements during the fourth quarter of 2015. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, remained at 5.1% as of December 31, 2015, down from 6.4% as of December 31, 2014 and 8.0% as of December 31, 2013. Other improvements included a 6.0% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014.
As of December 31, 2015, $1.7 billion, or 34.4% of our total loans, are to businesses and consumers in the Detroit-Warren-Dearborn metropolitan statistical area ("MSA"), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren-Dearborn MSA, as indicated by the U.S. Bureau of Labor Statistics, was at 6.4% as of December 31, 2015, from 7.6% as of December 31, 2014, and 10.1% at December 31, 2013. The Detroit MSA showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 5.9% for the rolling twelve months ending November 30, 2015 from 2.7% for the 12 months ending November 30, 2014. As of December 31, 2015, approximately $60.8 million, or less than two percent, of our loan portfolio were loans to borrowers located in the city of Detroit.
The Ohio economy also showed signs of slowing recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics, was down at 4.7% as of December 31, 2015, compared to 5.1% as of December 31, 2014 and 6.7% as of December 31, 2013. The Cleveland MSA showed higher unemployment of 3.9% as of December 31, 2015, down from 5.2% as of December 31, 2014. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 3.4% during the 12 months ending June 30, 2015 when compared to the 12 months ending December 31, 2014. New business bankruptcies were unchanged. The Case-

Shiller index for the Cleveland market indicates housing prices increases have cooled and were up 2.2% for the twelve month period ending November 30, 2015, versus 0.6% increase for the 12 months ending November 30, 2014.
The Illinois economy also showed signs of a slowing recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics, was down at 5.9% as of December 31, 2015, compared to 6.2% as of December 31, 2014 and 8.3% as of December 31, 2013. Unemployment in the Chicago MSA was unchanged at 5.7% as of December 31, 2015, compared to 5.7% as of December 31, 2014 and from 8.1% as of December 31, 2013. Bankruptcies in the Northern Illinois region, as indicated by the U.S. Court Statistics, were down 4.0% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. However, business filings were up 6.8% for the same period. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 2.0% for the twelve-month period ending November 30, 2015, compared to 1.6% increase for the 12 months ending November 30, 2014.
The Indiana economy continued to recover. According to U.S. Bureau of Labor Statistics, the unemployment rate was down at 4.4% as of December 31, 2015, compared to 5.9% as of December 31, 2014 and from 6.3% as of December 31, 2013. This is the lowest unemployment rate in Indiana in the past 10 years. Unemployment in the Elkhart MSA was also down at 3.6% as of December 31, 2015 versus 4.9% as of December 31, 2014, and 6.1% as of December 31, 2013. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending June 30, 2015 was down 2.9% compared to the 12 months ending December 31, 2014, as indicated by U.S. Court Statistics. Indiana real estate values have improved according to statistics from Zillow with prices increasing 3.3% for the twelve months ending November 30, 2015.
The Nevada economy also showed signs of gradual recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics, was down at 6.4% as of December 31, 2015 compared to 7.0% as of December 31, 2014 and down from 8.6% as of December 31, 2013. This is Nevada’s lowest rate since May 2008. Unemployment in the Las Vegas MSA was also down at 6.2% as of December 31, 2015 versus 7.0% as of December 31, 2014, and 8.6% as of December 31, 2013. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 9.2% for the 12 months ending June 30, 2015 compared to the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas market were up 5.2% for the 12 months ending November 30, 2015 versus an increase of 7.5% for the 12 months ending November 30, 2014.
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
Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan. At the date of acquisition, the majority of loans acquired in the CF Bancorp, First Banking Center, People State Bank and Community Central Bank acquisitions, as well as approximately 30% of the loans acquired in our acquisition of First Place Bank, 40% of the loans acquired in our acquisition of Talmer West Bank and 25% of the loans acquired in our acquisition of First of Huron Corp. were accounted for under ASC 310-30 as purchased credit impaired loans. We account for all purchased credit impaired loans on a loan by loan basis. We recognize the expected shortfall of expected future cash flows on these loans, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as accretable yield. The accretable yield includes both the expected coupon of the loan and the discount accretion. We recognize accretable discount as interest income over the expected remaining life of the purchased credit impaired loan using a method that approximates the level yield method.
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
Any decline in expected cash flows identified during the quarterly re-estimation process results in impairment which is measured based on the present value of the new expected cash flows, discounted using the pre-impairment accounting yield of the loan, compared to the recorded investment in the loan. An impairment that is due to a decline in expected cash flows is known as credit impairment, while an impairment that is due to a change in the expected timing of such cash flows is known as timing impairment. If any portion of the impairment is due to credit impairment, we record all of the impairment as provision for loan losses during the period. However, if the impairment is only related to a change in the expected timing of the cash flows, the impairment is recognized prospectively as a decrease in yield on the loan. Before the early termination of our FDIC loss share agreements in the fourth quarter of 2015, declines in cash flow expectations on covered loans due to credit impairment also resulted in an increase to the FDIC indemnification asset which was recorded as noninterest income in "FDIC loss share income" in our consolidated statements of income in the period. Any improvements in expected cash flows and the effect of changes in expected timing in the receipt of the expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the accretable yield on the loan. Before the early termination of our FDIC loss share agreements, improvements in cash flows on loans covered by a loss share agreement resulted in a decline in the expected indemnification cash flows which was reflected as a downward yield adjustment on the FDIC indemnification asset.
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
Acquired loans that are paid in full or are otherwise settled results in accelerated recognition of any remaining loan discount through "Accelerated discount on acquired loans" in our consolidated statements of income in the period. Before the early termination of our FDIC loss share agreements, if such loans were covered loans, any remaining FDIC indemnification asset no longer expected to be received was also written off through "Accelerated discount on acquired loans" in our consolidated statements of income in the corresponding period.
Before the early termination of our loss share agreements, the loss share agreements and the purchase accounting impact from our acquisitions created volatility in our cash flows and operating results. Even though our loss share agreements have been terminated, the effects of purchase accounting primarily on purchased credit impaired loans, on our cash flows and operating results can continue to create volatility as we work with borrowers to determine appropriate repayment terms or alternate resolutions. These effects will depend primarily on the ability of borrowers to make required payments over an extended period of time. At acquisition, management believes sufficient inherent discounts representing the expected losses compared to their acquired contractual payment amounts, were established. As a result, our operating results would only be adversely affected by losses to the extent that those losses exceed the expected losses reflected in the fair value at the acquisition date.
Critical Accounting Policies
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, the most significant of which are described in Note 1, "Summary of Significant Accounting Policies," to our audited consolidated financial statements. These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to the allowance for loan losses, fair valuation methodologies, purchased loans and income taxes. These policies were reviewed with the Audit Committee of the Board of Directors and are discussed more fully below.
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
Purchased loans
We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30 and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows, discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, we first reverse any previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. While the determination of specific cash flows involves estimates, each estimate is unique to the individual loan, and none is individually significant. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank or Talmer West Bank, as applicable, or Talmer Bank, following each respective bank's merger with Talmer Bank, for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.
Originated loans
For loans we originate, the allowance consists of specific allowances, based on individual evaluation of certain loans, and allowances for homogeneous pools of loans with similar risk characteristics.
Our specific allowance relates to impaired loans that we individually evaluate for impairment. Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For individually evaluated impaired loans, a specific allowance is established when the discounted expected cash flows or the fair value of the underlying collateral, if repayment is collateral dependent, of the impaired loan is lower than the carrying value of the loan. The valuations are reviewed and updated on a quarterly basis. While the determination of a specific allowance may involve estimates, each estimate is unique to the individual loan, and none is individually significant.
Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by peer group banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial and real estate construction, and further segregated by region, including Michigan, Ohio, Illinois and Nevada, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.
The principal assumption used in deriving the allowance for loan losses is the estimate of probable, incurred credit loss for loans in each risk rating. Since a loss ratio is applied to a large portfolio of loans, any variation between actual and assumed results could be significant. To illustrate, if recent loss experience dictated that the estimated loss ratios would be changed by five percent (of the estimate) across all risk ratings, the allowance for loan losses as of December 31, 2015 would change by approximately $582 thousand.
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
Deferred tax assets and liabilities are established for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences, deductions and tax credits that can be carried forward and utilized in future years. We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.
We are subject to audit by taxing authorities that could question and/or challenge the tax positions taken by us. Note 16, "Income Taxes," to our audited consolidated financial statements includes additional information about income taxes.
Financial Results
We had net income for the year ended December 31, 2015 of $60.1 million, or $0.81 per average diluted share, compared to $90.9 million, or $1.21 per average diluted share, for the year ended December 31, 2014. The $30.7 million decrease in net income for the year ended December 31, 2015, compared to the same period in 2014, included the impact of the $20.4 million charge taken in the fourth quarter of 2015 related to the early termination of our FDIC loss share agreements and the FDIC warrant, the $42.0 million first quarter of 2014 bargain purchase gain recognized on the acquisition of Talmer West Bank and the $14.4 million net gain on sale of branches recognized in 2014. Excluding these significant items, income before income taxes was $104.4 million for the year ended December 31, 2015, an increase of $62.2 million compared to the year ended December 31, 2014. The increase, excluding the previously discussed significant items was primarily due to increases in accelerated discount on acquired loans of $14.5 million, net gain on sales of loans of $11.8 million and net interest income of $10.4 million and a decrease in credit-related expenses of $13.5 million. Accelerated discount on acquired loans results from cash payments received outside of expectations. The increase in net gain on sales of loans was primarily due to an increase in levels of residential mortgage loans originated for sale. The increase in net interest income was primarily due to the $693.4 million increase in average loans. The decrease in credit-related expenses was primarily due to the benefit for loan losses for the year ended December 31, 2015 which reflects the relief of allowance for loan losses due to payments received on loans previously charged-off and/or carrying an allowance for loan loss.
We had net income for the year ended December 31, 2014 of $90.9 million, or $1.21 per average diluted share, compared to $98.6 million, or $1.41 per average diluted share, for the year ended December 31, 2013. The results for the year ended December 31, 2014 reflect the increased revenues and expenses related to our acquisition of Talmer West Bank which are discussed below, including a $42.0 million bargain purchase gain. The results for the year ended December 31, 2013 included a $71.7 million bargain purchase gain as a result of our acquisition of First Place Bank on January 1, 2013. Excluding the operating results of Talmer West Bank, which included $1.6 million recognized on the sale of its Albuquerque, New Mexico branch office, and the bargain purchase gains related to our acquisitions of Talmer West Bank and First Place Bank recognized in 2014 and 2013, respectively, net income for the year ended December 31, 2014 increased $17.3 million, compared to the prior year. This increase primarily reflected a decrease in noninterest expense of $73.1 million and a $12.8 million gain recognized on the sale of our Wisconsin branches, partially offset by decreases in mortgage banking and other loan fees of $29.7 million and a decrease in net gain on sales of loans of $23.5 million. The decline in noninterest expenses was primarily due to overall operating efficiencies we created through the merger of First Place Bank with and into Talmer Bank, including a reduction in employee headcount as we eliminated duplicative positions and streamlined operations. The decline in mortgage banking and other loans fees primarily reflected the change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations which impact assumed prepayment speeds, which was a detriment to earnings of $10.2 million for the year ended December 31, 2014, compared to a benefit to earnings of $14.2 million for the same period in 2013. Additionally, lower levels of mortgage origination volume and mortgage banking revenue are due to both fluctuations in mortgage interest rates and the closure of our wholesale mortgage lending division in the fourth quarter of 2013, which adversely impacted mortgage banking and other loan fees for the year ended December 31, 2014. The decrease in net gain on sales of loans for the year ended December 31, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale.
Net Interest Income
Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The "Analysis of Net Interest Income-Fully Taxable Equivalent" tables within this financial review provide an analysis of net interest income for the years ended December 31, 2015, 2014 and 2013. The "Rate/Volume Analysis" tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent ("FTE") basis for the years ended December 31, 2015, 2014 and 2013.
We had net interest income of $214.7 million for the year ended December 31, 2015, an increase of $10.4 million, from $204.3 million for the year ended December 31, 2014. The increase in net interest income in 2015, compared to the same period in 2014, resulted primarily from an increase in interest and fees on loans of $10.1 million and a decrease in negative accretion on the FDIC indemnification asset of $4.3 million, partially offset by a $7.5 million increase in interest expense. The increases in interest and fees on loans and interest expense were significantly due to increases in average loans of $693.4 million and average interest-bearing deposits of $467.5 million, respectively. The decrease in negative accretion on the FDIC indemnification asset was due in large part to the early termination of our FDIC loss share agreements resulting in no negative accretion during the fourth quarter of 2015. Our net interest margin (FTE) for the year ended December 31, 2015 decreased 31 basis points to 3.73%, from 4.04% for the comparable period in 2014. The decrease in net interest margin was due to a combination of several factors, the largest being the run-off of higher yielding acquired loans and an increase in interest bearing deposit costs. These declines were partially offset by a reduction in the negative yield on the FDIC indemnification asset as the size of the indemnification asset decreased substantially in the first three quarters of 2015 and was eliminated in the fourth quarter of 2015.
We had net interest income of $204.3 million for the year ended December 31, 2014, an increase of $36.3 million, from $168.0 million for the year ended December 31, 2013. The increase in net interest income in 2014, compared to the same period in 2013, resulted primarily from the addition of $38.2 million of net interest income related to our acquisition of Talmer West Bank and its inclusion into our operations beginning January 1, 2014. Our net interest margin (FTE) for the year ended December 31, 2014 increased 14 basis points to 4.04% from 3.90% for the comparable period in 2013. The increase in net interest margin was primarily due to the benefit of a shift in our loan composition from residential real estate loans, which increased as a result of our acquisition of First Place Bank in 2013, to a larger percentage of commercial real estate and commercial and industrial loans, which, on average, have a higher yield than residential real estate loans, and, as discussed below, a decrease in the impact of the negative yield on the FDIC indemnification asset, as the size of the indemnification asset has decreased substantially. These benefits were partially offset by the run-off of higher yielding purchased credit impaired loans.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the years ended December 31, 2015 and 2014, the yield on total loans was 5.13% and 5.77%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.34% and 4.69%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The decline in our total loan yield excluding the excess accretable yield was driven by the run-off of higher yielding acquired loans being replaced with new loans with lower, current market-competitive rates.
For the years ended December 31, 2014 and 2013, the yield on total loans was 5.77% and 6.30% respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.69% and 4.78%, respectively.
Prior to our early termination of the FDIC loss share agreements, our net interest margin was also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations continuously resulted in improvements in overall expected cash flows on covered loans, our expected payments from the FDIC under our loss share agreements declined, resulting in a negative yield on the FDIC indemnification asset, which partially offsets the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset incurred through the third quarter of 2015 was 61.58%, compared to 25.16% for the year ended December 31, 2014. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 24 basis points for the year ended December 31, 2015, compared to 30 basis points for the year ended December 31, 2014.
The negative yield on the FDIC indemnification asset incurred for the year ended December 31, 2014 was 25.16%, compared to 15.43% for the year ended December 31, 2013. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by 30 basis points for the year ended December 31, 2014, compared to 43 basis points for the year ended December 31, 2013.
The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income—Fully Taxable Equivalent

	For the years ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)	Average Balance	Interest(1)	Average Rate(2)
Earning assets:
Interest-earning balances	$162,391	$387	0.24%	$265,155	$640	0.24%	$307,256	$776	0.25%
Federal funds sold and other short-term investments	155,353	1,159	0.75	73,453	527	0.72	111,239	930	0.84
Investment securities (3):
Taxable	550,701	10,663	1.94	505,754	8,509	1.68	451,517	6,097	1.35
Tax-exempt	259,414	7,079	3.61	197,786	6,232	4.22	179,382	4,230	3.18
Federal Home Loan Bank stock	23,089	1,029	4.46	17,841	867	4.86	16,162	872	5.40
Gross loans (4)	4,618,639	236,735	5.13	3,925,198	226,674	5.77	3,091,467	194,857	6.30
FDIC indemnification asset	35,993	(22,164)	(61.58)	105,034	(26,426)	(25.16)	181,768	(28,040)	(15.43)
Total earning assets	5,805,580	234,888	4.09%	5,090,221	217,023	4.31%	4,338,791	179,722	4.18%
Non-earning assets:
Cash and due from banks	89,657			97,935			107,249
Allowance for loan losses	(53,067)			(56,094)			(59,123)
Premises and equipment	46,163			55,125			56,885
Core deposit intangible	13,898			15,055			14,524
Goodwill	3,167			—			—
Other real estate owned and repossessed assets	42,199			53,513			37,642
Loan servicing rights	57,702			75,863			61,848
FDIC receivable	11,684			7,592			12,520
Company-owned life insurance	104,284			81,245			38,843
Other non-earning assets	237,047			225,793			116,606
Total assets	$6,358,314			$5,646,248			$4,725,785
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$815,528	$1,468	0.18%	$689,225	$824	0.12%	$564,447	$673	0.12%
Money market and savings deposits	1,281,622	2,385	0.19	1,289,388	1,930	0.15	1,231,066	1,889	0.15
Time deposits	1,444,631	9,431	0.65	1,247,907	6,080	0.49	1,079,779	5,864	0.54
Other brokered funds	420,354	2,254	0.54	268,080	879	0.33	76,134	142	0.19
Short-term borrowings	121,408	967	0.80	153,951	420	0.27	49,493	105	0.21
Long-term debt	440,660	3,717	0.84	257,487	2,627	1.02	260,514	3,052	1.17
Total interest-bearing liabilities	4,524,203	20,222	0.45%	3,906,038	12,760	0.33%	3,261,433	11,725	0.36%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	1,005,905			943,321			765,853
FDIC clawback liability	20,939			25,823			23,364
Other liabilities	59,843			39,300			71,478
Shareholders' equity	747,424			731,766			603,657
Total liabilities and shareholders' equity	$6,358,314			$5,646,248			$4,725,785
Net interest income		$214,666			$204,263			$167,997
Interest spread			3.64%			3.98%			3.82%
Net interest margin as a percentage of interest earning assets			3.70%			4.01%			3.87%
Tax equivalent effect			0.03%			0.03%			0.03%
Net interest margin on a fully tax equivalent basis			3.73%			4.04%			3.90%
_______________________________________________________________________________

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.

(2)
Average rates include a taxable equivalent adjustment to interest income of $2.3 million, $2.1 million and $1.5 million on tax-exempt securities for the years ended December 31, 2015, 2014 and 2013, respectively, using the statutory tax rate of 35%.

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

	For the years ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(8)	$(245)	$(253)
Federal funds sold and other short-term investments	22	610	632
Investment securities:
Taxable	1,356	798	2,154
Tax-exempt	(913)	1,760	847
FHLB stock	(77)	239	162
Gross loans	(27,233)	37,294	10,061
FDIC indemnification asset	(20,961)	25,223	4,262
Total interest income	(47,814)	65,679	17,865
Interest-bearing liabilities
Interest-bearing demand deposits	473	171	644
Money market and savings deposits	467	(12)	455
Time deposits	2,289	1,062	3,351
Other brokered funds	726	649	1,375
Short-term borrowings	653	(106)	547
Long-term debt	(518)	1,608	1,090
Total interest expense	4,090	3,372	7,462
Change in net interest income	$(51,904)	$62,307	$10,403

	For the years ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$(33)	$(103)	$(136)
Federal funds sold and other short-term investments	(119)	(284)	(403)
Investment securities:
Taxable	1,621	791	2,412
Tax-exempt	1,534	468	2,002
FHLB stock	(91)	86	(5)
Gross loans	(17,374)	49,191	31,817
FDIC indemnification asset	(13,217)	14,831	1,614
Total interest income	(27,679)	64,980	37,301
Interest-bearing liabilities
Interest-bearing demand deposits	2	149	151
Money market and savings deposits	(47)	88	41
Time deposits	(641)	857	216
Other brokered funds	170	567	737
Short-term borrowings	38	277	315
Long-term debt	(390)	(35)	(425)
Total interest expense	(868)	1,903	1,035
Change in net interest income	$(26,811)	$63,077	$36,266
Provision (Benefit) for Loan Losses
We established an allowance for loan losses on loans through a provision for loan losses charged as an expense in our consolidated statements of income. Management reviews our loan portfolio, consisting of originated loans and purchased loans, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.
We did not record an allowance for loan losses at acquisition for purchased loans as these loans were recorded at fair value, based on a discounted cash flow methodology, at the date of each respective acquisition. We re-estimate expected cash flows on a quarterly basis for all loans purchased with credit impairment. We record a provision for loan losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.
The provision for credit losses on off balance sheet items, a component of "other expense" in our consolidated statements of income, reflects management's assessment of the adequacy of the allowance for credit losses on lending-related commitments.
Due to the early termination of the FDIC loss share agreements in the fourth quarter of 2015, all loans previously covered by loss share agreements, or covered loans, and the related allowance for loan losses on covered loans, were reclassified to uncovered effective October 1, 2015. Because all covered loans were reclassified to uncovered in the fourth quarter of 2015, there was no provision (benefit) for loan loss activity on covered loans during the fourth quarter of 2015.
For a further discussion of the allowance for loan losses, refer to the sections entitled "Critical Accounting Policies" and the "Allowance for Loan Losses" of this financial review.
The net benefit for loan losses was $9.2 million for the year ended December 31, 2015, compared to a net provision for loan losses of $4.3 million for the year ended December 31, 2014. The net benefit for loan losses of $9.2 million for the year ended December 31, 2015 included a benefit for loan losses on covered loans of $12.8 million, for the first nine months of 2015, and a full year provision for loan losses on uncovered loans of $3.6 million. The provision for loan losses of $4.3 million for the year ended December 31, 2014 included a provision for loan losses on uncovered loans of $23.1 million and a benefit for loan losses on covered loans of $18.8 million. The allowance for loan losses on total loans was $54.0 million, or 1.12% of loans, at December 31, 2015, compared to $55.2 million, or 1.30% of loans, at December 31, 2014. The net benefit for loan losses on all loans for the year ended December 31, 2015 primarily reflects the relief of allowance for loan losses due to payments received on loans previously charged-off and/or carrying an allowance for loan losses, partially offset by impairment recorded as a result of our re-estimation of cash flows for purchased credit impaired loans and additional provisions for organic loan growth outside of our acquisition of First of Huron Corp. We recorded impairment related to re-estimations of cash flows for purchased credit impaired loans of $9.4 million for the year ended December 31, 2015, and $15.6 million for the year ended December 31, 2014. The re-estimations also resulted in improvements in gross cash flow expectations on purchased credit impaired loans of $77.9 million for the year ended December 31, 2015, and $99.3 million for the year ended December 31, 2014, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related purchased credit impaired loan. The decline in allowance for loan losses as a percentage of loans year over year was due primarily to the addition of loans we acquired in our acquisition of First of Huron, Corp. which were recorded at their estimated fair value and, therefore, did not include a separate allowance for loan losses at acquisition.
The provision for loan losses was $4.3 million for year ended December 31, 2014, compared to $5.1 million for the year ended December 31, 2013. The provision for loan losses of $4.3 million for the year ended December 31, 2014 included a provision for loan losses on uncovered loans of $23.1 million and a benefit for loan losses on covered loans of $18.8 million. The provision for loan losses of $5.1 million for the year ended December 31, 2013 included a provision for loan losses on uncovered loans of $15.5 million and a benefit for loan losses on covered loans of $10.4 million. Our allowance for total loan losses was $55.2 million, or 1.30% of loans, at December 31, 2014, compared to $58.1 million, or 1.93% of loans, at December 31, 2013. The provision for loan losses for the year ended December 31, 2014 reflects impairment recorded as a result of our re-estimation of cash flows for purchased credit impaired loans, additional provisions for organic loan growth and an increase in provision for impaired loans individually evaluated, partially offset by the relief of allowance for loan losses due to payments received on loans previously carrying an allowance for loss and the impact of improvements in historical loss factors. The decline in allowance for loan losses as a percentage of loans year over year was due primarily to the addition of loans we acquired in our acquisition of Talmer West Bank, which were recorded at their estimated fair value and, therefore, did not include a separate allowance for loan losses at acquisition.
Before we terminated our loss share agreements in the fourth quarter of 2015, a substantial portion of the provision or benefit for loan loss on covered loans was offset by FDIC loss share income. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is provided in the "Analysis of the Allowance for Loan Losses—Uncovered" and the "Analysis of the Allowance for Loan Losses—Covered" tables in this financial review.
The following table details the components of the provision for loan losses on covered loans and the impact to net income for the periods presented. As noted above, as a result of the termination of our loss share agreements, all of our covered loans were reclassified to uncovered effective October 1, 2015, and, therefore, we had no covered loans in the fourth quarter of 2015.

	For the nine months ended September 30, 2015	For the years ended December 31,
(Dollars in thousands)		2014	2013
Benefit for loan losses—covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$2,962	$1,491	$11,179
Additional benefit recorded, net of charge-offs, for covered loans	(15,729)	(20,246)	(21,601)
Total benefit for loan losses—covered	$(12,767)	$(18,755)	$(10,422)
Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	1,002	4,015	5,598
Expense recorded, to offset provision (benefit), for covered loans	(10,125)	(11,729)	(17,281)
Total loss share expense due to provision for loan losses—covered	(9,123)	(7,714)	(11,683)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	1,960	(2,524)	5,581
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(5,604)	(8,517)	(4,320)
Net (increase) decrease to income before taxes	$(3,644)	$(11,041)	$1,261
_______________________________________________________________________________

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $20.4 million, $41.5 million and $49.1 million for the periods presented in 2015, 2014 and 2013, respectively.

Noninterest Income
The following table presents noninterest income for the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
(Dollars in thousands)	2015	2014	2013
Noninterest income
Deposit fee income	$9,888	$12,225	$15,886
Mortgage banking and other loan fees
Changes in loan servicing rights fair value due to valuation inputs or assumptions (1)	(3,323)	(10,237)	14,218
Other	8,892	11,400	16,635
Total mortgage banking and other loan fees	5,569	1,163	30,853
Net gain on sales of loans	29,585	17,747	41,212
Accelerated discount on acquired loans	32,689	18,197	17,154
Net gain (loss) on sales of securities	99	(2,066)	392
Company-owned life insurance	3,115	2,691	1,328
FDIC loss share income	(9,692)	(6,211)	(10,226)
Net gain on sale of branches	—	14,410	—
Bargain purchase gain	—	41,977	71,702
Other income	15,192	17,366	12,837
Total noninterest income	$86,445	$117,499	$181,138

(1) Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.
Noninterest income decreased $31.1 million to $86.4 million for the year ended December 31, 2015, from $117.5 million for the year ended December 31, 2014. The decrease in noninterest income for the year ended December 31, 2015, compared to the same period in 2014, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in 2014 and $14.4 million of net gain on sale of branches recognized in the third quarter of 2014. Excluding the bargain purchase gain and the net gain on sales of branches recognized during the year ended December 31, 2014, noninterest income increased $25.3 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to increases in accelerated discount on acquired loans of $14.5 million and net gain on sales of loans of $11.8 million. Accelerated discount on acquired loans results from cash payments received outside of expected timing. The increase in net gain on sales of loans was driven by an increase in the volume of loans originated and sold during the year ended December 31, 2015.
Noninterest income decreased $63.6 million to $117.5 million for the year ended December 31, 2014, from $181.1 million for the year ended December 31, 2013. The decrease in noninterest income for the year ended December 31, 2014, compared to 2013, was primarily due to the recognition of $42.0 million of bargain purchase gain related to our acquisition of Talmer West Bank in 2014, compared to $71.7 million of bargain purchase gain related to our acquisition of First Place Bank in 2013. In addition, the year ended December 31, 2014, compared to the same period in 2013, included decreases in mortgage banking and other loan fees of $29.7 million and net gain on sales of loans of $23.5 million, partially offset by $14.4 million of net gain on sale of branches recognized in the year ended December 31, 2014 related to the sale of Talmer Bank's Wisconsin branches and Talmer West Bank's New Mexico branch. The decline in mortgage banking and other loan fees was the result of several factors including a change in the fair value of loan servicing rights due to adjustments to fair value assumptions driven by interest rate fluctuations that impacted assumed prepayment speeds, which was a detriment to earnings of $10.2 million for the year ended December 31, 2014, compared to a benefit of $14.2 million for the same period in 2013. Lower levels of both mortgage origination volume and mortgage banking revenue due to both fluctuations in mortgage interest rates and the closure of our wholesale mortgage lending division in the fourth quarter of 2013 also negatively impacted our mortgage banking and other loan fees. The decrease in net gain on sales of loans during the year ended December 31, 2014, compared to the same period in 2013, was primarily due to reduced levels of residential mortgage loans originated for sale.

Noninterest Expense
The following table presents noninterest expenses for the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
(Dollars in thousands)	2015	2014	2013
Noninterest expense
Salary and employee benefits	$113,097	$121,744	$146,609
Occupancy and equipment expense	28,546	31,806	26,755
Data processing fees	6,618	6,399	7,591
Professional service fees	12,786	12,952	16,640
Bank acquisition and due diligence fees	2,272	3,765	8,693
Marketing expense	5,550	4,923	3,484
Other employee expense	3,425	2,674	3,096
Insurance expense	5,933	5,697	9,974
FDIC loss share expense	1,374	2,158	2,007
Net loss on early termination of FDIC loss share agreements and warrant	20,364	—	—
Other expense	26,354	26,762	25,965
Total noninterest expense	$226,319	$218,880	$250,814
Noninterest expense increased $7.4 million to $226.3 million for the year ended December 31, 2015, from $218.9 million for the year ended December 31, 2014. The year ended December 31, 2015 included a $20.4 million charge recognized as a result of the early termination of our FDIC loss share agreements and the FDIC warrant. Excluding the net loss recognized on the early termination of our FDIC loss share agreements and the FDIC warrant, noninterest expense decreased $12.9 million for the year ended December 31, 2015, compared to the prior year, primarily due to decreases of $8.6 million in salary and employee benefits and $3.3 million in occupancy and equipment expense. The decline in salaries and employee benefits was primarily due to a reduction in transaction and integration expenses and the result of merging Talmer West Bank into Talmer Bank and Trust in 2015. Salary and employee benefits during the year ended December 31, 2014 included $5.8 million of transaction and integration related expenses, including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering. The decline in occupancy and equipment expense was primarily due to our targeted analysis of property efficiency completed in the second quarter of 2015 that resulted in property sales and exits of certain leases. Our efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income and was 75.2% for the year ended December 31, 2015, compared to 68.0% for the year ended December 31, 2014. Our core operating efficiency ratio, a non-GAAP measurement, improved to 63.6% for the year ended December 31, 2015, compared to 72.8% for the year ended December 31, 2014. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income, gain on sales of branches, the net loss on our early termination of our FDIC loss share agreements and warrant and the net expense recognized related to our targeted review of property efficiency which included a review of certain lease contracts resulting in lease buyouts, final sales of unused properties and impairments recognized on owned properties under review for potential upcoming sales. Please see the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for a discussion of the limitations of our core operating efficiency and a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure.
Noninterest expense decreased $31.9 million to $218.9 million for the year ended December 31, 2014, from $250.8 million for the year ended December 31, 2013. Total noninterest expense for the year ended December 31, 2014 reflects the inclusion of Talmer West Bank into our operations beginning January 1, 2014, which added approximately $41.2 million of operating costs. The decrease in noninterest expense for the year ended December 31, 2014, compared to 2013, was primarily due to decreases of $24.9 million in salary and employee benefits, $4.9 million in bank acquisition and due diligence fees, $4.3 million in insurance expense and $3.7 million in professional service fees, partially offset by an increase of $5.1 million in occupancy and equipment expense. Salary and employee benefits during the year ended December 31, 2014 included $5.8 million of transaction and integration related expenses, including severance expense and bonus payments related to our successful acquisition of Talmer West Bank, the merger of First Place Bank with and into Talmer Bank and the completion of our initial public offering, while the year ended December 31, 2013, included $11.6 million of transaction and integration related expenses, including First Place Bank acquisition related bonuses, stock options issued and the accrual of anticipated severance payments for planned reductions in the work force. The remaining decline in salary and employee benefits for the year ended December 31, 2014, compared to the same period in 2013, relates significantly to a reduction in employee headcount as we eliminated duplicative positions and streamlined operations with the merger of First Place Bank into Talmer Bank.
Income Taxes and Tax-Related Items
During the year ended December 31, 2015, we recognized income tax expense of $23.9 million on $84.0 million of pre-tax income resulting in an effective tax rate of 28.4%, compared to the year ended December 31, 2014, in which we recognized income tax expense of $7.7 million on $98.6 million of pre-tax income resulting in an effective tax rate of 7.8% and the year ended December 31, 2013, in which we recognized an income tax benefit of $5.3 million on $93.2 million of pre-tax income, resulting in an effective tax rate of negative 5.7% . Our effective tax rate for the year ended December 31, 2015 was impacted by the finalization of the 2014 consolidated income tax return for Capital Bancorp, Ltd (Talmer West Bank's former parent holding company), which resulted in a larger amount of pre-ownership change loss carryforwards allocated to Talmer West Bank than we originally estimated. The low effective tax rates for the years ended December 31, 2014 and 2013, was primarily from the $42.0 million bargain purchase gain resulting from our acquisition of Talmer West Bank on January 1, 2014 and the $71.7 million bargain purchase gain resulting from our acquisition of First Place Bank on January 1, 2013 being non-taxable given the tax structure of the acquisitions.
In January 2016, a settlement was finalized with the Internal Revenue Service regarding First Place Financial Corp.'s utilization of bad debt expense incurred before our acquisition of First Place Bank involving several tax years. Talmer Bank, as successor to First Place Bank, was granted court approval to act as substitute agent for First Place Financial Corp. for the purpose of executing these amendments, which ultimately impacted the tax filings of Talmer Bank. The benefit expected as a result of the amended filings is approximately $4.2 million that will be recorded in the first quarter of 2016 as an offset to our quarterly income tax expense.
Further information on income taxes is presented in Note 16, "Income Taxes," of our audited consolidated financial statements.
Financial Condition
Balance Sheet
Total assets were $6.6 billion at December 31, 2015, an increase of $723.6 million compared to December 31, 2014. Of the $723.6 million increase, $218.4 million was related to the acquisition date fair value of assets acquired in our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank, in February 2015, net of $13.4 million of cash paid as consideration in the transaction. The acquisition resulted in goodwill of $3.5 million that was recognized at the acquisition date and added $162.3 million of loans acquired at fair value. The increase in total assets of $505.2 million, setting aside the fair value of assets acquired in our acquisition of First of Huron Corp., was primarily due to increases in net total loans of $396.5 million, cash and cash equivalents of $132.8 million and securities available-for-sale of $115.9 million. These increases were partially offset by decreases in the FDIC indemnification asset of $67.0 million, loans held for sale of $35.2 million and other real estate owned and repossessed assets of $21.7 million. The increase in loans, setting aside the loans acquired at fair value during the period, primarily reflecting strong loan growth in our commercial and industrial and real estate construction loan portfolios, partially offset by a decline in our residential real estate loan portfolio. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs. The elimination of the FDIC indemnification asset resulted from the early termination of our loss share agreements with the FDIC in the fourth quarter of 2015. The decrease in loans held for sale is primarily the result of loan originations being outpaced by loan sales. The decrease in other real estate owned and repossessed assets was primarily due to sales of other real estate owned outpacing the additions due to foreclosures.
Total assets were $5.9 billion at December 31, 2014, an increase of $1.3 billion compared to December 31, 2013. Of the $1.3 billion increase, $905.6 million was related to the acquisition date fair value of assets acquired in our acquisition of Talmer West Bank, net of the cash paid as consideration in the transaction. The increase in total assets of $418.6 million, setting aside the fair value of assets acquired in our acquisition of Talmer West Bank, was primarily due to an increase in net uncovered loans of $841.0 million, securities available-for-sale of $107.1 million and company-owned life insurance of $58.3 million, partially offset by decreases in cash and cash equivalents of $331.5 million, net covered loans of $164.6 million and the FDIC indemnification asset of $64.8 million. The increase in net uncovered loans reflects $945.3 million of net uncovered loan growth in Talmer Bank's portfolio, partially offset by $104.3 million of net loan run-off in Talmer West Bank's loan portfolio subsequent to acquisition. The increases in securities available-for-sale and company-owned life insurance primarily reflects management's plan to more fully deploy excess liquidity. The decrease in net covered loans reflects the run-off of $183.6 million in covered loans partially offset by a reduction in the allowance for covered loan losses of $19.0 million. The decrease in the FDIC indemnification asset is primarily the result of the negative accretion on the indemnification asset resulting from improvements in expected cash flows on covered loans, the write-off of our FDIC indemnification asset due to pay downs on covered loans and new claims filed with the FDIC for losses incurred on covered loans.

Total liabilities were $5.9 billion at December 31, 2015, compared to $5.1 billion at December 31, 2014. We assumed $218.4 million of liabilities at fair value in our acquisition of First of Huron Corp. and its subsidiary bank, Signature Bank, in February 2015. The $760.0 million increase in liabilities during the year ended December 31, 2015, was primarily due to increases in total deposits of $465.7 million, short-term borrowings of $213.3 million and long-term debt of $110.1 million, partially offset by a decrease in the FDIC clawback liability of $26.9 million. The $465.7 million increase in total deposits includes $201.5 million of deposits acquired at fair value in our acquisition of First of Huron Corp., in addition to growth in time deposits of $373.7 million, interest-bearing demand deposits of $188.9 million, money market and savings deposits of $82.3 million and noninterest-bearing demand deposits of $32.7 million. These increases were partially offset by a decline in other brokered deposit funds of $413.4 million. The strong growth in core deposit balances and the decreases in non-core deposit balances reflects management’s drive to increase core deposits through new programs. The increase in both short-term borrowings and long-term debt is primarily a result of net additions of Federal Home Loan Bank advances. The FDIC clawback liability was eliminated as a result of our early termination of the FDIC loss share agreements during the fourth quarter of 2015.
Total liabilities were $5.1 billion at December 31, 2014, compared to $3.9 billion at December 31, 2013. We assumed $863.6 million in liabilities at fair value in our acquisition of Talmer West Bank in January 2014. The $1.2 billion increase in liabilities during the year ended December 31, 2014 was primarily due to increases in total deposits of $948.0 million, long-term debt of $154.9 million and short-term borrowings of $63.9 million. The $948.0 million increase in total deposits includes $857.8 million of deposits acquired at fair value in our acquisition of Talmer West Bank, in addition to deposit growth of $557.8 million driven largely by an increase in other brokered funds, partially offset by $389.5 million of deposits sold in Talmer Bank's Wisconsin branch sale and Talmer West Bank's New Mexico branch sale and Talmer West Bank deposit run-off of $166.5 million during the year ended December 31, 2014. The decline in deposits due to the sales of the Wisconsin and New Mexico branch offices created a need for additional funding which was replaced largely by additional brokered funds. The increases in long-term debt and short-term borrowings primarily reflect Federal Home Loan Bank advances added during the year ended December 31, 2014, partially offset by the repayment of our $35.0 million line of credit related to our acquisition of Talmer West Bank.
Total shareholders' equity at December 31, 2015 was $725.2 million, a decrease of $36.4 million from $761.6 million at December 31, 2014. The decrease was primarily the result of our repurchase of 5.1 million shares of our Class A common stock for $75.0 million and our repurchase of warrants to purchase 2.5 million shares of our Class A common stock for $19.9 million, partially offset by our net income for the year ended December 31, 2015 of $60.1 million.
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
Loans
Our loan portfolio represents a broad range of borrowers primarily in the Michigan, Ohio, Illinois, Indiana, Wisconsin and Nevada markets, comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans. All loans acquired in our acquisition of CF Bancorp and all loans (except consumer loans) we acquired in our acquisitions of First Banking Center, Peoples State Bank and Community Central Bank were acquired under loss share agreements with the FDIC that called for the FDIC to reimburse us for a portion of our losses incurred on such loans, and, therefore, we historically presented covered loans separately from uncovered loans due to these loss share agreements. Effective July 1, 2015, the non-single family loss share agreement for our CF Bancorp acquisition (our largest failed bank transaction) expired. In addition, we terminated all remaining loss share agreements with the FDIC in the fourth quarter of 2015, resulting in the reclassification of all covered loans to uncovered effective October 1, 2015. As a result of the termination of our loss share agreements, we no longer receive reimbursement from the FDIC for losses on loans formerly covered by such agreements.
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
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of December 31, 2015, we do not have any significant concentrations to any one industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Dearborn metropolitan statistical area ("MSA"), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $1.7 billion, or approximately 34.4% of total loans, at December 31, 2015.
The following tables detail our loan portfolio by loan type and geographic location as of December 31, 2015 and 2014. The table for the year ended December 31, 2014 provides loan type and geographic locations for uncovered and covered loans. We had no covered loans at December 31, 2015. Geographic location is primarily determined by the domicile of the borrower and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Other	Total
December 31, 2015
Total loans
Commercial real estate (1)(2)	$918,245	$315,376	$147,558	$31,234	$43,922	$57,016	$54,746	$1,568,097
Residential real estate (3)(4)	749,072	475,619	49,815	90,919	29,394	10,890	142,090	1,547,799
Commercial and industrial (5)	524,480	205,880	230,619	27,684	26,959	20,471	221,313	1,257,406
Real estate construction	136,380	63,369	16,787	7,077	11,353	2,358	4,279	241,603
Consumer	101,403	4,731	3,605	2,475	1,013	2,790	75,778	191,795
Total loans	$2,429,580	$1,064,975	$448,384	$159,389	$112,641	$93,525	$498,206	$4,806,700
______________________________________________________________________________

(1)
Commercial real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $624.5 million. The Detroit-Warren-Dearborn MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Commercial real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $215.9 million. The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $543.2 million.

(4)	Residential real estate loans to borrowers in the Cleveland MSA totaled $116.0 million.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $350.9 million.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Other	Total
December 31, 2014
Uncovered loans
Commercial real estate (1)(2)	$748,098	$276,292	$89,763	$37,557	$43,670	$90,847	$24,711	$1,310,938
Residential real estate (3)(4)	603,480	535,024	42,059	100,955	12,555	11,921	120,018	1,426,012
Commercial and industrial (5)	388,039	118,089	135,350	24,419	23,452	22,489	157,639	869,477
Real estate construction	63,042	19,279	17,151	16,317	8,897	4,402	2,598	131,686
Consumer	34,941	4,567	4,861	2,332	1,649	3,964	112,210	164,524
Total uncovered loans	1,837,600	953,251	289,184	181,580	90,223	133,623	417,176	3,902,637
Covered loans
Commercial real estate (1)	161,364	—	1,182	74	23,536	—	506	186,662
Residential real estate (3)	82,399	280	1,005	1,461	22,984	97	—	108,226
Commercial and industrial (5)	21,147	80	351	—	10,951	—	119	32,648
Real estate construction	4,689	—	787	—	3,913	—	—	9,389
Consumer	9,494	54	4	10	3	—	—	9,565
Total covered loans	279,093	414	3,329	1,545	61,387	97	625	346,490
Total loans	$2,116,693	$953,665	$292,513	$183,125	$151,610	$133,720	$417,801	$4,249,127
_______________________________________________________________________________

(1)
Commercial real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $501.0 million of uncovered loans and $152.5 million of covered loans. The Detroit-Warren-Dearborn MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Commercial real estate loans to borrowers in the Cleveland MSA totaled $183.9 million of uncovered loans. The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $437.0 million of uncovered loans and $76.0 million of covered loans.

(4)	Residential real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $132.3 million of uncovered loans.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $257.0 million of uncovered loans and $19.2 million of covered loans.
The following table details our loan portfolio by loan type for the periods presented. As noted above, following the termination of our loss share agreements in the fourth quarter of 2015, all covered loans were reclassified to uncovered and, therefore, there were no covered loans outstanding at December 31, 2015.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Uncovered loans
Commercial real estate
Non-owner occupied	$1,039,305	$888,650	$581,651	$91,231	$63,036
Owner-occupied	503,814	417,843	148,545	83,820	36,416
Farmland	24,978	4,445	25,643	17,155	17,111
Total commercial real estate	1,568,097	1,310,938	755,839	192,206	116,563
Residential real estate	1,547,799	1,426,012	1,085,453	159,523	95,705
Commercial and industrial	1,257,406	869,477	446,644	238,423	101,651
Real estate construction	241,603	131,686	176,226	5,866	1,518
Consumer	191,795	164,524	9,754	8,428	9,049
Total uncovered loans	4,806,700	3,902,637	2,473,916	604,446	324,486
Covered loans
Commercial real estate
Non-owner occupied	$—	$108,692	$154,951	$183,987	$249,880
Owner-occupied	—	70,492	115,435	163,863	206,948
Farmland	—	7,478	29,015	47,825	61,988
Total commercial real estate	—	186,662	299,401	395,675	518,816
Residential real estate	—	108,226	123,334	148,144	177,861
Commercial and industrial	—	32,648	78,437	129,535	170,480
Real estate construction	—	9,389	17,218	29,540	43,581
Consumer	—	9,565	11,678	14,811	19,655
Total covered loans	—	346,490	530,068	717,705	930,393
Total loans	$4,806,700	$4,249,127	$3,003,984	$1,322,151	$1,254,879
Total loans were $4.8 billion at December 31, 2015, an increase of $557.6 million from December 31, 2014. The increase in total loans resulted from the acquisition of $162.3 million of loans at fair value in our acquisition of First of Huron Corp. on February 6, 2015 and $395.3 million of net loan growth outside of the acquisition. The total increase in loans of $557.6 million during the year ended December 31, 2015, represented increases in commercial and industrial loans of $355.3 million, real estate construction loans of $100.5 million, commercial real estate loans of $70.5 million, consumer loans of $17.7 million and residential real estate loans of $13.6 million.
Total loans were $4.2 billion at December 31, 2014, an increase of $1.2 billion from December 31, 2013, resulting from the acquisition of $571.7 million of loans at fair value in our acquisition of Talmer West Bank on January 1, 2014 and $857.1 million of uncovered loan growth outside of the acquisition, partially offset by $183.6 million in covered loan run-off. The $857.1 million of uncovered loan growth was the result of $955.1 million of uncovered loan growth in Talmer Bank's loan portfolio, partially offset by $98.1 million of loan run-off in Talmer West Bank's loan portfolio subsequent to acquisition. The uncovered loan growth in Talmer Bank's portfolio reflected organic loan growth and the purchase of $130.0 million of consumer loans, partially offset by net loan sales of $55.4 million from our Wisconsin market and other loan run-off. The loan run-off in Talmer West Bank's loan portfolio included $23.7 million of portfolio loans sold in the Albuquerque branch sale completed July 18, 2014. The total increase in uncovered loans of $1.4 billion at December 31, 2014, compared to December 31, 2013, including loans acquired in our acquisition of Talmer West Bank, represented increases in commercial real estate loans of $555.1 million, commercial and industrial loans of $422.8 million, residential real estate loans of $340.6 million and consumer loans of $154.8 million, partially offset by a decline in real estate construction loans of $44.5 million. The covered loan run-off for the year ended December 31, 2014, which included loan sales of $37.9 million from our Wisconsin market, resulted from decreases in commercial real estate loans of $112.8 million, commercial and industrial loans of $45.8 million, residential real estate loans of $15.1 million, real estate construction loans of $7.8 million, and consumer loans of $2.1 million.
We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans. We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of December 31, 2015.

Residential real estate loans totaled $1.5 billion at December 31, 2015, of which $18.4 million were on nonaccrual status. Included in residential real estate loans are $202.2 million of home equity loans and lines of credit of which $74.9 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of December 31, 2015. Also included in residential real estate loans are $258.3 million of jumbo adjustable rate mortgages and $10.5 million of loans with balloon payment terms of which $477 thousand were on nonaccrual status as of December 31, 2015.
Real estate construction loans totaled $241.6 million at December 31, 2015, of which $413 thousand were on nonaccrual status. Included in real estate construction loans are $16.8 million of jumbo adjustable rate mortgages and $1.6 million of loans with balloon payment terms, all of which were accruing as of December 31, 2015.
Loan Maturity/Rate Sensitivity
The following table shows the contractual maturities of our loans for the year ended December 31, 2015.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2015
Loans:
Commercial real estate	$227,709	$932,991	$407,397	$1,568,097
Residential real estate	55,876	186,409	1,305,514	1,547,799
Commercial and industrial	307,476	763,476	186,454	1,257,406
Real estate construction	77,434	69,485	94,684	241,603
Consumer	2,749	87,104	101,942	191,795
Total loans	$671,244	$2,039,465	$2,095,991	$4,806,700
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,359,329	931,350
Floating interest rates		680,136	1,164,641
Total		$2,039,465	$2,095,991

The following table shows the contractual maturities of our uncovered and covered loans for the year ended December 31, 2014.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2014
Uncovered loans:
Residential real estate	$72,086	$97,641	$1,256,285	$1,426,012
Commercial real estate	221,617	818,219	271,102	1,310,938
Commercial and industrial	208,568	502,798	158,111	869,477
Real estate construction	21,211	34,933	75,542	131,686
Consumer	3,399	52,986	108,139	164,524
Total uncovered loans	$526,881	$1,506,577	$1,869,179	$3,902,637
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		982,520	1,003,759
Floating interest rates		524,057	865,420
Total		$1,506,577	$1,869,179
Covered loans:
Residential real estate	$9,056	$44,691	$54,479	$108,226
Commercial real estate	101,226	63,945	21,491	186,662
Commercial and industrial	22,165	9,095	1,388	32,648
Real estate construction	6,579	2,181	629	9,389
Consumer	178	871	8,516	9,565
Total covered loans	$139,204	$120,783	$86,503	$346,490
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		112,362	44,806
Floating interest rates		8,421	41,697
Total		$120,783	$86,503
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
Purchased Loans
We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of our acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30") and troubled debt restructurings ("TDRs") previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, we first reverse only previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan's remaining life. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. For non-purchased credit impaired loans acquired in our acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank and Talmer West Bank, as applicable, or Talmer Bank, following each bank's respective merger into Talmer Bank, for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.
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
For loans not accounted for under ASC 310-30, we individually assess for impairment all nonaccrual loans and TDRs.
Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools with similar characteristics. The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we have grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by our peer banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Illinois and Nevada, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based on a combination of historical loss rates experienced in the respective loan classes by our peer banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.
The following tables present, by loan type, the changes in the allowance for loan losses on both uncovered and covered loans for the periods presented.

Analysis of the Allowance for Loan Losses—Uncovered

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of period	$33,819	$17,746	$10,945	$7,887	$4,420
Transfer in from covered (1)	14,336	—	—	—	—
Loan charge-offs:
Commercial real estate	(8,992)	(7,546)	(4,070)	(37)	—
Residential real estate	(6,207)	(5,691)	(8,942)	(491)	(35)
Commercial and industrial	(5,066)	(3,425)	(1,136)	—	—
Real estate construction	(561)	(624)	(165)	—	—
Consumer	(1,762)	(279)	(528)	(142)	(168)
Total loan charge-offs	(22,588)	(17,565)	(14,841)	(670)	(203)
Recoveries of loans previously charged-off:
Commercial real estate	13,965	5,524	965	31	35
Residential real estate	4,250	2,691	3,611	5	1
Commercial and industrial	5,672	888	458	32	—
Real estate construction	682	984	499	2	—
Consumer	253	469	589	44	63
Total loan recoveries	24,822	10,556	6,122	114	99
Net (charge-offs) recoveries	2,234	(7,009)	(8,719)	(556)	(104)
Provision for loan losses	3,564	23,082	15,520	3,614	3,571
Balance at end of period	$53,953	$33,819	$17,746	$10,945	$7,887
Allowance for loan losses as a percentage of total uncovered loans at period end	1.12%	0.87%	0.72%	1.81%	2.43%
Net loan charge-offs (recoveries) on uncovered loans as a percentage of average uncovered loans	(0.05)%	0.21%	0.40%	0.19%	0.05%

(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. On December 28, 2015, our remaining FDIC loss share agreements were terminated with an effective date of October 1, 2015. Therefore, the balance of the loans and the related allowance for loan losses were reclassified from covered to uncovered.

Analysis of the Allowance for Loan Losses—Covered

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of period	$21,353	$40,381	$51,473	$55,352	$12,798
Transfer out to uncovered (1)	(14,336)	—	—	—	—
Loan charge-offs:
Commercial real estate	(5,449)	(7,568)	(9,211)	(23,042)	(10,205)
Residential real estate	(694)	(2,294)	(2,664)	(4,381)	(8,183)
Commercial and industrial	(2,483)	(4,774)	(4,654)	(15,462)	(4,352)
Real estate construction	(965)	(1,545)	(1,904)	(5,375)	(4,176)
Consumer	(165)	(220)	(214)	(390)	(1,687)
Total loan charge-offs	(9,756)	(16,401)	(18,647)	(48,650)	(28,603)
Recoveries of loans previously charged-off:
Commercial real estate	9,776	8,441	10,022	4,939	1,230
Residential real estate	607	2,022	1,276	1,233	1,878
Commercial and industrial	4,303	4,092	4,236	4,906	594
Real estate construction	533	1,243	2,091	1,105	1,885
Consumer	287	330	352	330	822
Total loan recoveries	15,506	16,128	17,977	12,513	6,409
Net (charge-offs) recoveries	5,750	(273)	(670)	(36,137)	(22,194)
Provision (benefit) for loan losses	(12,767)	(18,755)	(10,422)	32,258	64,748
Balance at end of period	$—	$21,353	$40,381	$51,473	$55,352
Allowance for loan losses as a percentage of total covered loans at period end	—%	6.16%	7.62%	7.17%	5.95%
Net loan charge-offs (recoveries) on covered loans as a percentage of average covered loans	(2.82)%	0.06%	0.10%	3.84%	2.33%

(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. On December 28, 2015, our remaining FDIC loss share agreements were terminated with an effective date of October 1, 2015. Therefore, the balance of the loans and the related allowance for loan losses were reclassified from covered to uncovered.

Our uncovered allowance for loan losses was $54.0 million, or 1.12% of uncovered loans, at December 31, 2015, compared to $33.8 million, or 0.87% of uncovered loans, at December 31, 2014. The $20.2 million increase in the uncovered allowance for loan losses during the year ended December 31, 2015 included a reclassification of $14.3 million of allowance for loan losses from covered to uncovered due to the combination of the first of our four non-single family FDIC loss share agreements expiring effective on July 1, 2015 and the termination of our remaining FDIC loss share agreements effective October 1, 2015. As a result, at December 31, 2015, we had no covered loans outstanding. The remaining increase of $5.9 million in the uncovered allowance for loan losses during the year ended December 31, 2015 was primarily due to the impact of organic loan growth and additional allowance resulting from our quarterly re-estimations of expected cash flows for our uncovered purchased credit impaired loans, partially offset by payments received on loans previously carrying an allowance for loan loss or previously charged off.
There was no covered allowance for loan losses at December 31, 2015, as all of our covered loans have been reclassified to uncovered. Our covered allowance for loan losses was $10.8 million, or 5.76% of covered loans, at October 1, 2015, when the termination of our remaining FDIC loss share agreements became effective, compared to $21.4 million, or 6.16% of total covered loans, at December 31, 2014. The $10.6 million decrease in covered allowance for loan losses during the period between January 1, 2015 and October 1, 2015 was primarily driven by payments received on covered loans previously carrying an allowance for loan loss or previously charged off and allowance related to the loans transferred from covered to uncovered due to the expiration of the first of our four non-single family FDIC loss share agreements, partially offset by the additional allowance resulting from our quarterly re-estimation of expected cash flows on our previously covered purchased credit impaired loans.
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
Allocation of the Allowance for Loan Losses—Uncovered

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$11,030	4.40%	44.0%	$8,388	0.64%	31.1%
Residential real estate	7,947	2.90	48.1	6,485	0.51	30.1
Commercial and industrial	1,487	6.01	4.3	14,831	1.20	29.1
Real estate construction	1,678	15.56	1.9	1,021	0.44	5.4
Consumer	124	1.32	1.7	962	0.53	4.3
Total uncovered loans	$22,266	3.91%	100.0%	$31,687	0.75%	100.0%
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$5,229	2.75%	41.7%	$5,899	0.53%	32.5%
Residential real estate	6,233	2.60	52.6	5,960	0.50	34.4
Commercial and industrial	885	5.71	3.4	6,950	0.81	24.8
Real estate construction	950	11.43	1.8	649	0.53	3.6
Consumer	162	6.78	0.5	902	0.56	4.7
Total uncovered loans	$13,459	2.95%	100.0%	$20,360	0.59%	100.0%
December 31, 2013
Balance at end of period applicable to:
Commercial real estate	$1,405	1.43%	27.1%	$2,862	0.44%	31.1%
Residential real estate	3,088	1.22	69.9	4,620	0.56	39.4
Commercial and industrial	161	2.69	1.7	3,243	0.74	20.9
Real estate construction	2	0.10	0.5	2,025	1.16	8.3
Consumer	115	3.96	0.8	225	3.29	0.3
Total uncovered loans	$4,771	1.32%	100.0%	$12,975	0.61%	100.0%
December 31, 2012
Balance at end of period applicable to:
Commercial real estate	$216	3.53%	56.9%	$4,049	2.18%	31.3%
Residential real estate	—	—	0.1	2,059	1.29	26.9
Commercial and industrial	49	4.34	10.5	4,113	1.73	40.0
Real estate construction	—	—	—	268	4.57	1.0
Consumer	152	4.35	32.5	39	0.79	0.8
Total uncovered loans	$417	3.88%	100.0%	$10,528	1.77%	100.0%
_______________________________________________________________________________

(1)	Allocated allowance as a percentage of related loans outstanding.

	December 31, 2011
(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial real estate	$2,681	2.30%	35.9%
Residential real estate	1,504	1.57	29.5
Commercial and industrial	3,307	3.25	31.3
Real estate construction	132	8.70	0.5
Consumer	263	2.91	2.8
Total uncovered loans	$7,887	2.43%	100.0%
_______________________________________________________________________________

(1)	Allocated allowance as a percentage of related loans outstanding.

Allocation of the Allowance for Loan Losses—Covered
As a result of our early termination of our remaining FDIC loss share agreements in the fourth quarter of 2015, we had no covered loans or covered allowance for loan losses as of December 31, 2015.

(Dollars in thousands)	Allocated Allowance	Allowance Ratio(1)	Percent of loans in each category to total loans
December 31, 2014
Balance at end of period applicable to:
Commercial real estate	$13,663	7.32%	53.9%
Residential real estate	3,981	3.68	31.2
Commercial and industrial	2,577	7.89	9.4
Real estate construction	1,086	11.57	2.7
Consumer	46	0.48	2.8
Total covered loans	$21,353	6.16%	100.0%

December 31, 2013
Balance at end of period applicable to:
Commercial real estate	$26,394	8.82%	56.5%
Residential real estate	4,696	3.81	23.3
Commercial and industrial	7,227	9.21	14.8
Real estate construction	1,984	11.52	3.2
Consumer	80	0.69	2.2
Total covered loans	$40,381	7.62%	100.0%

December 31, 2012
Balance at end of period applicable to:
Commercial real estate	$30,150	7.62%	55.1%
Residential real estate	5,716	3.86	20.7
Commercial and industrial	10,915	8.43	18.0
Real estate construction	4,509	15.26	4.1
Consumer	183	1.24	2.1
Total covered loans	$51,473	7.17%	100.0%

December 31, 2011
Balance at end of period applicable to:
Commercial real estate	$28,331	5.46%	55.8%
Residential real estate	7,125	4.01	19.1
Commercial and industrial	13,827	8.11	18.3
Real estate construction	5,750	13.19	4.7
Consumer	319	1.62	2.1
Total covered loans	$55,352	5.95%	100.0%
_______________________________________________________________________________

(1)	Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Uncovered
Nonperforming troubled debt restructurings
Commercial real estate	$7,485	$2,644	$3,581	$—	$—
Residential real estate	5,485	3,984	2,469	—	—
Commercial and industrial	1,167	180	415	7	581
Real estate construction	187	—	—	—	—
Consumer	127	83	3	—	—
Total nonperforming troubled debt restructurings	14,451	6,891	6,468	7	581
Nonaccrual loans other than nonperforming troubled debt restructurings
Commercial real estate	$9,313	$11,112	$2,010	$21	$—
Residential real estate	12,905	13,390	12,946	87	1,320
Commercial and industrial	20,501	3,370	2,266	584	214
Real estate construction	226	174	510	—	—
Consumer	79	174	97	—	—
Total nonaccrual loans other than nonperforming troubled debt restructurings	43,024	28,220	17,829	692	1,534
Total nonaccrual loans	57,475	35,111	24,297	699	2,115
Other real estate and repossessed assets(1)	28,157	36,872	17,046	27	47
Total nonperforming assets	85,632	71,983	41,343	726	2,162
Performing troubled debt restructurings
Commercial real estate	15,340	3,785	1,637	50	55
Residential real estate	5,749	1,368	328	—	—
Commercial and Industrial	3,438	840	1,367	1,179	—
Real estate construction	420	90	90	—	—
Consumer	242	234	30	—	—
Total performing troubled debt restructurings	25,189	6,317	3,452	1,229	55
Total uncovered impaired assets	$110,821	$78,300	$44,795	$1,955	$2,217
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$297	$53	$539	$—	$—
_______________________________________________________________________________

(1)	Excludes closed branches and operating facilities.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Covered
Nonperforming troubled debt restructurings
Commercial real estate	$—	$14,343	$6,561	$11,328	$—
Residential real estate	—	1,363	900	176	—
Commercial and industrial	—	2,043	3,052	1,844	—
Real estate construction	—	272	926	208	—
Consumer	—	13	25	—	—
Total nonperforming troubled debt restructurings	—	18,034	11,464	13,556	—
Nonaccrual loans other than nonperforming troubled debt restructurings
Commercial real estate	$—	$1,380	$1,563	$404	$782
Residential real estate	—	485	88	—	126
Commercial and industrial	—	1,517	4,149	2,142	2,094
Real estate construction	—	441	446	453	4
Consumer	—	—	6	—	—
Total nonaccrual loans other than nonperforming troubled debt restructurings	—	3,823	6,252	2,999	3,006
Total nonaccrual loans	—	21,857	17,716	16,555	3,006
Other real estate and repossessed assets	—	10,719	11,598	23,936	20,380
Total nonperforming assets	—	32,576	29,314	40,491	23,386
Performing troubled debt restructurings
Commercial real estate	—	9,017	14,391	9,196	4,870
Residential real estate	—	3,046	2,691	1,882	1,156
Commercial and industrial	—	1,137	3,802	5,176	2,429
Real estate construction	—	264	163	238	47
Total performing troubled debt restructurings	—	13,464	21,047	16,492	8,502
Total covered impaired assets	$—	$46,040	$50,361	$56,983	$31,888
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$—	$—	$—	$1,071	$4,913
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
Total nonperforming assets were $85.6 million as of December 31, 2015, compared to $104.6 million as of
December 31, 2014. The $19.0 million decrease in total nonperforming assets was primarily due to sales of other real estate owned outpacing the additions due to foreclosures.
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

FDIC Indemnification Asset and Receivable
In connection with our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC. At each acquisition date, we accounted for amounts receivable from the FDIC under the loss share agreements as an indemnification asset. On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated all remaining loss share agreements with the FDIC. As a result of the transaction, all covered loans, the related allowance for covered loan losses and covered other real estate owned were reclassified to uncovered effective October 1, 2015 and the FDIC indemnification asset and FDIC receivable were fully written off.
Before the early termination of our remaining FDIC loss share agreements in the fourth quarter of 2015, the FDIC indemnification asset was reviewed quarterly and adjusted for any changes in expected cash flows. These adjustments were measured on the same basis as the related covered assets. A decline in expected cash flows on covered loans was referred to as impairment and recorded as provision for loan losses on covered loans, resulting in an increase to the allowance for covered loan losses. Estimated reimbursements due from the FDIC under loss share agreements related to any declines in expected cash flows on covered loans were recorded as noninterest income in "FDIC loss share income" in our consolidated statements of income and resulted in an increase to the FDIC indemnification asset in the same period. An improvement in expected cash flows on covered loans, once any previously recorded impairment was recaptured, was recognized prospectively as an upward adjustment to the yield on the related covered loan and resulted in a downward adjustment to the yield on the FDIC indemnification asset. As such, overall improvements in expected cash flows on covered loans would result in a negative yield on the FDIC indemnification asset, which was recorded in "interest income" in our consolidated statements of income, while increases to the FDIC indemnification asset were recorded as adjustments to noninterest income in "FDIC loss share income" in our consolidated statements of income. When covered loans were paid off sooner than expected, any remaining FDIC indemnification asset was reviewed and could have resulted in a direct write off as an adjustment to noninterest income in "Accelerated discount on acquired loans" in our consolidated statements of income. The FDIC indemnification asset was also reduced for claims submitted to the FDIC for reimbursement. We established a FDIC receivable which represented claims submitted to the FDIC for reimbursement for which we expected receipt of payment within 90 days.
The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the periods indicated. Due to the termination of our FDIC loss share agreements, all covered loans were reclassified to uncovered effective October 1, 2015. For the year ended December 31, 2015 other than the write-off of the remaining FDIC indemnification asset and FDIC receivable in the fourth quarter of 2015, all activity in the table occurred in the first three quarters of 2015.

	For the years ended December 31,
	2015		2014		2013
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$67,026	$6,062	$131,861	$7,783	$226,356	$17,999
Accretion	(22,164)	—	(26,426)	—	(28,040)	—
Sales and write-downs of other real estate owned (covered)	(845)	(495)	(1,484)	524	(3,804)	1,925
Net effect of change in allowance on covered assets(1)	(2,295)	—	(19,213)	—	(33,860)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(11,171)	11,171	(17,712)	17,712	(28,791)	28,791
Decreases due to recoveries net of additional claimable expenses incurred(2)	—	(10,412)	—	(4,981)	—	(8,613)
Claim payments received from the FDIC	—	(3,708)	—	(14,976)	—	(32,319)
Write-off as a result of the early termination agreement with the FDIC, effective October 1, 2015	(30,551)	(2,618)	—	—	—	—
Balance at end of period	$—	$—	$67,026	$6,062	$131,861	$7,783
_______________________________________________________________________________

(1)	Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.

(2)	Includes expenses associated with maintaining the underlying properties and legal fees.

Investment Securities

	December 31,
(Dollars in thousands)	2015	2014	2013
Securities available-for-sale:
U.S. government sponsored agency obligations	$60,022	$98,358	$98,237
Obligations of state and political subdivisions:
Taxable	1,321	397	396
Tax exempt	287,208	232,259	182,000
Small Business Administration (SBA) Pools	27,925	33,933	42,426
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,306	291,759	218,922
Privately issued	89,450	18,800	4,446
Privately issued commercial mortgage-backed securities	13,705	5,130	5,147
Corporate debt securities:
Senior debt	71,365	39,513	43,845
Subordinated debt	30,468	20,670	24,175
Equity securities	—	—	489
Total securities available-for-sale	$890,770	$740,819	$620,083
Securities held-to-maturity (1)	1,678	1,226	—
Total investment securities	$892,448	$742,045	$620,083
_______________________________________________________________________________

(1)	Included within "Other assets" in our Consolidated Balance Sheets.
The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for normal operations while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At December 31, 2015, total investment securities were $892.4 million, or 13.5% of total assets, compared to $742.0 million, or 12.6% of total assets, at December 31, 2014. The increase from December 31, 2014 to December 31, 2015, primarily reflected increases in a diverse mix of privately issued residential mortgage-backed securities, tax exempt obligations of state and political subdivisions and corporate debt securities reflecting management's decision to invest liquid assets while retaining accessibility to the funds for potential liquidity needs. Securities with a carrying value of $390.5 million and $337.8 million were pledged at December 31, 2015 and December 31, 2014, respectively, to secure borrowings and deposits.
The following tables show contractual maturities and yields for the investment securities portfolio at December 31, 2015 and 2014.

	Maturity as of December 31, 2015
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$29,896	1.81%	$29,518	1.99%	$—	—%
Obligations of state and political subdivisions:
Taxable	—	—	318	6.19	1,000	3.27	—	—
Tax exempt (2)	3,216	4.27	51,201	3.79	126,575	4.20	101,374	4.43
SBA Pools (3) (4)	—	—	1,352	1.36	26,209	0.86	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	1,681	2.13	195,465	2.40	111,250	2.66	—	—
Privately issued (1)	—	—	73,631	2.70	16,453	2.50	—	—
Commercial mortgage-backed securities (3)	8,755	1.62	5,071	2.20	—	—	—	—
Corporate debt securities (5)	3,032	1.60	55,079	2.14	32,236	4.07	11,937	2.35
Total securities available-for-sale	16,684	2.18	412,013	2.55	343,241	3.16	113,311	4.21
Securities held-to-maturity	—	—	1,678	—	—	—	—	—
Total investment securities	$16,684	2.18%	$413,691	2.54%	$343,241	3.16%	$113,311	4.21%
_______________________________________________________________________________

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency mortgage-backed securities. $20.0 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket by 98 basis points, or resulting in an average yield of 2.97%,

(2)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)	Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage-backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current December 31, 2015 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket, five-to-ten year maturity bucket, and after ten year maturity bucket includes yields on $5.9 million, $2.3 million, and $11.9 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current December 31, 2015 indexed coupon rates are assumed to remain constant until maturity.

	Maturity as of December 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)	Amortized Cost	Average Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$10,000	1.65%	$60,995	1.88%	$26,751	1.15%
Obligations of state and political subdivisions:
Taxable	—	—	397	6.19	—	—	—	—
Tax exempt (2)	76	2.28	42,357	3.88	120,881	4.39	66,090	4.72
SBA Pools (3) (4)	—	—	1,650	1.06	32,174	0.87	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	6,268	2.73	234,666	2.42	48,222	2.44	—	—
Privately issued (1)	1,106	2.45	17,708	2.37	—	—	—	—
Commercial mortgage-backed securities (3)	—	—	5,127	2.19	—	—	—	—
Corporate debt securities (5)	1,752	1.54	36,667	1.94	10,000	5.00	11,787	2.23
Total securities available-for-sale	9,202	2.47	348,572	2.52	272,272	3.09	104,628	3.53
Securities held-to-maturity	—	—	1,226	—	—	—	—	—
Total investment securities	$9,202	2.47%	$349,798	2.51%	$272,272	3.09%	$104,628	3.53%
_______________________________________________________________________________

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency mortgage-backed securities. $73.6 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket and after ten years bucket by 79 basis points and 200 basis points, respectively, or resulting in average yields of 2.67% and 3.15%, respectively.

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

Loan servicing rights
Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights, the origination and purchase of agricultural servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our consolidated balance sheets. As of December 31, 2015, we serviced loans with an aggregate outstanding principal balance of $5.9 billion.
Total loan servicing rights were $58.1 million as of December 31, 2015, compared to $70.6 million as of December 31, 2014. The $12.5 million decrease was due to the sale of $12.7 million of mortgage loan servicing rights, $7.3 million of reduced fair value due to loans paid off, and a $3.3 million decline in the fair value of loan servicing rights from December 31, 2014 to December 31, 2015 due primarily to lower market interest rates, partially offset by $10.8 million of loan servicing rights added to the portfolio. The sale of mortgage servicing rights included substantially all of the mortgage servicing rights we had owned for mortgages located outside of our primary target markets. Management has made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, or a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future.

Deposits

	December 31,
(Dollars in thousands)	2015	2014	2013
Noninterest-bearing demand deposits	$1,011,414	$887,567	$779,407
Interest-bearing demand deposits	849,599	660,697	598,281
Money market and savings deposits	1,314,909	1,170,236	1,215,864
Time deposits	1,609,895	1,188,178	927,313
Other brokered funds	228,764	642,185	80,000
Total deposits	$5,014,581	$4,548,863	$3,600,865
Total deposits were $5.0 billion at December 31, 2015 and $4.5 billion at December 31, 2014, representing 85.4% and 89.0% of total liabilities at each period end, respectively. The fair value of deposits acquired in our acquisition of First of Huron Corp. totaled $201.5 million consisting of demand deposits of $91.1 million, money market and savings deposits of $62.4 million and time deposits of $48.0 million. Deposit growth outside of our acquisition of First of Huron Corp. was $264.2 million. The growth in deposits, excluding the fair value of deposits acquired in our acquisition of First of Huron Corp. was primarily due to increases of $373.7 million in time deposits, $221.6 million in demand deposits and $82.3 million in money market and savings deposits, primarily offset by a decrease in other brokered funds of $413.4 million. Our interest-bearing deposit costs were 39 basis points and 28 basis points for the years ended December 31, 2015 and 2014, respectively.
Total deposits were $4.5 billion at December 31, 2014 and $3.6 billion at December 31, 2013, representing 89.0% and 91.6% of total liabilities at each period end, respectively. The fair value of deposits acquired in our acquisition of Talmer West Bank totaled $857.8 million consisting of time deposits of $407.2 million, noninterest-bearing deposits of $175.1 million, money market and savings deposits of $166.0 million, and interest-bearing deposits of $109.5 million. Between the acquisition of Talmer West Bank, on January 1, 2014, and December 31, 2014, there was $479.7 million of deposit growth, partially offset by $389.5 million of deposits sold in our Wisconsin and New Mexico branch office sales. The growth in deposits was primarily due to increases of $562.2 million in other brokered funds, $39.9 million in interest-bearing demand deposits and $18.5 million in noninterest-bearing demand deposits, partially offset by decreases in time deposits of $71.4 million and money market and savings deposits of $69.5 million. The growth in other brokered funds was largely due to a need for additional funding to replace the deposits sold in our Wisconsin and New Mexico branch sales. Our interest-bearing deposit costs were 28 basis points and 30 basis points for the years ended December 31, 2014 and 2013, respectively.
The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

	December 31,
(Dollars in thousands)	2015	2014	2013
Maturing in
3 months or less	$374,424	$180,288	$103,297
3 months to 6 months	250,006	157,599	88,492
6 months to 1 year	326,232	201,234	82,517
1 year or greater	138,936	154,046	115,508
Total	$1,089,598	$693,167	$389,814

Borrowings

	December 31,
(Dollars in thousands)	2015	2014	2013
Short-term borrowings:
FHLB advances	$300,000	$110,000	$—
Securities sold under agreements to repurchase	18,998	25,743	36,876
Holding company line of credit	30,000	—	35,000
Total short-term borrowings	348,998	135,743	71,876
Long-term debt:
FHLB advances (1)	393,851	286,804	130,368
Securities sold under agreements to repurchase (2)	54,800	56,444	58,079
Subordinated notes related to trust preferred securities (3)	15,406	10,724	10,590
Total long-term debt	464,057	353,972	199,037
Total short-term borrowings and long-term debt:	$813,055	$489,715	$270,913
_______________________________________________________________________________

(1)
The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million. The December 31, 2013 balance includes advances payable of $121.2 million and purchase accounting premiums of $9.2 million.

(2)
The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million. The December 31, 2013 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $8.1 million.

(3)
The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $4.6 million. The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million. The December 31, 2013 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.4 million.

Total short-term borrowings and long-term debt outstanding at December 31, 2015 was $813.1 million, an increase of $323.4 million from $489.7 million at December 31, 2014. The increase in total borrowings was primarily due to an increase of $297.0 million in FHLB advances. In addition, we drew $30.0 million on our line of credit during the year ended December 31, 2015 to facilitate the repurchase of 2.5 million warrants to purchase shares of our Class A common stock with an aggregate purchase price of $19.9 million, discussed below under "Capital Resources," and for working capital.
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
Total debt was collateralized by $2.2 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2015, compared to $2.4 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2014. See the "Contractual Obligations" section of this financial review for maturity information.

Capital Resources
The following table summarizes the changes in our shareholders' equity for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$761,607	$617,015	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	—	31
Net income	60,129	90,850	98,558
Other comprehensive income (loss)	(451)	11,846	(11,914)
Stock-based compensation expense	1,780	1,132	9,556
Restricted stock awards, including tax benefit	15	—	—
Issuance of common shares, including tax benefit	(198)	42,174	41
Repurchase of warrants to purchase 2.5 million shares, at fair value	(19,892)	—	—
Repurchase of 5.1 million shares	(74,987)	—	—
Cash dividends paid on common stock (1)	(2,788)	(1,410)	—
Balance at end of period	$725,215	$761,607	$617,015
_______________________________________________________________________________

(1)	The Company declared cash dividends on its Class A common stock of $0.01 per share in each quarter of 2015 and the third and fourth quarters of 2014.
On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to purchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”). We issued the warrants to the WL Ross Funds in consideration of a portion of the purchase price in our 2010 and 2012 private placements. The purchase price was $8.30 per warrant share for the warrants we issued in 2010, $6.97 per warrant share for the warrants we issued in February 2010 and $7.10 per warrant share for the warrants we issued in December 2012, resulting in an aggregate purchase price of $19.9 million.

On August 31, 2015, the WL Ross Funds closed on the sale of an aggregate of 9,664,579 shares of our Class A common stock in an underwritten secondary public offering. All of the shares in the offering were sold by the WL Ross Funds, and we did not receive any proceeds from the offering. We repurchased 5,077,000 shares in the offering at a price of $14.77 per share, for an aggregate purchase price of $75.0 million. We immediately retired the shares following the repurchase.

On January 1, 2014, we purchased four of Financial Commerce Corporation's wholly-owned subsidiary banks, which were consolidated into one bank, Michigan Commerce Bank, then Talmer West Bank immediately prior to our acquisition, and certain other bank-related assets from Financial Commerce Corporation and its parent holding company, Capitol Bancorp Ltd., in a transaction facilitated under Section 363 of the U.S. Bankruptcy Code. The purchase price consisted of cash consideration of $4.0 million and a separate $2.5 million payment to fund an escrow account to pay the post-petition administrative fees and expenses of the professionals in the bankruptcy cases of Financial Commerce Corporation and Capitol Bancorp Ltd., each of which filed voluntary bankruptcy petitions under Chapter 11 of the U.S Bankruptcy Code on August 9, 2012, with any unused escrowed funds to be refunded to us. In compliance with FDIC requirements, we contributed approximately $79.5 million of additional capital to Talmer West Bank at closing in order to recapitalize the bank. Following the acquisition, an additional $20.0 million of capital was infused into Talmer West Bank to ensure capital requirements continued to be met. In order to support the acquisition and recapitalization of Talmer West Bank, Talmer Bancorp, Inc. borrowed $35.0 million under a senior unsecured line of credit. We used a portion of the net proceeds from our initial public offering that closed on February 14, 2014, to repay the $35.0 million senior unsecured line of credit, including accrued and unpaid interest.
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
At December 31, 2015, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. During the first quarter of 2015, we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2015. Our capital ratios exceeded the current well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Capital Ratio

December 31, 2015 (Basel III Transitional)
Total risk-based capital
Consolidated	N/A	13.0%
Talmer Bank and Trust	10.0%	13.5
Common equity tier 1 capital
Consolidated	N/A	12.0
Talmer Bank and Trust	6.5	12.5
Tier 1 risk-based capital
Consolidated	N/A	12.0
Talmer Bank and Trust	8.0	12.5
Tier 1 leverage ratio
Consolidated	N/A	10.2
Talmer Bank and Trust	5.0	10.5

	Well Capitalized Regulatory Requirement	December 31,
		2014	2013
(Basel I)
Total risk-based capital
Consolidated	N/A	16.4%	19.2%
Talmer Bank and Trust	10.0%	16.3	18.4
Talmer West Bank(1)	N/A	19.6	N/A
First Place Bank(2)	N/A	N/A	15.9
Tier 1 risk-based capital
Consolidated	N/A	15.2	18.3
Talmer Bank and Trust	6.0	15.0	17.1
Talmer West Bank(1)	N/A	18.4	N/A
First Place Bank(2)	N/A	N/A	15.3
Tier 1 leverage ratio
Consolidated	N/A	11.6	12.2
Talmer Bank and Trust	5.0	11.6	10.3
Talmer West Bank(1)	N/A	12.4	N/A
First Place Bank(2)	N/A	N/A	11.7
_______________________________________________________________________________

(1)
Notwithstanding its capital levels, Talmer West Bank was not be categorized as well capitalized because it was subject to a Consent Order. Effective August 21, 2015, Talmer West Bank was merged with and into Talmer Bank and the Consent Order had no further force or effect.

(2)
Notwithstanding its capital levels, First Place Bank was not categorized as well capitalized while it was subject to the Cease and Desist Order. On February 10, 2014, First Place Bank was merged with and into Talmer Bank and the Cease and Desist Order had no further force or effect.

A cash dividend on our Class A common stock of $0.05 per share was declared on January 25, 2016. The dividend will be paid on February 18, 2016, to our Class A common shareholders of record as of February 4, 2016.
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
We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At December 31, 2015 and December 31, 2014, the allowance for off-balance sheet risk was $622 thousand and $539 thousand, respectively, and included in "Other liabilities" on our consolidated balance sheets.
A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$658,268	$489,102	$1,147,370	$502,762	$463,362	$966,124	$523,666	$216,473	$740,139
Standby letters of credit	61,300	4,801	66,101	69,305	4,197	73,502	68,452	561	69,013
Total commitments	$719,568	$493,903	$1,213,471	$572,067	$467,559	$1,039,626	$592,118	$217,034	$809,152
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
The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations. In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $4.6 million.
The following table reflects the amount and fair value of our derivatives.

	December 31,
	2015			2014			2013
		Fair Value			Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$105	$397	$12,000	$—	$222	$—	$—	$—
Total risk management purposes	37,000	105	397	12,000	—	222	—	—	—
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	105,711	—	38	114,828	—	803	168,746	1,484	—
Interest rate lock commitments	62,081	1,220	—	67,817	1,489	—	67,685	1,146	—
Customer-initiated derivatives	354,699	4,143	4,144	125,356	1,588	1,477	—	—	—
Total customer-initiated and mortgage banking activities	522,491	5,363	4,182	308,001	3,077	2,280	236,431	2,630	—
Total gross derivatives	$559,491	$5,468	$4,579	$320,001	$3,077	$2,502	$236,431	$2,630	$—
_______________________________________________________________________________

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in our Consolidated Balance Sheets.

(2)
Derivative assets are included within "Other assets" and derivative liabilities are included within "Other liabilities" on our Consolidated Balance Sheets. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $208 thousand and $103 thousand at December 31, 2015 and 2014, respectively. There was no credit valuation adjustment for counterparty credit risk during the year ended December 31, 2013.

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

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Reserve balance at beginning of period	$4,000	$4,450	$452
Addition of fair value of representations and warranties due to acquisition	—	500	8,073
Provision (benefit)	(543)	958	2,264
Charge-offs	(2,157)	(1,908)	(6,339)
Ending reserve balance	$1,300	$4,000	$4,450
Reserve balance:
Liability for specific claims	$380	$2,431	$3,278
General allowance	920	1,569	1,172
Total reserve balance	$1,300	$4,000	$4,450
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
Contractual Obligations
In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table represents the largest contractual obligations as of December 31, 2015, exclusive of purchase accounting premiums.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Time deposits (1)	$1,671,103	$1,362,941	$222,312	$78,857	$6,993
FHLB borrowings	689,550	615,700	62,850	1,000	10,000
Securities sold under agreements to repurchase	68,998	48,998	10,000	—	10,000
Holding company line of credit	30,000	30,000	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Future minimum lease payments (2)	30,916	6,330	10,660	8,341	5,585
Total	$2,510,567	$2,063,969	$305,822	$88,198	$52,578
_______________________________________________________________________________

(1)	At December 31, 2015, the total includes $61.2 million of time deposits included within "Other brokered funds."

(2)	Future minimum lease payments are reduced by $228 thousand related to sublease income to be received in the following periods: $160 thousand (less than 1 year); and $68 thousand (1 to3 years).
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
At December 31, 2015, we had liquidity on hand of $887.6 million, compared to $656.8 million at December 31, 2014. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Talmer Bank is a member of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of December 31, 2015, we had $689.6 million of outstanding borrowings from the FHLB with remaining maturities ranging from years 2016 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. Talmer Bank also has the ability to borrow from the Federal Reserve Board's discount window, which would be required to be secured by collateral approved by the Federal Reserve Board, to meet short-term liquidity requirements. As of December 31, 2015, Talmer Bank had an unused borrowing capacity of approximately $391 million under the Federal Reserve Board's discount window based upon collateral pledged. In addition, because Talmer Bank is "well capitalized," it can accept wholesale funding up to approximately $2.1 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of December 31, 2015.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31,
	2015	2014	2013
Investment securities available-for-sale to total deposits	17.76%	16.29%	17.22%
Loans to total deposits	95.85	93.41	68.70
Interest-earning assets to total assets	92.45	90.91	79.29
Interest-bearing deposits to total deposits	79.83	80.49	78.36
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
The interest-rate risk position is measured and monitored at the bank subsidiary using net interest income simulation models and economic value of equity sensitivity analysis that capture both short-term and long-term interest-rate risk exposure. In addition, periodic Earnings at Risk analysis incorporate the expected change in the value of loan servicing rights and the net interest income simulation results.
Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.
The estimated impact on our net interest income as of December 31, 2015 and 2014, assuming immediate parallel moves in interest rates is presented in the table below. Simulation results for December 31, 2015 reflect the addition of First of Huron Corp.'s acquired assets and assumed liabilities.

	December 31, 2015		December 31, 2014
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	(2.3)%	(1.4)%	1.6%	3.2%
+300 basis points	(2.0)	(1.2)	1.0	2.3
+200 basis points	(1.5)	(0.8)	0.6	1.7
+100 basis points	(0.8)	(0.3)	0.3	0.9
–100 basis points	(1.9)	(2.1)	(4.2)	(5.2)
–200 basis points	(5.5)	(6.6)	(9.0)	(11.2)
–300 basis points	(7.7)	(9.0)	(11.3)	(13.6)
–400 basis points	(8.7)	(10.1)	(11.8)	(14.2)
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
The table below presents the change in our economic value of equity as of December 31, 2015 and 2014 assuming immediate parallel shifts in interest rates.

	December 31, 2015	December 31, 2014
+400 basis points	(21.6)%	(22.2)%
+300 basis points	(16.1)	(15.8)
+200 basis points	(10.4)	(8.9)
+100 basis points	(5.0)	(3.9)
–100 basis points	(0.6)	—
–200 basis points	(4.7)	(0.2)
–300 basis points	(6.4)	0.4
–400 basis points	(5.4)	0.8
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

Item 8.    Financial Statements and Supplementary Data.
Talmer Bancorp, Inc. and Subsidiaries—Audited Consolidated Financial Statements for the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Talmer Bancorp, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Talmer Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited Talmer Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Talmer Bancorp, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talmer Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Talmer Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

/s/ Crowe Horwath, LLP
Crowe Horwath LLP
Cleveland, Ohio
February 29, 2016

Talmer Bancorp, Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$74,734	$86,185
Interest-bearing deposits with other banks	137,589	96,551
Federal funds sold and other short-term investments	175,000	71,000
Total cash and cash equivalents	387,323	253,736
Securities available-for-sale	890,770	740,819
Federal Home Loan Bank stock	29,621	20,212
Loans held for sale, at fair value	58,223	93,453
Loans:
Commercial real estate	1,568,097	1,497,600
Residential real estate (includes $22.2 million and $18.3 million, respectively, measured at fair value)(1)	1,547,799	1,534,238
Commercial and industrial	1,257,406	902,125
Real estate construction (includes $1.2 million measured at fair value at December 31, 2014)(1)	241,603	141,075
Consumer	191,795	174,089
Total loans	4,806,700	4,249,127
Less: Allowance for loan losses	(53,953)	(55,172)
Net total loans	4,752,747	4,193,955
Premises and equipment	43,570	48,389
Other real estate owned and repossessed assets	28,259	48,743
Loan servicing rights	58,113	70,598
Core deposit intangible	12,808	13,035
Goodwill	3,524	—
Company-owned life insurance	107,065	97,782
Income tax benefit	177,183	177,472
FDIC indemnification asset	—	67,026
FDIC receivable	—	6,062
Other assets	46,684	40,982
Total assets	$6,595,890	$5,872,264
Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,011,414	$887,567
Interest-bearing demand deposits	849,599	660,697
Money market and savings deposits	1,314,909	1,170,236
Time deposits	1,609,895	1,188,178
Other brokered funds	228,764	642,185
Total deposits	5,014,581	4,548,863
Short-term borrowings	348,998	135,743
Long-term debt	464,057	353,972
FDIC clawback liability	—	26,905
FDIC warrants payable	—	4,633
Other liabilities	43,039	40,541
Total liabilities	5,870,675	5,110,657
Commitments and Contingencies
Shareholders' equity
Preferred stock—$1.00 par value Authorized
Authorized - 20,000,000 shares at 12/31/2015 and 12/31/2014
Issued and outstanding - 0 shares at 12/31/2015 and 12/31/2014	—	—
Common stock:
Class A Voting Common Stock—$1.00 par value Authorized
Authorized - 198,000,000 shares at 12/31/2015 and 12/31/2014
Issued and outstanding - 66,114,798 shares at 12/31/2015 and 70,532,122 shares at 12/31/2014	66,115	70,532
Class B Non-Voting Common Stock—$1.00 par value
Authorized - 2,000,000 shares at 12/31/2015 and 12/31/2014
Issued and outstanding - 0 shares at 12/31/2015 and 12/31/2014	—	—
Additional paid-in-capital	316,571	405,436
Retained earnings	339,130	281,789
Accumulated other comprehensive income, net of tax	3,399	3,850
Total shareholders' equity	725,215	761,607
Total liabilities and shareholders' equity	$6,595,890	$5,872,264
_____________________________________________________________

(1)	Amounts represent loans for which the Company has elected the fair value option. See Note 3.
See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Income

	Year ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Interest income
Interest and fees on loans	$236,735	$226,674	$194,857
Interest on investments
Taxable	10,663	8,509	6,097
Tax-exempt	7,079	6,232	4,230
Total interest on securities	17,742	14,741	10,327
Interest on interest-earning cash balances	387	640	776
Interest on federal funds and other short-term investments	1,159	527	930
Dividends on FHLB stock	1,029	867	872
FDIC indemnification asset	(22,164)	(26,426)	(28,040)
Total interest income	234,888	217,023	179,722
Interest expense
Interest-bearing demand deposits	1,468	824	673
Money market and savings deposits	2,385	1,930	1,889
Time deposits	9,431	6,080	5,864
Other brokered funds	2,254	879	142
Interest on short-term borrowings	967	420	105
Interest on long-term debt	3,717	2,627	3,052
Total interest expense	20,222	12,760	11,725
Net interest income	214,666	204,263	167,997
Provision (benefit) for loan losses	(9,203)	4,327	5,098
Net interest income after provision for loan losses	223,869	199,936	162,899
Noninterest income
Deposit fee income	9,888	12,225	15,886
Mortgage banking and other loan fees	5,569	1,163	30,853
Net gain on sales of loans	29,585	17,747	41,212
Accelerated discount on acquired loans	32,689	18,197	17,154
Net gain (loss) on sales of securities	99	(2,066)	392
Company-owned life insurance	3,115	2,691	1,328
FDIC loss share income	(9,692)	(6,211)	(10,226)
Net gain on sale of branches	—	14,410	—
Bargain purchase gain	—	41,977	71,702
Other income	15,192	17,366	12,837
Total noninterest income	86,445	117,499	181,138
Noninterest expense
Salary and employee benefits	113,097	121,744	146,609
Occupancy and equipment expense	28,546	31,806	26,755
Data processing fees	6,618	6,399	7,591
Professional service fees	12,786	12,952	16,640
Bank acquisition and due diligence fees	2,272	3,765	8,693
Marketing expense	5,550	4,923	3,484
Other employee expense	3,425	2,674	3,096
Insurance expense	5,933	5,697	9,974
FDIC loss share expense	1,374	2,158	2,007
Net loss on early termination of FDIC loss share agreements and warrant	20,364	—	—
Other expense	26,354	26,762	25,965
Total noninterest expense	226,319	218,880	250,814
Income before income taxes	83,995	98,555	93,223
Income tax provision (benefit)	23,866	7,705	(5,335)
Net income	$60,129	$90,850	$98,558
Earnings per common share:
Basic	$0.87	$1.30	$1.49
Diluted	$0.81	$1.21	$1.41
Average common shares outstanding—basic	68,646	69,605	66,230
Average common shares outstanding—diluted	73,331	75,150	69,664
Cash dividends declared on common stock	$2,788	$1,410	$—
Cash dividends declared per common share	$0.04	$0.02	$—
See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income	$60,129	$90,850	$98,558
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(525)	16,381	(17,937)
Reclassification adjustment for (gains) losses on realized income	(99)	2,066	(392)
Tax effect	218	(6,456)	6,415
Net unrealized gains (losses) on securities available-for-sale, net of tax	(406)	11,991	(11,914)
Unrealized losses on interest rate swaps designated as cash flow hedges	(507)	(259)	—
Reclassification adjustment for losses included in net income	437	37	—
Tax effect	25	77	—
Net unrealized losses on interest rate swaps designated as cash flow hedges, net of tax	(45)	(145)	—
Other comprehensive income (loss), net of tax	(451)	11,846	(11,914)
Total comprehensive income, net of tax	$59,678	$102,696	$86,644

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	66,229	$66,229	$356,836	$93,760	$3,918	$520,743
Cumulative effect adjustment of change in accounting policy to beginning retained earnings	—	—	—	31	—	31
Net Income	—	—	—	98,558	—	98,558
Other comprehensive loss	—	—	—	—	(11,914)	(11,914)
Stock-based compensation expense	—	—	9,556	—	—	9,556
Issuance of common shares	5	5	36	—	—	41
Balance at December 31, 2013	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Balance at January 1, 2014	66,234	$66,234	$366,428	$192,349	$(7,996)	$617,015
Net income	—	—	—	90,850	—	90,850
Other comprehensive income	—	—	—	—	11,846	11,846
Stock-based compensation expense	—	—	1,132	—	—	1,132
Restricted stock awards	378	378	(378)	—	—	—
Issuance of common shares, including tax benefit	3,920	3,920	38,254	—	—	42,174
Cash dividends paid on common stock (1)	—	—	—	(1,410)	—	(1,410)
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Balance at January 1, 2015	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	60,129	—	60,129
Other comprehensive loss	—	—	—	—	(451)	(451)
Stock-based compensation expense	—	—	1,780	—	—	1,780
Restricted stock awards, including tax benefit	367	367	(352)	—	—	15
Issuance of common shares, including tax benefit	293	293	(491)	—	—	(198)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Repurchase of 5.1 million shares	(5,077)	(5,077)	(69,910)	—	—	(74,987)
Cash dividends paid on common stock (1)	—	—	—	(2,788)	—	(2,788)
Balance at December 31, 2015	66,115	$66,115	$316,571	$339,130	$3,399	$725,215

(1) The Company declared common stock dividends of $0.01 in each quarter of 2015 and in the third and fourth quarters of 2014.

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$60,129	$90,850	$98,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	6,801	8,048
Amortization of core deposit intangibles	2,637	2,801	2,682
Stock-based compensation expense	1,780	1,132	9,556
Provisions for loan losses	(9,203)	4,327	5,098
Originations of loans held for sale	(1,135,101)	(1,049,213)	(2,339,095)
Proceeds from sales of loans	1,192,342	1,064,107	2,519,722
Net gain from sales of loans	(29,585)	(17,747)	(41,212)
Net gain from sale of branches	—	(14,410)	—
Net (gain)/loss on sales of securities	(99)	2,066	(392)
Gain on acquisition	—	(41,977)	(71,702)
Gain on extinguishment of FHLB advances	—	—	(1,736)
Valuation allowance and writedowns on other real estate and other repossessed assets	9,273	6,139	6,874
Valuation change in Company-owned life insurance	(3,115)	(2,691)	(1,328)
Valuation change in loan servicing rights	10,647	17,037	(7,063)
Net additions to loan servicing rights	(10,864)	(8,265)	(23,916)
Net decrease in FDIC indemnification asset and receivable, net of cash payments received	36,211	51,580	72,392
Write-off of FDIC indemnification asset and receivable (1)	33,169	—	—
Write-off of clawback liability (1)	(27,269)	—	—
Net gain on sales of other real estate owned and repossessed assets	(5,984)	(8,414)	(3,909)
Net (increase)/decrease in accrued interest receivable and other assets	(20,023)	6,169	11,585
Net increase/(decrease) in accrued expenses and other liabilities	(1,230)	5,713	(3,612)
Net securities premium amortization	7,620	5,489	7,539
Deferred income tax (benefit)/expense	19,022	(5,258)	12,647
Change in valuation allowance of deferred income tax asset	2,292	(10,127)	(14,426)
Other, net	888	551	1,617
Net cash from operating activities	140,800	106,660	247,927

Cash flows from investing activities
Net increase in loans	(333,600)	(672,035)	(179,951)
Purchases of loans	(73,385)	(159,585)	—
Purchases of FHLB stock	(10,922)	(10,723)	(490)
Purchases of securities available-for-sale	(353,554)	(298,033)	(421,533)
New investments in Company-owned life insurance	(1,430)	(55,591)	—
Purchases of premises and equipment	(4,793)	(11,138)	(2,629)
Payments received from FDIC under loss share agreements	3,708	14,976	32,319
Proceeds from:
Maturities and redemptions of securities available-for-sale	173,815	119,312	239,835
Redemption of FHLB Stock	2,387	12,747	—
Sale of securities available-for-sale	55,665	82,496	31,667
Sale of loan servicing rights	12,702	—	—
Sale of loans	—	123,833	3,542
Sale of other real estate owned and repossessed assets	46,589	48,215	37,045
Sale of premises and equipment	2,639	3,711	109
Sale of deposits	—	(389,476)	—

Net cash provided from acquisition	810	209,831	394,805
Net cash from (used in) investing activities	(479,369)	(981,460)	134,719

Cash flows from financing activities
Net increase/(decrease) in deposits	264,265	493,632	(250,619)
Draw on senior unsecured line of credit	30,000	—	35,000
Repayments of senior unsecured line of credit	—	(35,000)	—
Net increase/(decrease) in short-term borrowings	183,255	98,849	(3,354)
Issuances of long-term FHLB advances	350,000	180,000	30,000
Repayments of long-term FHLB advances	(248,020)	(23,564)	(179,630)
Repayments on long-term sweep repurchase agreements	(1,644)	(1,635)	(1,627)
Repayments of subordinated debt	(3,500)	—	—
Other changes in long-term debt	163	134	128
Settlement of warrant payable (1)	(4,513)	—	—
Repurchase of 5.1 million shares, at fair value	(74,987)	—	—
Repurchase of warrants to purchase 2.5 million shares, at fair value	(19,892)	—	—
Issuance of common stock and restricted stock awards, including tax benefit	(183)	42,174	41
Cash dividends paid on common stock ($0.04 per share for the year ended 12/31/2015 and $0.02 per share for the year ended 12/31/2014)	(2,788)	(1,410)	—
Net cash from (used in) financing activities	472,156	753,180	(370,061)

Net change in cash and cash equivalents	133,587	(121,620)	12,585
Beginning cash and cash equivalents	253,736	375,356	362,771
Ending cash and cash equivalents	$387,323	$253,736	$375,356

Supplemental disclosure of cash flow information:
Interest paid	$18,130	$12,207	$11,084
Income taxes paid, net of refunds	16,735	5,808	15,800
Transfer from loans to other real estate owned and repossessed assets	27,235	32,808	22,660
Loans securitized	—	—	10,359
Net transfer of loans held for investment to loans held for sale	6,960	18,819	17,708
Transfer from premises and equipment to other real estate owned	889	480	4,052

Non-cash transactions:
Increase in assets and liabilities in acquisitions:
Securities	34,022	13,619	139,764
FHLB stock	874	5,933	12,993
Loans held for sale	—	—	213,946
Loans	162,265	571,666	1,530,376
Premises and equipment	2,077	6,724	22,168
Loan servicing rights	—	767	41,967
Company-owned life insurance	4,719	—	38,172
Other real estate owned and repossessed assets	1,260	30,878	18,448
Core deposit intangible	2,410	3,633	9,816
Goodwill	3,524	—	—
Other assets	6,462	62,542	128,278
Deposits	201,453	857,769	2,121,258
Short-term borrowings	—	18	21,892
Long-term debt	13,086	—	312,956
Other liabilities	3,884	5,829	22,925
(1) Due to the early termination of our loss share agreements, the balances at the time of the effective termination of the FDIC indemnification asset, receivable, clawback liability and warrant payable were written off.
See notes to Consolidated Financial Statements.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation:  The consolidated financial statements include Talmer Bancorp, Inc., (the "Company"), a registered bank holding company, and the accounts and operations of its wholly owned subsidiary bank, Talmer Bank and Trust, ("Talmer Bank" or the "Bank"). Intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through 80 offices as of December 31, 2015, located in Midwest markets in Southeastern Michigan, smaller communities in Northeastern Michigan, Northeastern and Eastern Ohio and Chicago, Illinois and additionally operates one branch in Las Vegas, Nevada.
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
On August 21, 2015, Talmer West Bank was merged with and into Talmer Bank.
On August 31, 2015, the Company repurchased 5,077,000 shares of our Class A common stock in an underwritten public offering by which funds affiliated with WL Ross & Co. LLC ("WL Ross Funds") agreed to sell 9,664,579 shares of their Talmer Class A common stock. The WL Ross Funds received all of the net proceeds from the offering. The purchase price in the offering was $14.77 per share, for an aggregate purchase price of $75.0 million. The shares repurchased by the Company were immediately retired following the purchase.
On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC. The Company and the FDIC also agreed to terminate the warrant to purchase 390,000 shares of Class B non-voting common stock issued to the FDIC. Under the early termination agreement, Talmer Bank paid $11.7 million to the FDIC as consideration for the early termination of the loss share agreements, and under the warrant termination agreement, the Company paid $4.5 million to the FDIC as consideration to terminate all outstanding warrants. The early loss share termination and warrant termination resulted in a pre-tax charge of $20.4 million, or approximately $13.9 million after tax, during the year ended December 31, 2015. This charge resulted from the write-off of the remaining FDIC indemnification assets and FDIC receivable and the $16.2 million total payment to the FDIC, partially offset by the release of both the FDIC warrant payable and the FDIC clawback liability. As a result of the transaction, all loans, allowance for loan losses and other real estate owned previously classified as covered were reclassified to uncovered effective October 1, 2015.
The termination of the FDIC loss share agreements has no impact on the yield or loan loss provision of the previously covered loans. All rights and obligations of the parties under the loss share agreements were eliminated under the termination agreement. Talmer Bank will now recognize entirely all future charge-offs, recoveries, gains, losses and expenses related to the former covered assets, as the FDIC no longer is sharing in such amounts.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Event: For information about the Company's subsequent planned merger with Chemical Financial Corporation refer to Note 25, Subsequent Events.
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
Federal Home Loan Bank ("FHLB") Stock:    Talmer Bank and Trust is a member of the FHLB of Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Prior to the termination of the loss share agreements with the FDIC, certain loans acquired in FDIC-assisted transactions were initially covered under loss share agreements and referred to as covered loans. Pursuant to the terms of the loss share agreements, the FDIC would reimburse the Company for 80% of losses incurred on covered loans. For certain purchased loans, the reimbursement rate for losses were reduced for losses above a certain threshold. The Company would reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid the Company a reimbursement under the loss share agreement. For loans that were fully charged off prior to acquisition, the FDIC would reimburse the Company for 50% of expenses incurred to collect on the loan and the Company would reimburse the FDIC for 50% of the recoveries recognized from its collection efforts. All rights and obligations of the parties under the loss share agreements were eliminated under the termination agreement. Talmer Bank will now recognize entirely all future charge-offs, recoveries, gains. losses and expenses related to the former covered assets, as the FDIC no longer is sharing in such amounts.
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
During the normal course of business, loans originated with the initial intention to sell, but not ultimately sold, are transferred from held for sale to our portfolio of loans held for investment. During the year ended December 31, 2015, the Company transferred $7.0 million of loans held for sale to our portfolio of loans held for investment. In accordance with the provisions of FASB ASC Topic 825 "Financial Instruments," loans elected to be carried at fair value retain the election and continue to be carried at fair value. Loans held for sale are carried at fair value based on the Company's election of the fair

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value option, and as such, the loans transferred from held for sale will continue to be reported at fair value. The fair value of these loans is estimated using discounted cash flows taking into consideration current market interest rates, loan repricing characteristics and expected loan prepayment speeds, while also taking into consideration other significant unobservable inputs such as the payment history and credit quality characteristic of each individual loan, and an illiquidity discount reflecting the relative illiquidity of the market.
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
Allowance for Loan Losses:
Purchased Loans:    The Company maintains an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30 and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on these loans on a quarterly basis, with any decline in expected cash flows due to credit triggering impairment recorded as provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows, discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, the Company first reverses any previously recorded allowance for loan losses, then adjusts the amount of accretable yield recognized on a prospective basis over the loan's remaining life. For purchased non-credit impaired loans acquired in the acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank or Talmer West Bank, as applicable or Talmer Bank, following each bank's respective merger with Talmer Bank, for loans with similar characteristics as those acquired other than purchased credit impaired loans. We record an allowance for loan losses only when the calculated amount exceeds the remaining credit mark established at acquisition. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.
Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools of loans with similar characteristics. The allowance for commercial and industrial, commercial real estate and real estate construction loans that are not individually evaluated for impairment begins with a process of estimating probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. We assign internal credit risk ratings to each business loan at the time the loan is approved and these risk ratings are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. Since the operating history of Talmer Bank is limited and it has grown rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by all banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. Loss estimates are established by loan type including residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer, and further segregated by region, including Michigan, Ohio, Illinois and Nevada, where applicable. In addition, management consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts and any adjustments are made accordingly.
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
FDIC Indemnification Asset and Clawback Liability:    The FDIC indemnification asset resulted from the loss share agreements in FDIC-assisted transactions. The asset was measured separately from the related covered assets as it was not contractually embedded in those assets and was not transferable with the assets. Prior to the termination of the loss share agreements with the FDIC, the FDIC would reimburse the Company for 80% of losses incurred on covered assets. For certain purchased loans, the reimbursement rate for losses was reduced for losses above a certain threshold. Expected reimbursements from the FDIC did not include reimbursable amounts related to future covered expenditures.
FDIC indemnification assets were recorded at fair value at the time of the FDIC-assisted transaction. Fair values were determined using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to the present value and the discount rate included a risk premium to reflect the uncertainty of the timing and collection of the loss sharing reimbursement from the FDIC.
The accounting for FDIC indemnification assets was closely related to the accounting for the underlying, covered assets. The Company re-estimated the expected indemnification asset cash flows in conjunction with the quarterly re-estimation of cash flows on covered assets accounted for under ASC 310-30. Improvements in cash flow expectations on covered assets generally resulted in a related decline in the expected indemnification cash flows and were reflected as a downward yield adjustment on the indemnification assets. When the expected cash flows on the indemnified assets increased such that a previously recorded covered allowance for loan losses was reversed, we accounted for the associated decrease in the indemnification asset immediately in earnings. Any remaining decrease in the indemnification asset was amortized over the lesser of the contractual term of the loss share agreement or the remaining life of the indemnified asset. Deterioration in cash flow expectations on covered assets generally resulted in an increase in expected indemnification cash flows and was reflected as both FDIC loss share income and an increase to the indemnification asset.
Reimbursement requests were submitted to the FDIC on a quarterly basis for all covered assets.
The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements contained a provision where if losses did not exceed a calculated threshold, the Company would be obligated to compensate the FDIC. This obligation was referred to as the FDIC clawback liability and, if applicable, would be due to the FDIC at the end of the loss share period (ten years). The formula for the FDIC clawback liability varied from agreement to agreement and was calculated using the formula provided in the individual loss share agreements and was not consolidated into one calculation.
Due to the early termination of the FDIC loss share agreements in the fourth quarter of 2015, there was no remaining balance of FDIC indemnification asset, receivable or clawback liability as of December 31, 2015.
 Premises and Equipment:    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with useful lives ranging from 10 to 40 years for buildings and related components, 1 to 10 years for furniture, fixtures and equipment, and 1 to 3 years for software

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and hardware. Leasehold improvements are amortized over the lesser of their useful lives or the base term of the respective lease. Maintenance and repairs are charged to operations as incurred.
Other Real Estate Owned and Repossessed Assets:    Other real estate owned and repossessed assets represent property acquired by the Company as part of an acquisition or subsequently through the loan foreclosure or repossession process, or any other resolution activity where the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement and additionally includes closed branches or operating facilities. The acquired properties are recorded at fair value at the date of acquisition. When we take real estate that secures a loan into other real estate owned, we charge off the difference between the loan balance and the fair value of the property less estimated costs to sell to the allowance for loan losses. Foreclosed properties and closed branches or operating facilities are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, all other real estate owned is valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed by management. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Subsequent write-downs, for amounts not expected to be recovered, in the carrying value of other real estate owned and repossessed asset properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property. Improvement amounts may not be capitalized in excess of the net realizable value of the property. Any gains or losses realized at the time of disposal are reflected in the Consolidated Statements of Income. Prior to the termination of the loss share agreements with the FDIC, 80% of losses and expenses incurred while holding covered other real estate owned and repossessed assets were reimbursed by the FDIC. In addition, any losses recognized at foreclosure, during the holding period or realized at the time of disposal were partially offset by the FDIC loss share income and were reflected in the Consolidated Statements of Income. In addition, any gains realized were shared with the FDIC in accordance with the loss share agreements.
Goodwill and Other Intangible Assets:
Goodwill: Goodwill resulting from the First of Huron Corp. acquisition represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings.
Core Deposit Intangibles (CDIs): CDIs represent the estimated value of acquired relationships with deposit customers. The estimated fair value of CDIs are based on a discounted cash flow methodology that gives appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. CDIs are amortized on an accelerated basis over their useful lives. CDIs are evaluated on an annual basis for impairment in accordance with ASC Topic 350, "Intangibles—Goodwill and Other".
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
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Customer-Initiated Derivatives:    The Company enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies ("customer-initiated derivatives"). Therefore, these derivatives are not used to manage interest rate risk in the Company's assets or liabilities. The Company generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results from the spread between the customer derivatives and the offsetting dealer positions. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further by the type of hedging relationship. The Company presents derivative instruments at fair value in the Consolidated Balance Sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty for derivative contracts that are

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subject to legally enforceable master netting arrangements. For derivative instruments not designated as hedging instruments, the gain or loss derived from changes in fair value are recognized in current earnings during the period of change.
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
A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not test" test, no tax benefit is recorded.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Cash:    Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.
Dividend Restriction:    Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.
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
In January of 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends the accounting guidance related to the classification and measurement of financial instruments. While ASU 2016-01 retains many current requirements, it revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires entities to carry investments in equity securities at fair value through net income, with exceptions for investments that qualify for the equity method of accounting, investments resulting in investee consolidation, or investments in which the practicability exception to fair value measurement has been elected. The ASU also provides a new requirement to separately present in other comprehensive income the fair value change of instrument-specific credit risk, with exceptions to derivative liabilities which will continue to be presented in net income. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. As such, the Company will adopt ASU 2016-01 as of January 1, 2018. Under the provision, the Company will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the year in which the

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance is effective. Exceptions exist for equity securities without readily determinable fair values and the use of the exit price to measure fair value for disclosure purposes, which will both be applied prospectively as of the date of adoption. The Company is currently evaluating the provisions of ASU 2016-01.
2. BUSINESS COMBINATIONS
The Company has determined that the acquisitions of First of Huron Corp. (“FHC”), and its subsidiary bank, Signature Bank, Talmer West Bank (formerly known as Michigan Commerce Bank) and First Place Bank constitute business combinations as defined by FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement.” In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

On February 6, 2015, the Company acquired FHC for aggregate cash consideration of $13.4 million. In connection with the merger, FHC merged with Talmer Bancorp, Inc., with Talmer Bancorp, Inc. as the surviving company in the merger.  Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust, with Talmer Bank and Trust as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received FHC’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC. The Company incurred $1.2 million of acquisition related expenses during the year ended December 31, 2015, related to the acquisition of FHC, included within “Bank acquisition and due diligence fees” in the Consolidated Statements of Income. All of the branches acquired fit squarely within the Company’s target market areas.

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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
2. BUSINESS COMBINATIONS (Continued)

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

The FHC acquisition resulted in recognition of $3.5 million of goodwill which is the excess of the consideration paid over the fair value of net assets acquired, and is the result of expected operational synergies and other factors. The recognized goodwill is not deductible for tax purposes.

Loans acquired in the FHC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under ASC 310-30 defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.)

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
December 31, 2015
2. BUSINESS COMBINATIONS (Continued)

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
Immediately prior to consummation of the acquisition, Capitol Bancorp Ltd. merged Indiana Community Bank, Bank of Las Vegas and Sunrise Bank of Albuquerque with and into Michigan Commerce Bank, with Michigan Commerce Bank as the surviving bank in the merger. Simultaneously with the merger, Michigan Commerce Bank changed its name to Talmer West Bank. Following the acquisition, the Company contributed $99.5 million of additional capital to Talmer West Bank in order to recapitalize the bank. In order to support the acquisition and recapitalization of Talmer West Bank, the Company borrowed $35.0 million under a senior unsecured line of credit. The Company used a portion of the net proceeds from the initial public offering that closed on February 14, 2014 to repay the $35.0 million during the first quarter of 2014. Talmer West Bank was consolidated with and into Talmer Bank and Trust on August 21, 2015. The Company incurred $697 thousand and $3.0 million of acquisition related expenses related to the acquisition of Talmer West Bank during the years ended December 31, 2015 and

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
2. BUSINESS COMBINATIONS (Continued)

2014, respectively. These acquisition related expenses are included within "Bank acquisition and due diligence fees" in the Consolidated Statements of Income. Twelve of the branches acquired, or 70% of the total number of branches acquired in the acquisition, fit squarely within the Company's target market areas.
The assets and liabilities associated with the acquisition of Talmer West Bank were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date as presented in the following table.

(Dollars in thousands)
Consideration paid:
Cash	$6,500
Fair value of identifiable assets acquired:
Cash and cash equivalents	216,331
Investment securities	13,619
Federal Home Loan Bank stock	5,933
Loans	571,666
Premises and equipment	6,724
Loan servicing rights	767
Other real estate owned	30,878
Core deposit intangible	3,633
Other assets	62,542
Total identifiable assets acquired	912,093
Fair value of liabilities assumed:
Deposits	857,769
Other liabilities	5,847
Total liabilities assumed	863,616
Fair value of net identifiable assets acquired	48,477
Bargain purchase gain resulting from acquisition	$41,977
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
2. BUSINESS COMBINATIONS (Continued)

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
_______________________________________________________________________________

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
December 31, 2015
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
Information regarding acquired loans accounted for under ASC 310-30 as well as those excluded from ASC 310-30 accounting at acquisition date is as follows:

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
2. BUSINESS COMBINATIONS (Continued)

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
December 31, 2015
3. FAIR VALUE (Continued)

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
Level 3 included an obligation of a political subdivision as of December 31, 2015, representative of a security in a less liquid market requiring significant management assumptions when determining fair value. As of December 31, 2014, securities classified as Level 3 also included a trust preferred security and a privately issued subordinated corporate debt security (included within "Corporate debt securities"). The fair values of these investment securities represent less than one percent of the total available-for-sale securities at each period end. The fair value of the political subdivision obligation and the subordinated corporate debt security has been determined to be equal to the carrying cost since the securities were acquired. The issuers have continued to pay their obligations without fail and the Company has not received any information to question further payments. Since the purchase of this security, no credit related concerns have come to the Company's attention, therefore, no adjustment for credit loss assumptions were made. The fair value of the trust preferred security, at December 31, 2014, was compiled by a third-party vendor through consideration of then recent trades and/or auctions of comparable securities, where applicable and are presented without adjustment. Comparable securities consider credit, structure, tenor, trade flows and cash flow characteristics. Due to the limited sales of these types of securities, significant unobservable assumptions were included to determine comparable securities to be included in the analysis.
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
December 31, 2015
3. FAIR VALUE (Continued)

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
Premises and equipment:    Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Impaired premises and equipment at both December 31, 2015 and 2014 were recorded at fair value based on a recent appraisal through a valuation allowance. The Company classifies impaired premises and equipment as nonrecurring Level 3.
FDIC indemnification asset:    The fair value of the FDIC indemnification asset at December 31, 2014 was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. The Company re-estimated the expected indemnification asset cash flows in conjunction with the quarterly re-estimation of cash flows on covered loans accounted for under ASC 310-30. The expected cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss share reimbursement from the FDIC. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be subject to significant change. The estimates used in calculating the value of the FDIC indemnification asset were reflective of the estimates utilized to determine the estimated fair value of loans accounted for under ASC 310-30. The Company classified the December 31, 2014 estimated fair value of the FDIC indemnification asset as Level 3. On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC, eliminating the FDIC indemnification asset.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

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
FDIC receivable:    The FDIC receivable represented claims submitted to the Federal Deposit Insurance Corporation ("FDIC") for reimbursement for which the Company expected to receive payment within 90 days at December 31, 2014. Due to the short term nature, the carrying amount of these instruments approximated the estimated fair value. The Company classified the estimated fair value of FDIC receivable at December 31, 2014 as Level 2. On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC, eliminating the FDIC receivable.
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
Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Company assesses the significance of the

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both December 31, 2015 and 2014, it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the company classifies its risk management cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.
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
Clawback liability:    The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements contained a provision where if losses do not exceed a calculated threshold, the Company would have been obligated to compensate the FDIC. The carrying amount of these instruments approximated the estimated fair value at December 31, 2014. The estimated fair value required management's assumption of what estimated losses would be, which is a significant component. As such, the Company classified the estimated fair value of the FDIC clawback liability at December 31, 2014 as Level 3. On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC, eliminating the clawback liability.
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
FDIC warrant payable:    FDIC warrants payable represented stock warrants that were issued to the FDIC in connection with the 2010 FDIC-assisted acquisition of CF Bancorp at December 31, 2014. These warrants were recorded at net present value based on management estimates used in a discounted pricing model. The inputs into the pricing model included management's assumption of an annualized growth rate. The carrying amount of these instruments approximated the estimated fair value. The Company classified the estimated fair value of FDIC warrants payable at December 31, 2014 as Level 3. On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the FDIC warrant payable.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$60,022	$—	$60,022	$—
Obligations of state and political subdivisions:
Taxable	1,321	—	1,003	318
Tax-exempt	287,208	—	287,208	—
Small Business Administration ("SBA") Pools	27,925	—	27,925	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,306	—	309,306	—
Privately issued	89,450	—	89,450	—
Privately issued commercial mortgage-backed securities	13,705	—	13,705	—
Corporate debt securities	101,833	—	101,833	—
Total securities available-for-sale	890,770	—	890,452	318
Loans measured at fair value:
Residential real estate	22,233	—	—	22,233
Loans held for sale	58,223	—	58,223	—
Loan servicing rights	58,113	—	—	58,113
Derivative assets:
Interest rate lock commitments	1,220	—	1,220	—
Customer-initiated derivatives	4,143	—	4,143	—
Risk management derivatives	105	—	105	—
Total derivatives	5,468	—	5,468	—
Total assets at fair value	$1,034,807	$—	$954,143	$80,664
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	38	—	38	—
Customer-initiated derivatives	4,144	—	4,144	—
Risk management derivatives	397	—	397	—
Total derivatives	4,579	—	4,579	—
Total liabilities at fair value	$4,579	$—	$4,579	$—

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

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
During the year ended December 31, 2015, two privately issued subordinated debt securities (included within "Corporate debt securities") were transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for these securities becoming active during the period. There were no transfers between levels within the fair value hierarchy during the year ended December 31, 2014.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Year ended December 31, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfers between levels within fair value hierarchy	—	(3,425)	—	—
Transfers from loans held for sale	—	—	6,959	—
Gains (losses):
Recorded in earnings (realized):
Recorded in "Interest on investments"	1	—	—	—
Recorded in "Net gain on sales of loans"	—	—	234	—
Recorded in "Mortgage banking and other loan fees"	—	—	(337)	(10,647)
New originations	—	—	—	10,864
Reduction from loans and servicing rights sold	—	—	—	(12,702)
Repayments	(80)	—	(4,149)	—
Balance, end of period	$318	$—	$22,233	$58,113

	Year ended December 31, 2014
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$396	$405	$17,708	$78,603
Additions due to acquisition	—	—	—	767
Transfers from loans held for sale	—	—	3,505	—
Total Gains (losses)
Recorded in earnings (realized):
Recorded in "Interest on investments"	1	4	—	—
Recorded in "Net gain on sales of loans"	—	—	75	—
Recorded in "Mortgage banking and other loan fees"	—	—	669	(17,037)
Recorded in OCI (pre-tax)	—	16	—	—
Purchases	—	3,000	—	—
New originations	—	—	—	9,036
Reductions from loans and servicing rights sold	—	—	—	(771)
Repayments	—	—	(2,559)	—
Draws on previously issued lines of credits	—	—	128	—
Balance, end of period	$397	$3,425	$19,526	$70,598
The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

	December 31,
(Dollars in thousands)	2015	2014
Aggregate fair value	$22,233	$19,526
Contractual balance	21,910	19,100
Fair market value gain	323	426
There were no gains (losses) included in the fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2015 was $275 thousand and $364 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2015, $275 thousand were on nonaccrual status. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2014 was $155 thousand and $191 thousand, respectively. Of the aggregate fair value of loans that were 90 days or more past due as of December 31, 2014, $155 thousand were on nonaccrual status.
Interest income is recorded based on the contractual terms of the loans in accordance with the Company's policy on loans held for investment and is recorded in "Interest and fees on loans" in the Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, there were $831 thousand, $604 thousand and $108 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.
The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Change in fair value:
Included in "Net gain on sales of loans"	$234	$75	$(193)
Included in "Mortgage banking and other loan fees"	(337)	669	—
The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company policy on loans held for investment in "Interest and fees on loans" in the Consolidated Statements of Income. The aggregate fair value of loans held for sale that were 90 days past due and on nonaccrual status as of December 31, 2015 was $7 thousand. None of these loans were 90 days past due or on nonaccrual status as of December 31, 2014.
The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

	December 31,
(Dollars in thousands)	2015	2014
Aggregate fair value	$58,223	$93,453
Contractual balance	55,911	89,138
Unrealized gain	2,312	4,315

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

The total amount of gains (losses) from changes in fair value of loans held for sale included in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income (1)	$3,707	$5,151	$4,660
Change in fair value (2)	(2,003)	1,630	(2,940)
Total included in earnings	$1,704	$6,781	$1,720
(1) Included in "Interest and fees on loans" in the Consolidated Statements of Income.
(2) Included in "Net gain on sales of loans" in the Consolidated Statements of Income.
Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. These include assets that are recorded at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans:(1)
Commercial real estate	$2,960	$—	$—	$2,960
Residential real estate	5,381	—	—	5,381
Commercial and industrial	11,522	—	—	11,522
Real estate construction	195	—	—	195
Consumer	18	—	—	18
Total impaired loans	20,076	—	—	20,076
Other real estate owned (uncovered)(2)	4,562	—	—	4,562
Repossessed assets(3)	5,038	—	—	5,038
Premises and equipment(4)	1,575	—	—	1,575
Total	$31,251	$—	$—	$31,251
December 31, 2014
Impaired loans:(1)
Uncovered
Commercial real estate	$4,115	$—	$—	$4,115
Residential real estate	2,898	—	—	2,898
Commercial and industrial	579	—	—	579
Consumer	12	—	—	12
Total uncovered impaired loans	7,604	—	—	7,604
Covered
Residential real estate	152	—	—	152
Commercial and industrial	350	—	—	350
Total covered impaired loans	502	—	—	502
Total impaired loans	8,106	—	—	8,106
Other real estate owned (uncovered)(2)	9,670	—	—	9,670
Other real estate owned (covered)(5)	3,807	—	—	3,807
Repossessed assets(3)	9,654	—	—	9,654
Premises and equipment(4)	675	—	—	675
Total	$31,912	$—	$—	$31,912
_____________________________________________________________________________

(1)
Specific reserves of $4.4 million and $2.9 million were provided to reduce the value of these loans at December 31, 2015 and 2014, respectively, based on the estimated fair value of the underlying collateral. In addition, net charge-offs of $306 thousand and $32 thousand reduced the fair value of these loans in the years ended December 31, 2015 and 2014, respectively.

(2)	The Company charged $3.2 million and $4.0 million through other noninterest expenses during the years ended December 31, 2015 and 2014, respectively, to reduce the fair value of these properties.

(3)
The Company charged $1.1 million and $460 thousand through other noninterest expense during the years ended December 31, 2015 and 2014, respectively, to reduce the fair value of these properties. A valuation allowance of $5.1 million and $460 thousand was provided to reduce the fair value of these repossessed assets at December 31, 2015 and 2014, respectively, based on the estimated fair value as of each respective date.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

(4)
The Company charged $1.1 million and $185 thousand through other noninterest expenses during the years ended December 31, 2015 and 2014, respectively, to reduce the value of premises and equipment deemed impaired during the period.

(5)
The Company charged $1.7 million through other noninterest expenses during the year ended December 31, 2014, to reduce the fair value of these properties. These expenses were partially offset by FDIC loss share income recorded due to the associated loss share coverage.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets:
Cash and cash equivalents	$387,323	$387,323	$74,734	$312,589	$—
Federal Home Loan Bank stock	29,621	N/A
Net loans(1)	4,752,747	4,827,556	—	—	4,827,556
Accrued interest receivable	15,646	15,646	—	15,646	—
Company-owned life insurance	107,065	107,065	—	107,065	—
Securities held-to-maturity	1,678	1,678	—	—	1,678
Financial liabilities:
Deposits:
Savings and demand deposits	$3,343,478	$3,343,478	$—	$3,343,478	$—
Time deposits(2)	1,671,103	1,670,058	—	1,670,058	—
Total deposits	5,014,581	5,013,536	—	5,013,536	—
Short-term borrowings	348,998	348,998	—	348,998	—
Long-term debt	464,057	456,746	—	456,746	—
Accrued interest payable	3,568	3,568	—	3,568	—
Deferred compensation plan liabilities	1,982	1,982	—	1,982	—
_______________________________________________________________________________

(1)	Included $20.1 million of impaired loans recorded at fair value on a nonrecurring basis and $22.2 million of loans recorded at fair value on a recurring basis.
(2) Includes $61.2 million of other brokered funds.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
3. FAIR VALUE (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$253,736	$253,736	$86,185	$167,551	$—
Federal Home Loan Bank stock	20,212	N/A
Net loans, excluding covered loans(1)	3,868,818	3,948,847	—	—	3,948,847
Net covered loans(2)	325,137	420,627	—	—	420,627
Accrued interest receivable	12,533	12,553	—	12,553	—
FDIC indemnification asset	67,026	34,572	—	—	34,572
FDIC receivable	6,062	6,062	—	6,062	—
Company-owned life insurance	97,782	97,782	—	97,782	—
Securities held-to-maturity	1,226	1,226	—	—	1,226
Financial liabilities:
Deposits:
Savings and demand deposits	$3,288,414	$3,288,414	$—	$3,288,414	$—
Time deposits(3)	1,260,449	1,260,453	—	1,260,453	—
Total deposits	4,548,863	4,548,867	—	4,548,867	—
FDIC clawback liability	26,905	26,905	—	—	26,905
Short-term borrowings	135,743	135,743	—	135,743	—
Long-term debt	353,972	348,373	—	348,373	—
FDIC warrants payable	4,633	4,633	—	—	4,633
Accrued interest payable	1,476	1,476	—	1,476	—
Deferred compensation plan liabilities	587	587	—	587	—
_______________________________________________________________________________

(1)	Included $7.6 million of impaired loans recorded at fair value on a nonrecurring basis and $19.5 million of loans recorded at fair value on a recurring basis.

(2)	Included $502 thousand of impaired loans recorded at fair value on a nonrecurring basis.

(3)	Includes $72.3 million of other brokered funds.
4. SECURITIES
The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
4. SECURITIES (Continued)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$59,414	$614	$(6)	$60,022
Obligations of state and political subdivisions:
Taxable	1,318	3	—	1,321
Tax-exempt	282,366	5,312	(470)	287,208
SBA Pools	27,561	368	(4)	27,925
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	308,396	2,014	(1,104)	309,306
Privately issued	90,084	—	(634)	89,450
Privately issued commercial mortgage-backed securities	13,826	—	(121)	13,705
Corporate debt securities	102,284	127	(578)	101,833
Total securities available-for-sale	$885,249	$8,438	$(2,917)	$890,770

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,678	$—	$—	$1,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. government sponsored agency obligations	$97,746	$791	$(179)	$98,358
Obligations of state and political subdivisions:
Taxable	397	—	—	397
Tax-exempt	229,404	3,578	(723)	232,259
SBA Pools	33,824	209	(100)	33,933
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	289,156	2,886	(283)	291,759
Privately issued	18,814	27	(41)	18,800
Privately issued commercial mortgage-backed securities	5,127	3	—	5,130
Corporate debt securities	60,206	209	(232)	60,183
Total securities available-for-sale	$734,674	$7,703	$(1,558)	$740,819

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,226	$—	$—	$1,226

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
4. SECURITIES (Continued)

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the years ended December 31 ,
(Dollars in thousands)	2015	2014	2013
Proceeds	$55,665	$82,496	$31,667
Gross gains	412	248	420
Gross losses	(313)	(2,314)	(28)
The amortized cost and fair value of debt securities by contractual maturity at December 31, 2015 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$6,247	$6,281
After one year through five years	144,865	146,066
After five years through ten years	198,892	200,943
After ten years	535,245	537,480
Total securities available-for-sale	$885,249	$890,770
Securities held-to-maturity:
After one year through five years	$1,678	$1,678
Total securities held-to-maturity	$1,678	$1,678
Securities with a carrying value of $390.5 million and $337.8 million were pledged at December 31, 2015 and 2014, respectively, to secure borrowings and deposits.
At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
4. SECURITIES (Continued)

A summary of the Company's investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2015
U.S. government sponsored agency obligations	$9,994	$(6)	$—	$—	$9,994	$(6)
Obligations of state and political subdivisions:
Tax-exempt	46,062	(357)	6,957	(113)	53,019	(470)
SBA Pools	1,521	(4)	—	—	1,521	(4)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	118,509	(1,104)	—	—	118,509	(1,104)
Privately issued	89,450	(634)	—	—	89,450	(634)
Privately issued commercial mortgage-backed securities	13,706	(121)	—	—	13,706	(121)
Corporate debt securities	74,494	(558)	431	(20)	74,925	(578)
Total securities available-for-sale	$353,736	$(2,784)	$7,388	$(133)	$361,124	$(2,917)
December 31, 2014
U.S. government sponsored agency obligations	$—	$—	$14,821	$(179)	$14,821	$(179)
Obligations of state and political subdivisions:
Tax-exempt	31,054	(260)	33,650	(463)	64,704	(723)
SBA Pools	1,844	(4)	17,682	(96)	19,526	(100)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	36,261	(85)	27,361	(198)	63,622	(283)
Privately issued	7,801	(41)	8	—	7,809	(41)
Corporate debt securities	22,520	(162)	8,912	(70)	31,432	(232)
Total securities available-for-sale	$99,480	$(552)	$102,434	$(1,006)	$201,914	$(1,558)
As of December 31, 2015, the Company's security portfolio consisted of 339 securities, 95 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.
The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At December 31, 2015, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $361.1 million with gross unrealized losses of $2.9 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

5. LOANS
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
On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC. As a result, all loss share agreements have been eliminated and no loans are considered covered at December 31, 2015.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

Loans at December 31, 2015 and December 31, 2014 were as follows:

	Covered loans			Uncovered loans
(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total covered loans	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total uncovered loans	Total
December 31, 2015
Commercial real estate	$—	$—	$—	$250,497	$1,317,600	$1,568,097	$1,568,097
Residential real estate	—	—	—	273,845	1,273,954	1,547,799	1,547,799
Commercial and industrial	—	—	—	24,724	1,232,682	1,257,406	1,257,406
Real estate construction	—	—	—	10,783	230,820	241,603	241,603
Consumer	—	—	—	9,417	182,378	191,795	191,795
Total	$—	$—	$—	$569,266	$4,237,434	$4,806,700	$4,806,700	(1)
December 31, 2014
Commercial real estate	$160,886	$25,776	$186,662	$190,148	$1,120,790	$1,310,938	$1,497,600
Residential real estate	86,515	21,711	108,226	239,523	1,186,489	1,426,012	1,534,238
Commercial and industrial	23,752	8,896	32,648	15,499	853,978	869,477	902,125
Real estate construction	8,415	974	9,389	8,309	123,377	131,686	141,075
Consumer	9,469	96	9,565	2,389	162,135	164,524	174,089
Total	$289,037	$57,453	$346,490	$455,868	$3,446,769	$3,902,637	$4,249,127	(1)
_______________________________________________________________________________

(1)	Reported net of deferred costs totaling $1.9 million and deferred fees totaling $4.6 million at December 31, 2015 and 2014, respectively.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

Information as to nonperforming assets was as follows:

	December 31,
(Dollars in thousands)	2015	2014
Uncovered nonperforming assets
Nonaccrual loans
Commercial real estate	$16,798	$13,756
Residential real estate	18,390	17,374
Commercial and industrial	21,668	3,550
Real estate construction	413	174
Consumer	206	257
Total nonaccrual loans	57,475	35,111
Other real estate owned and repossessed assets(1)	28,157	36,872
Total uncovered nonperforming assets	85,632	71,983
Covered nonperforming assets
Nonaccrual loans
Commercial real estate	—	15,723
Residential real estate	—	1,848
Commercial and industrial	—	3,560
Real estate construction	—	713
Consumer	—	13
Total nonaccrual loans	—	21,857
Other real estate owned and repossessed assets	—	10,719
Total covered nonperforming assets	—	32,576
Total nonperforming assets	$85,632	$104,559
Uncovered loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$58	$12
Commercial and industrial	14	—
Consumer	225	41
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$297	$53
_______________________________________________________________________________

(1)	Excludes closed branches and operating facilities.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	December 31, 2015
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$2,662	$1,378	$13,520	$17,560	$1,300,040	$1,317,600	$—
Residential real estate	10,582	2,539	7,377	20,498	1,253,456	1,273,954	58
Commercial and industrial	9,079	2,099	4,955	16,133	1,216,549	1,232,682	14
Real estate construction	2,046	—	304	2,350	228,470	230,820	—
Consumer	1,287	402	287	1,976	180,402	182,378	225
Total	$25,656	$6,418	$26,443	$58,517	$4,178,917	$4,237,434	$297

	December 31, 2014
(Dollars in thousands)	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Uncovered loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$4,870	$1,083	$11,333	$17,286	$1,103,504	$1,120,790	$—
Residential real estate	11,709	2,044	9,593	23,346	1,163,143	1,186,489	12
Commercial and industrial	4,679	184	2,960	7,823	846,155	853,978	—
Real estate construction	1,004	136	174	1,314	122,063	123,377	—
Consumer	964	152	150	1,266	160,869	162,135	41
Total	$23,226	$3,599	$24,210	$51,035	$3,395,734	$3,446,769	$53
Covered loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$—	$—	$4,569	$4,569	$21,207	$25,776	$—
Residential real estate	238	35	1,179	1,452	20,259	21,711	—
Commercial and industrial	373	7	2,923	3,303	5,593	8,896	—
Real estate construction	—	—	710	710	264	974	—
Consumer	—	—	2	2	94	96	—
Total	$611	$42	$9,383	$10,036	$47,417	$57,453	$—

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

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
Information as to total impaired loans (both individually and collectively evaluated for impairment) is as follows:

	December 31,
(Dollars in thousands)	2015	2014
Uncovered
Nonaccrual loans	$57,475	$35,111
Performing troubled debt restructurings:
Commercial real estate	15,340	3,785
Residential real estate	5,749	1,368
Commercial and industrial	3,438	840
Real estate construction	420	90
Consumer	242	234
Total uncovered performing troubled debt restructurings	25,189	6,317
Total uncovered impaired loans	$82,664	$41,428
Covered
Nonaccrual loans	$—	$21,857
Performing troubled debt restructurings:
Commercial real estate	—	9,017
Residential real estate	—	3,046
Commercial and industrial	—	1,137
Real estate construction	—	264
Total covered performing troubled debt restructurings	—	13,464
Total covered impaired loans	$—	$35,321
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
As of December 31, 2015, there were $14.5 million of nonperforming TDRs and $25.2 million of performing TDRs included in impaired loans. As of December 31, 2014, there were $25.0 million of nonperforming TDRs and $19.8 million of performing TDRs included in impaired loans. All TDRs are considered impaired loans in the calendar year of their

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

restructuring. In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six months performance requirement; however, it will continue to be reported as a TDR and considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties which is documented by a current credit evaluation the loan is no longer required to be reported as a TDR.
The following tables present the recorded investment of loans modified in TDRs during the years ended December 31, 2015 and 2014 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction(1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at December 31, 2015	Net charge-offs (recoveries)	Provision (benefit) for loan losses
For the year ended December 31, 2015
Uncovered
Commercial real estate	$100	$—	$3,646	$1,481	33	$5,227	$(686)	$(76)
Residential real estate	2,638	127	1,216	—	61	3,981	106	707
Commercial and industrial	965	—	1,886	—	41	2,851	82	300
Real estate construction	195	—	67	—	4	262	—	100
Consumer	77	7	—	—	6	84	4	11
Total loans	$3,975	$134	$6,815	$1,481	145	$12,405	$(494)	$1,042
_______________________________________________________________________________

(1)	Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2015 totaled $209 thousand.

	Concession type							Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction(1)	Interest rate	Forbearance agreement	A/B Note Restructure (2)	Total number of loans	Total recorded investment at December 31, 2014	Net charge-offs (recoveries)	Provision (benefit) for loan losses(3)
For the year ended December 31, 2014
Uncovered
Commercial real estate	$448	$—	$2,022	$2,001	$—	20	$4,471	$30	$850
Residential real estate	116	1,070	1,315	160	—	40	2,661	(135)	411
Commercial and industrial	70	—	194	264	—	20	528	28	12
Consumer	142	82	54	10	—	8	288	(2)	30
Total uncovered	$776	$1,152	$3,585	$2,435	$—	88	$7,948	$(79)	$1,303
Covered
Commercial real estate	$—	$—	$631	$416	$10,656	5	$11,703	$—	$373
Residential real estate	594	45	238	—	—	22	877	(13)	35
Commercial and industrial	—	—	173	86	—	8	259	—	7
Real estate construction	257	—	—	—	—	2	257	—	—
Total covered	$851	$45	$1,042	$502	$10,656	37	$13,096	$(13)	$415
Total loans	$1,627	$1,197	$4,627	$2,937	$10,656	125	$21,044	$(92)	$1,718
_______________________________________________________________________________

(1)	Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2014 totaled $1.3 million.

(2)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loans which is expected to be collected; and a "B" note, which is fully charged off.

(3)	The provision for loan losses for covered loans was partially offset by the build of an associated FDIC indemnification asset on covered loans.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction(1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at December 31, 2013	Net charge-offs (recoveries)	Provision (benefit) for loan losses(2)
For the year ended December 31, 2013
Uncovered
Commercial real estate	$1,737	$—	$3,416	$19	12	$5,172	$550	$308
Residential real estate	3	1,539	1,255	—	30	2,797	313	800
Commercial and industrial	636	—	302	—	11	938	—	(33)
Real estate construction	90	—	—	—	3	90	—	—
Consumer	—	—	30	—	4	30	2	3
Total uncovered	$2,466	$1,539	$5,003	$19	60	$9,027	$865	$1,078
Covered
Commercial real estate	$202	$—	$1,933	$1	17	$2,136	$1,138	$752
Residential real estate	1,091	46	183	—	29	1,320	47	97
Commercial and industrial	594	54	468	73	34	1,189	218	168
Real estate construction	774	—	7	—	4	781	—	—
Consumer	6	—	—	—	3	6	(8)	(8)
Total covered	$2,667	$100	$2,591	$74	87	$5,432	$1,395	$1,009
Total loans	$5,133	$1,639	$7,594	$93	147	$14,459	$2,260	$2,087
_______________________________________________________________________________

(1)	Loan forgiveness related to loans modified in TDRs for the year ended December 31, 2013 totaled $1.4 million.

(2)	The provision for loan losses for covered loans was partially offset by the build of an associated FDIC indemnification asset on covered loans.
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
On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the years ended December 31, 2015, 2014 and 2013, including the recorded investment as of December 31, 2015, 2014 and 2013. A payment on a TDR is considered to be in default once it is greater than 30 days past due.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

(Dollars in thousands)	Total number of loans	Total recorded investment	Charged off following a subsequent default
For the years ended December 31, 2015
Uncovered
Commercial real estate	$6	$950	$71
Residential real estate	12	560	61
Commercial and industrial	4	—	200
Real estate construction	1	67	—
Consumer	1	7	—
Total loans	$24	$1,584	$332
For the years ended December 31, 2014
Uncovered
Commercial real estate	$6	$2,669	$—
Residential real estate	13	554	60
Commercial and industrial	3	44	—
Consumer	2	110	2
Total uncovered	24	3,377	62
Covered
Commercial real estate	1	415	—
Residential real estate	4	22	—
Total covered	5	437	—
Total loans	$29	$3,814	$62
For the years ended December 31, 2013
Uncovered
Commercial real estate	$7	$2,677	$550
Residential real estate	21	2,062	406
Commercial and industrial	1	4	—
Consumer	3	30	3
Total uncovered	32	4,773	959
Covered
Commercial real estate	8	1,127	224
Residential real estate	5	215	31
Commercial and industrial	14	318	191
Total covered	27	1,660	446
Total loans	$59	$6,433	$1,405
At December 31, 2015, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $474 thousand.
The terms of certain other loans that were modified during the years ended December 31, 2015 and 2014 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

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
Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful (1)	Total
December 31, 2015
Uncovered loans
Commercial real estate	$1,408,238	$60,130	$99,343	$386	$1,568,097
Commercial and industrial	1,177,354	24,129	55,923	—	1,257,406
Real estate construction	235,479	259	5,865	—	241,603
Total	$2,821,071	$84,518	$161,131	$386	$3,067,106
December 31, 2014
Uncovered loans
Commercial real estate	$1,153,132	$63,567	$94,239	$—	$1,310,938
Commercial and industrial	824,239	29,511	15,727	—	869,477
Real estate construction	123,822	1,981	5,883	—	131,686
Total	$2,101,193	$95,059	$115,849	$—	$2,312,101
Covered loans
Commercial real estate	$102,952	$16,073	$67,637	$—	$186,662
Commercial and industrial	16,718	1,875	14,055	—	32,648
Real estate construction	3,817	792	4,780	—	9,389
Total	$123,487	$18,740	$86,472	$—	$228,699
_______________________________________________________________________________

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
5. LOANS (Continued)

(1) Prior to January 1, 2015, all nonaccrual loans were included in the "Doubtful" risk category. After further review of regulatory guidance, we have reclassified nonaccrual loans with a determinable value to the "Substandard" risk category; therefore, "Substandard" now includes accrual and nonaccrual loans. This change in classification has been made retrospectively and the reclassification is presented within the December 31, 2014 disclosure.

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

(Dollars in thousands)	Performing	Nonperforming	Total
December 31, 2015
Uncovered loans
Residential real estate	$1,529,409	$18,390	$1,547,799
Consumer	191,589	206	191,795
Total	$1,720,998	$18,596	$1,739,594
December 31, 2014
Uncovered
Residential real estate	$1,408,638	$17,374	$1,426,012
Consumer	164,267	257	164,524
Total	$1,572,905	$17,631	$1,590,536
Covered loans
Residential real estate	$106,378	$1,848	$108,226
Consumer	9,552	13	9,565
Total	$115,930	$1,861	$117,791
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
On December 28, 2015, the Company entered into an early termination agreement with the FDIC that terminated the loss share agreements with the FDIC. As a result, all loss share agreements have been eliminated and no loans or related allowance are considered covered at December 31, 2015.
For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.
Information as to impaired loans individually evaluated for impairment is as follows:

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
December 31, 2015
Uncovered individually evaluated impaired loans
Commercial real estate	$12,506	$19,632	$32,138	$46,099	$2,647
Residential real estate	13,304	10,835	24,139	30,409	2,729
Commercial and industrial	11,661	13,445	25,106	27,883	2,577
Real estate construction	402	431	833	1,369	158
Consumer	319	129	448	789	36
Total uncovered individually evaluated impaired loans	$38,192	$44,472	$82,664	$106,549	$8,147
December 31, 2014
Uncovered individually evaluated impaired loans
Commercial real estate	$7,609	$5,956	$13,565	$17,016	$1,276
Residential real estate	14,316	4,268	18,584	23,080	1,110
Commercial and industrial	915	1,884	2,799	2,807	982
Real estate construction	174	—	174	174	—
Consumer	296	176	472	610	82
Total uncovered individually evaluated impaired loans	$23,310	$12,284	$35,594	$43,687	$3,450
Covered individually evaluated impaired loans
Commercial real estate	$10,400	$11,985	$22,385	$28,755	$1,277
Residential real estate	2,155	2,583	4,738	6,388	417
Commercial and industrial	1,545	779	2,324	2,668	109
Real estate construction	670	—	670	994	—
Consumer	11	1	12	39	—
Total covered individually evaluated impaired loans	$14,781	$15,348	$30,129	$38,844	$1,803

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
6. ALLOWANCE FOR LOAN LOSSES (Continued)

	For the years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Uncovered individually evaluated impaired loans
Commercial real estate	$27,239	$1,843	$14,558	$915	$5,034	$442
Residential real estate	36,368	1,294	18,870	649	14,099	540
Commercial and industrial	19,542	1,505	2,847	76	3,221	476
Real estate construction	1,056	79	174	8	280	—
Consumer	1,112	44	464	37	33	3
Total uncovered individually evaluated impaired loans	$85,317	$4,765	$36,913	$1,685	$22,667	$1,461
Covered individually evaluated impaired loans
Commercial real estate	$—	$—	$24,495	$1,492	$18,317	$1,102
Residential real estate	—	—	5,095	306	2,747	162
Commercial and industrial	—	—	2,474	118	6,108	230
Real estate construction	—	—	665	24	1,082	103
Consumer	—	—	18	4	26	4
Total covered individually evaluated impaired loans	$—	$—	$32,747	$1,944	$28,280	$1,601
Uncovered Loans
Changes in the allowance for loan losses and the allocation of the allowance for uncovered loans were as follows:

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2015 (1)
Allowance for loan losses—uncovered:
Balance at beginning of period	$11,128	$12,193	$7,835	$1,599	$1,064	$33,819
Transfer in from covered (1)	7,877	3,807	1,707	910	35	14,336
Provision (benefit) for loan losses	(4,560)	389	6,170	69	1,496	3,564
Gross charge-offs	(8,992)	(6,207)	(5,066)	(561)	(1,762)	(22,588)
Recoveries	13,965	4,250	5,672	682	253	24,822
Net (charge-offs) recoveries	4,973	(1,957)	606	121	(1,509)	2,234
Ending allowance for loan losses	$19,418	$14,432	$16,318	$2,699	$1,086	$53,953
As of December 31, 2015
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$2,647	$2,729	$2,577	$158	$36	$8,147
Collectively evaluated for impairment	5,741	3,756	12,254	863	926	23,540
Accounted for under ASC 310-30	11,030	7,947	1,487	1,678	124	22,266
Allowance for loan losses—uncovered:	$19,418	$14,432	$16,318	$2,699	$1,086	$53,953
Balance of uncovered loans:
Individually evaluated for impairment	$32,138	$24,139	$25,106	$833	$448	$82,664
Collectively evaluated for impairment	1,285,462	1,249,815	1,207,576	229,987	181,930	4,154,770
Accounted for under ASC 310-30	250,497	273,845	24,724	10,783	9,417	569,266
Total uncovered loans	$1,568,097	$1,547,799	$1,257,406	$241,603	$191,795	$4,806,700
For the year ended December 31, 2014
Allowance for loan losses—uncovered:
Balance at beginning of period	$4,267	$7,708	$3,404	$2,027	$340	$17,746
Provision (benefit) for loan losses	8,883	7,485	6,968	(788)	534	23,082
Gross charge-offs	(7,546)	(5,691)	(3,425)	(624)	(279)	(17,565)
Recoveries	5,524	2,691	888	984	469	10,556
Net (charge-offs) recoveries	(2,022)	(3,000)	(2,537)	360	190	(7,009)
Ending allowance for loan losses	$11,128	$12,193	$7,835	$1,599	$1,064	$33,819

(1) Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. On December 28, 2015, our remaining loss share agreements were terminated with an effective date of October 1, 2015. Therefore, the balance of the loans and the related allowance for loan losses were reclassified to uncovered.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
6. ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of December 31, 2014
Allowance for loan losses—uncovered:
Individually evaluated for impairment	$1,276	$1,110	$982	$—	$82	$3,450
Collectively evaluated for impairment	4,623	4,850	5,968	649	820	16,910
Accounted for under ASC 310-30	5,229	6,233	885	950	162	13,459
Allowance for loan losses—uncovered:	$11,128	$12,193	$7,835	$1,599	$1,064	$33,819
Balance of uncovered loans:
Individually evaluated for impairment	$13,565	$18,584	$2,799	$174	$472	$35,594
Collectively evaluated for impairment	1,107,225	1,167,905	851,179	123,203	161,663	3,411,175
Accounted for under ASC 310-30	190,148	239,523	15,499	8,309	2,389	455,868
Total uncovered loans	$1,310,938	$1,426,012	$869,477	$131,686	$164,524	$3,902,637
For the year ended December 31, 2013
Allowance for loan losses—uncovered:
Balance at beginning of period	$4,265	$2,059	$4,162	$268	$191	$10,945
Provision (benefit) for loan losses	3,107	10,980	(80)	1,425	88	15,520
Gross charge-offs	(4,070)	(8,942)	(1,136)	(165)	(528)	(14,841)
Recoveries	965	3,611	458	499	589	6,122
Net (charge-offs) recoveries	(3,105)	(5,331)	(678)	334	61	(8,719)
Ending allowance for loan losses	$4,267	$7,708	$3,404	$2,027	$340	$17,746

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
6. ALLOWANCE FOR LOAN LOSSES (Continued)

Covered Loans
Changes in the allowance and the allocation of the allowance for covered loans were as follows:

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the year ended December 31, 2015 (1)
Allowance for loan losses—covered:
Balance at beginning of period	$13,663	$3,981	$2,577	$1,086	$46	$21,353
Transfer out to uncovered (1)	(7,877)	(3,807)	(1,707)	(910)	(35)	(14,336)
Provision (benefit) for loan losses	(10,113)	(87)	(2,690)	256	(133)	(12,767)
Gross charge-offs	(5,449)	(694)	(2,483)	(965)	(165)	(9,756)
Recoveries	9,776	607	4,303	533	287	15,506
Net (charge-offs) recoveries	4,327	(87)	1,820	(432)	122	5,750
Ending allowance for loan losses	$—	$—	$—	$—	$—	$—
For the year ended December 31, 2014
Allowance for loan losses—covered:
Balance at beginning of period	$26,394	$4,696	$7,227	$1,984	$80	$40,381
Benefit for loan losses	(13,604)	(443)	(3,968)	(596)	(144)	(18,755)
Gross charge-offs	(7,568)	(2,294)	(4,774)	(1,545)	(220)	(16,401)
Recoveries	8,441	2,022	4,092	1,243	330	16,128
Net (charge-offs) recoveries	873	(272)	(682)	(302)	110	(273)
Ending allowance for loan losses	$13,663	$3,981	$2,577	$1,086	$46	$21,353
As of December 31, 2014
Allowance for loan losses—covered:
Individually evaluated for impairment	$1,277	$417	$109	$—	$—	$1,803
Collectively evaluated for impairment	57	123	89	7	1	277
Accounted for under ASC 310-30	12,329	3,441	2,379	1,079	45	19,273
Allowance for loan losses—covered:	$13,663	$3,981	$2,577	$1,086	$46	$21,353
Balance of covered loans:
Individually evaluated for impairment	$22,385	$4,738	$2,324	$670	$12	$30,129
Collectively evaluated for impairment	3,391	16,973	6,572	304	84	27,324
Accounted for under ASC 310-30	160,886	86,515	23,752	8,415	9,469	289,037
Total covered loans	$186,662	$108,226	$32,648	$9,389	$9,565	$346,490
For the year ended December 31, 2013
Allowance for loan losses—covered:
Balance at beginning of period	$30,150	$5,716	$10,915	$4,509	$183	$51,473
Provision (benefit) for loan losses	(4,567)	368	(3,270)	(2,712)	(241)	(10,422)
Gross charge-offs	(9,211)	(2,664)	(4,654)	(1,904)	(214)	(18,647)
Recoveries	10,022	1,276	4,236	2,091	352	17,977
Net (charge-offs) recoveries	811	(1,388)	(418)	187	138	(670)
Ending allowance for loan losses	$26,394	$4,696	$7,227	$1,984	$80	$40,381

(1)
Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. On December 28, 2015, our remaining loss share agreements were terminated with an effective date of October 1, 2015. Therefore, the balance of the loans and the related allowance for loan losses were reclassified to uncovered.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING
A significant amount of loans acquired in the CF Bancorp and First Banking Center acquisitions during the year 2010 and the Peoples State Bank and Community Central Bank acquisitions during the year 2011 were acquired with loss share agreements with the FDIC, whereby the FDIC generally reimbursed the Bank for 80% of losses incurred. The CF Bancorp, First Banking Center and Peoples State Bank loss share agreements also included provisions where a clawback payment, calculated using formulas included within the contracts, was to be made to the FDIC 10 years and 45 days following the acquisition in the event actual losses failed to reach stated levels.
On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated the Bank's loss share agreements with the FDIC. The Company and the FDIC also agreed to terminate the warrant to purchase 390,000 shares of Class B non-voting common stock issued to the FDIC. Under the early termination agreement, the Bank paid $11.7 million to the FDIC as consideration for the early termination of the loss share agreements, and under the warrant termination agreement, the Company paid $4.5 million to the FDIC as consideration to terminate all outstanding warrants. The early loss share termination and warrant termination resulted in a pre-tax charge of $20.4 million, or approximately $13.9 million after tax, during the year ended December 31, 2015. This charge resulted from the write-off of the remaining FDIC indemnification assets and FDIC receivable and the $16.2 million total payment to the FDIC, partially offset by the release of both the FDIC warrant payable and the FDIC clawback liability. As a result of the transaction, all loans, allowance for loan losses and other real estate owned previously classified as covered were reclassified to uncovered effective October 1, 2015.
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
Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$277,058	$302,287	$216,970
Additions due to acquisitions	5,268	32,764	158,221
Discount accretion	(73,981)	(91,129)	(95,758)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	77,889	99,253	82,490
Other activity, net(1)	(63,020)	(66,117)	(59,636)
Balance at end of period	$223,214	$277,058	$302,287
_______________________________________________________________________________

(1)	Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.
For loans accounted for under ASC 310-30, the Company remeasures expected cash flows on a quarterly basis. For loans where the remeasurement process results in a decline in expected cash flows, impairment is recorded. To the extent impairment was recorded on covered loans, the indemnification asset was increased to reflect anticipated future cash to be received from the FDIC. Alternatively, when a loan's remeasurement results in an increase in expected cash flows, the effective yield of the related loan is increased through an addition to the accretable discount. To the extent improvement relates to covered loans, the indemnification asset was first reduced by the writing off of any indemnification asset related to impairment previously

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

recorded with any remaining indemnification asset accreting off over the shorter of the expected term of the loan or the remaining life of the related loss share agreement.
The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the years ended December 31, 2015, 2014 and 2013 for purchased credit impaired loans was $77.9 million, $99.3 million and $82.5 million, respectively. The Company also identified declines in the cash flow expectations of certain loans. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in yield on the loan.
Below is the composition of the recorded investment for loans accounted for under ASC 310-30 at December 31, 2015 and 2014.

	December 31,
(Dollars in thousands)	2015	2014
Contractual cash flows	$1,019,407	$1,281,482
Non-accretable difference	(226,927)	(259,519)
Accretable yield	(223,214)	(277,058)
Loans accounted for under ASC 310-30	$569,266	$744,905
The following table details the components and impact of the provision for loan losses on covered loans and the related FDIC loss share income. Due to the termination of our FDIC loss share agreements, all covered loans were reclassified to uncovered effective October 1, 2015, therefore the table below does not reflect any activity for the fourth quarter of 2015.

	For the nine months ended September 30, 2015	For the years ended December 31,
(Dollars in thousands)		2014	2013
Benefit for loan losses—covered:
Net impairment recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	$2,962	$1,491	$11,179
Additional benefit recorded, net of charge-offs, for covered loans	(15,729)	(20,246)	(21,601)
Total benefit for loan losses—covered	$(12,767)	$(18,755)	$(10,422)
Less: FDIC loss share income:
Income recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	1,002	4,015	5,598
Expense recorded, to offset provision (benefit), for covered loans	(10,125)	(11,729)	(17,281)
Total loss share expense due to provision for loan losses—covered	(9,123)	(7,714)	(11,683)
Net (increase) decrease to income before taxes:
Net (income) expense recorded as a result of re-estimation of cash flows on loans accounted for under ASC 310-30(1)	1,960	(2,524)	5,581
Net income recorded, for covered loans including those accounted for under ASC 310-20 and ASC 310-40	(5,604)	(8,517)	(4,320)
Net (increase) decrease to income before taxes	$(3,644)	$(11,041)	$1,261
_______________________________________________________________________________

(1)
The results of re-estimations also included cash flow improvements to be recognized prospectively as an adjustment to the accretable yield on the related covered loans of $20.4 million, $41.5 million and $49.1 million for the periods presented in 2015, 2014 and 2013, respectively.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
7. ACQUIRED LOANS AND LOSS SHARE ACCOUNTING (Continued)

The following table summarizes the activity related to the FDIC indemnification asset and the FDIC receivable for the years ended December 31, 2015 and 2014. For further detail on impairment and provision expense related to loans accounted for under ASC Topic 310-30, refer to Note 6 "Allowance for Loan Losses." Due to the termination of our FDIC loss share agreements, all covered loans were reclassified to uncovered effective October 1, 2015, therefore the table below does not reflect any activity for the fourth quarter of 2015 other than the write-off of the remaining FDIC indemnification asset and FDIC receivable.

	For the years ended December 31,
	2015		2014
(Dollars in thousands)	FDIC Indemnification Asset	FDIC Receivable	FDIC Indemnification Asset	FDIC Receivable
Balance at beginning of period	$67,026	$6,062	$131,861	$7,783
Accretion	(22,164)	—	(26,426)	—
Sales and write-downs of other real estate owned (covered)	(845)	(495)	(1,484)	524
Net effect of change in allowance on covered assets(1)	(2,295)	—	(19,213)	—
Reimbursements requested from FDIC (reclassification to FDIC receivable)	(11,171)	11,171	(17,712)	17,712
Decreases due to recoveries net of additional claimable expenses incurred(2)	—	(10,412)	—	(4,981)
Claim payments received from the FDIC	—	(3,708)	—	(14,976)
Write-off as a result of the early termination agreement with the FDIC, effective October 1, 2015	(30,551)	(2,618)	—	—
Balance at end of period	$—	$—	$67,026	$6,062
_______________________________________________________________________________
(1) Primarily includes adjustments for fully claimed and exited loans and the results of remeasurement of expected cash flows under ASC 310-30 accounting.
(2) Includes expenses associated with maintaining the underlying properties and legal fees.

8. PREMISES AND EQUIPMENT
The following table summarizes premises and equipment at December 31:

(Dollars in thousands)	2015	2014
Land and land improvements	$7,564	$8,299
Buildings	28,401	29,203
Furniture and equipment	24,805	22,738
Data processing software	5,504	4,701
Leasehold improvements	5,583	4,930
Automobiles	344	316
Total	72,201	70,187
Less accumulated depreciation and amortization	28,631	21,798
Premises and equipment, net	$43,570	$48,389
The Company leases certain branch properties and equipment under operating leases. Net rent expense was $6.5 million, $8.9 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
8. PREMISES AND EQUIPMENT (Continued)

During the year ended December 31, 2014, $9.0 million and $114 thousand of net book value of premises and equipment was sold in our New Mexico and Wisconsin branch sales, respectively.
During the years ended December 31, 2015 and 2014 the Company transferred $889 thousand and $480 thousand from premises and equipment to other real estate owned, respectively, due to branch or building operation closings/consolidations.
Future minimum lease payments for operating leases, before considering renewal options that generally are present, are as follows:

(Dollars in thousands)	Future Minimum Lease Payments(1)
Years ending December 31,
2016	$6,330
2017	5,628
2018	5,032
2019	4,220
2020	4,121
Thereafter	5,585
Total	$30,916
_______________________________________________________________________________

(1)	Future minimum lease payments are reduced by $228 thousand related to sublease income to be received within the next five years.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

9. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS
Changes in other real estate owned and repossessed assets were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
Balance at January 1, 2013	$869	$23,834	$24,703	$129
Additions due to acquisitions	18,448	—	18,448	—
Transfers in (1)	13,714	12,489	26,203	509
Disposals	(12,656)	(19,869)	(32,525)	(611)
Write-downs	(1,991)	(4,883)	(6,874)	—
Balance at December 31, 2013	$18,384	$11,571	$29,955	$27
Additions due to acquisitions	30,878	—	30,878	—
Transfers in (1)	13,859	9,307	23,166	10,122
Capitalized expenditures	—	—	—	535
Disposals	(30,867)	(8,545)	(39,412)	(389)
Write-downs	(4,007)	(1,672)	(5,679)	—
Change in valuation allowance	—	—	—	(460)
Balance at December 31, 2014	$28,247	$10,661	$38,908	$9,835
Additions due to acquisitions	1,260	—	1,260	—
Additions due to the adoption of ASU 2014-04 (2)	455	85	540	—
Transfers in (1)	18,105	6,985	25,090	2,494
Transfers from covered to uncovered (3)	7,872	(7,872)	—	—
Capitalized expenditures	—	—	—	4,943
Payments received	—	—	—	(4,933)
Disposals	(30,287)	(9,069)	(39,356)	(1,249)
Write-downs	(2,397)	(790)	(3,187)	(1,117)
Change in valuation allowance	(325)	—	(325)	(4,644)
Balance at December 31, 2015	$22,930	$—	$22,930	$5,329

(1)	Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

(2)
The Company adopted the provisions of FASB ASU No. 2014-04, "Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans Upon Foreclosure" ("ASU 2014-04") utilizing the prospective transition method.

(3)
Effective July 1, 2015, the first of our four non-single family FDIC loss share agreements expired. In addition, on December 28, 2015, we entered into an agreement with the FDIC to early terminate our remaining FDIC loss share agreements effective October 1, 2015. Therefore, the balances of the other real estate owned and repossessed assets under the applicable FDIC loss share agreements were reclassified to uncovered at each respective effective date.

At December 31, 2015, the Company had $951 thousand of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $9.4 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of
December 31, 2015.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
9. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (Continued)

Activity in the valuation allowance for other real estate owned and repossessed assets during the years ended December 31, 2015 and 2014 is summarized below. There was no valuation allowance for other real estate owned and repossessed assets at any time during the year ended December 31, 2013.

(Dollars in thousands)	Valuation allowance for other real estate owned	Valuation allowance for repossessed assets
For the year ended December 31, 2015
Beginning Balance	$—	$460
Provision for valuation allowance	325	4,644
Ending Balance	$325	$5,104
For the year ended December 31, 2014
Beginning Balance	$—	$—
Provision for valuation allowance	—	460
Ending Balance	$—	$460
Income and expenses related to other real estate owned and repossessed assets, recorded as a component of "Other expense" in the Consolidated Statements of Income, were as follows:

	Other real estate owned
(Dollars in thousands)	Uncovered	Covered	Total other real estate owned	Repossessed assets
For the year ended December 31, 2015
Net gain (loss) on sale	$6,441	$(298)	$6,143	$(159)
Write-downs	(2,397)	(790)	(3,187)	(1,117)
Provision for valuation allowance	(325)	—	(325)	(4,644)
Net operating (expenses) income	(2,157)	(185)	(2,342)	(259)
Total	$1,562	$(1,273)	$289	$(6,179)
For the year ended December 31, 2014
Net gain (loss) on sale	$8,156	$283	$8,439	$(25)
Write-downs	(4,007)	(1,672)	(5,679)	—
Provision for valuation allowance	—	—	—	(460)
Net operating (expenses) income	(2,904)	(228)	(3,132)	(98)
Total	$1,245	$(1,617)	$(372)	$(583)
For the year ended December 31, 2013
Net gain (loss) on sale	$3,521	$482	$4,003	$(94)
Write-downs	(1,991)	(4,883)	(6,874)	—
Net operating (expenses) income	(1,520)	146	(1,374)	(61)
Total	$10	$(4,255)	$(4,245)	$(155)
Note that prior to October 1, 2015, covered expenses and income were partially offset by the corresponding recording of FDIC loss share income or expense.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

10. INTANGIBLE ASSETS
Core Deposit Intangibles
The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 6.6 years as of December 31, 2015.
The table below presents the Company's net carrying amount of CDIs.

	December 31,
(Dollars in thousands)	2015	2014
Gross carrying amount	$23,068	$20,658
Accumulated amortization	(10,260)	(7,623)
Net carrying amount	$12,808	$13,035
Amortization expense recognized on CDIs was $2.6 million, $2.8 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, included as a component of "other expense" in the Consolidated Statements of Income.
During the year ended December 31, 2014, we sold our branch offices located in Wisconsin (acquired in our First Banking Center acquisition) and our single branch office in Albuquerque, New Mexico (acquired in our Talmer West Bank acquisition). The branch sales included all of the deposits of the branches, resulting in the write-off of the related core deposit intangibles totaling $1.0 million.
The estimated amortization expense of CDIs for the next five years is as follows:

(Dollars in thousands)	Estimated amortization expense
2016	$2,413
2017	2,184
2018	1,996
2019	1,832
2020	1,513
Goodwill
The Company recorded goodwill in the amount of $3.5 million associated with the acquisition of First of Huron Corporation completed February 6, 2015. Goodwill is deemed to have an indefinite life and is not amortized, but instead is subject to an annual review of impairment.

Impairment exists when the carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
11. LOAN SERVICING RIGHTS (Continued)

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

(Dollars in thousands)	Commercial Real Estate	Agricultural	Mortgage	Total
For the year ended December 31, 2015
Fair value, beginning of period	$691	$—	$69,907	$70,598
Additions from loans sold with servicing retained	22	—	10,842	10,864
Reduction from loans and servicing rights sold(1)	—	—	(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(138)	—	(7,186)	(7,324)
Changes due to valuation inputs or assumptions(2)	(100)	—	(3,223)	(3,323)
Fair value, end of period	$475	$—	$57,638	$58,113
Principal balance of loans serviced	$97,735	$—	$5,832,170	$5,929,905
For the year ended December 31, 2014
Fair value, beginning of period	$368	$962	$77,273	$78,603
Additions due to acquisition	767	—	—	767
Additions from loans sold with servicing retained	8	125	8,903	9,036
Reductions from loans and servicing rights sold(1)	—	(771)	—	(771)
Changes in fair value due to:
Reductions from loans paid off during the period	(173)	(220)	(6,407)	(6,800)
Changes due to valuation inputs or assumptions(2)	(279)	(96)	(9,862)	(10,237)
Fair value, end of period	$691	$—	$69,907	$70,598
Principal balance of loans serviced	$213,248	$—	$7,050,445	$7,263,693
For the year ended December 31, 2013
Fair value, beginning of period	$518	$1,456	$3,683	$5,657
Additions due to acquisition	—	—	41,967	41,967
Additions from loans sold with servicing retained	—	72	23,844	23,916
Changes in fair value due to:
Reductions from loans paid off during the period	(34)	(471)	(6,650)	(7,155)
Changes due to valuation inputs or assumptions(2)	(116)	(95)	14,429	14,218
Fair value, end of period	$368	$962	$77,273	$78,603
Principal balance of loans serviced	$260,771	$43,847	$7,173,782	$7,478,400
_______________________________________________________________________________

(1)
During the years ended December 31, 2015 and 2014, we sold $12.7 million and $771 thousand, respectively, of servicing rights in connection with the sale of $1.2 billion and $33.8 million, respectively, of principal balance of loans serviced.

(2)	Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.
Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of December 31, 2015 and December 31, 2014.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
11. LOAN SERVICING RIGHTS (Continued)

	Commercial Real Estate	Mortgage
As of December 31, 2015
Prepayment speed	0.00 - 50.00%	0.00 - 34.56%
Weighted average ("WA") discount rate	19.18%	9.13%
WA cost to service/per year	$472	$61
WA ancillary income/per year	N/A	36
WA float range	0.56%	0.56 - 1.68%
As of December 31, 2014
Prepayment speed	6.41 - 50.00%	3.63 - 40.07%
WA discount rate	19.48%	9.14%
WA cost to service/per year	$470	$61
WA ancillary income/per year	N/A	35
WA float range	0.56%	1.16 - 1.74%
_______________________________________________________________________________
Custodial escrow balances maintained in connection with serviced loans were $63.2 million and $71.0 million at December 31, 2015 and 2014, respectively.
The Company realized total loan servicing fee income of $10.4 million, $13.8 million and $16.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, recorded as a component of "Mortgage banking and other loan fees" in the Consolidated Statements of Income.
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
The Company additionally utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings and/or deposits. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instrument with the changes in cash flows of the designated hedged transactions. The interest rate swaps designated as cash flow hedges were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

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

	December 31,
	2015			2014
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)	Notional Amount(1)	Gross Derivative Assets(2)	Gross Derivative Liabilities(2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$105	$397	$12,000	$—	$222
Total risk management purposes	37,000	105	397	12,000	—	222
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	105,711	—	38	114,828	—	803
Interest rate lock commitments	62,081	1,220	—	67,817	1,489	—
Customer-initiated derivatives	354,699	4,143	4,144	125,356	1,588	1,477
Total customer-initiated and mortgage banking activities	522,491	5,363	4,182	308,001	3,077	2,280
Total gross derivatives	$559,491	$5,468	$4,579	$320,001	$3,077	$2,502
_________________________________________

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within "Other assets" and derivative liabilities are included within "Other liabilities" on the Consolidated Balance Sheets. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $208 thousand and $103 thousand at December 31, 2015 and 2014, respectively.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract. Cash received or paid in this settlement manner is included in "Net gain on sales of loans" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.
The following table presents the net gains (losses) relating to derivative instruments reflecting the changes in fair value.

		For the years ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2015	2014	2013
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(1,542)	$13,862	$23,798
Interest rate lock commitments	Net gain on sale of loans	(267)	(344)	(6,934)
Customer-initiated derivatives	Other noninterest income	105	103	—
Total gain (loss) recognized in income		$(1,704)	$13,621	$16,864

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
12. DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING (Continued)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the years ended December 31, 2015 and 2014. There were no interest rate swaps designated as cash flow hedges outstanding during the year ended December 31, 2013.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
For the year ended December 31, 2015
Interest rate swaps designated as cash flow hedges	$(507)	$437	$—
For the year ended December 31, 2014
Interest rate swaps designated as cash flow hedges	$(259)	$37	$—
At December 31, 2015, the Company expected $487 thousand of the unrealized loss to be reclassified as an increase to interest expense during the year ended December 31, 2016.
Methods and assumptions used by the Company in estimating the fair value of its forward contracts, interest rate lock commitments, customer-initiated derivatives and interest rate swaps are discussed in Note 3, "Fair Value".
Balance Sheet Offsetting
Certain financial instruments, including derivatives (interest rate swaps designated as cash flow hedges and customer-initiated derivatives), may be eligible for offset in the Consolidated Balance Sheet and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The tables below present information about the Company's financial instruments that are eligible for offset.

				Gross amounts not offset in the statement of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position	Financial instruments	Collateral (received)/posted	Net Amount
December 31, 2015
Offsetting derivative assets
Derivative assets	$4,248	$—	$4,248	$(4,248)	$5,887	$5,887
Offsetting derivative liabilities
Derivative liabilities	4,541	—	4,541	(4,248)	293	—
December 31, 2014
Offsetting derivative assets
Derivative assets	$1,588	$—	$1,588	$(1,588)	$1,689	$1,689
Offsetting derivative liabilities
Derivative liabilities	1,699	—	1,699	(1,588)	111	—

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

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
The allowance for credit losses on lending-related commitments included $622 thousand and $539 thousand at December 31, 2015 and 2014, respectively, for probable credit losses inherent in the Company's unused commitments and was recorded in "Other liabilities" in the Consolidated Balance Sheets.
A summary of the contractual amounts of the Company's exposure to off-balance sheet risk is as follows:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$658,268	$489,102	$1,147,370	$502,762	$463,362	$966,124
Standby letters of credit	61,300	4,801	66,101	69,305	4,197	73,502
Total commitments	$719,568	$493,903	$1,213,471	$572,067	$467,559	$1,039,626

Commitments are generally made for a period of 60 days or less for residential mortgage loans and 90 days or less for commercial loans. The fixed rate loan commitments have interest rates ranging from 1.64% to 21.00% and maturities ranging from 1 month to 41 years.
Contingencies and Guarantees
The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $25.2 million and $39.8 million at December 31, 2015 and 2014, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $19.4 million and $31.6 million, at December 31, 2015 and 2014, respectively. In the event of nonperformance, we have rights to the underlying collateral securing the loans. As

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
13. COMMITMENTS, CONTINGENCIES AND GUARANTEES (Continued)

of December 31, 2015 and 2014, we had recorded a liability of $125 thousand and $355 thousand, respectively, in connection with the recourse agreements, recorded in "Other liabilities" in the Consolidated Balance Sheets.
We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties. If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria applied to commercial loans. Therefore, they represent the same risk to us as a loan to that commercial loan customer. At December 31, 2015 and 2014, our standby letters of credit totaled $66.1 million and $73.5 million, respectively.
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

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Reserve balance at beginning of period	$4,000	$4,450	$452
Addition of fair value of representations and warranties due to acquisition	—	500	8,073
Provision (benefit)	(543)	958	2,264
Charge-offs	(2,157)	(1,908)	(6,339)
Ending reserve balance	$1,300	$4,000	$4,450
Reserve balance:
Liability for specific claims	380	2,431	3,278
General allowance	920	1,569	1,172
Total reserve balance	$1,300	$4,000	$4,450
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
14. DEPOSITS
Time deposits, including certificates of deposit, Certificate of Deposit Account Registry Service deposits ("CDARS") and certain individual retirement account deposits, of $250 thousand or more totaled $706.7 million and $386.7 million at December 31, 2015 and 2014, respectively.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
14. DEPOSITS (Continued)

At December 31, 2015, the scheduled maturities of time deposits, which includes $61.2 million of time deposits included within "Other brokered funds", for the next five years were as follows:

(Dollars in thousands)
2016	$1,361,085
2017	181,766
2018	42,368
2019	33,722
2020	45,169
Thereafter	6,993
Total	$1,671,103
15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The following table presents the components of the Company's short-term borrowings and long-term debt.

	December 31,
	2015		2014
(Dollars in thousands)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings:
Securities sold under agreements to repurchase: 0.05% - 0.10% variable-rate notes	$18,998	0.10%	$25,743	0.10%
FHLB advances: 0.42% - 0.70% fixed-rate notes	300,000	0.58	100,000	0.29
FHLB advances: 0.43% variable-rate notes	—	—	10,000	0.43
Holding company line of credit: floating-rate based on one-month LIBOR plus 1.75%	30,000	2.18	—	—
Total short-term borrowings	348,998	0.69	135,743	0.26
Long-term debt:
FHLB advances: 0.34% - 7.44% fixed-rate notes due 2016 to 2027(2)	393,851	1.34	286,804	1.57
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037(3)	54,800	4.19	56,444	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(4)	10,865	2.65	10,724	2.48
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due in 2032(5)	4,541	3.58	—	—
Total long-term debt	464,057	1.73	353,972	2.02
Total short-term borrowings and long-term debt:	$813,055	1.28%	$489,715	1.53%
_______________________________________________________________________________

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million. The December 31, 2014 balance includes advances payable of $280.1 million and purchase accounting premiums of $6.7 million.

(3)
The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million. The December 31, 2014 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $6.4 million.

(4)
The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.1 million. The December 31, 2014 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.3 million.

(5)	The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $459 thousand.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Securities sold under agreement to repurchase:
Average daily balance	$21,269	$90,923	$38,205
Average interest rate during the period	0.10%	0.12%	0.24%
Maximum month-end balance	$26,703	$166,925	$42,864
FHLB advances:
Average daily balance	$76,602	$53,980	$10,729
Average interest rate during the period	0.43%	0.66%	0.09%
Maximum month-end balance	$300,000	$110,000	$135,000
Federal funds purchased:
Average daily balance	$345	$1,282	N/A(1)
Average interest rate during the period	0.31%	0.29%	N/A(1)
Maximum month-end balance	$126,000	$—	N/A(1)
FHLB overnight repurchase agreements:
Average daily balance	$—	$2,204	N/A(1)
Average interest rate during the period	—%	0.10%	N/A(1)
Maximum month-end balance	$—	$—	N/A(1)
Holding company line of credit:
Average daily balance	$23,192	$5,562	$479
Average interest rate during the period	3.14%	3.17%	3.17%
Maximum month-end balance	$30,000	$35,000	$35,000
_______________________________________________________________________________

(1)	For the year ended December 31, 2013, we did not have any activity in the Federal funds purchased and FHLB overnight repurchase agreements.
Securities sold under agreements to repurchase represent funds deposited with the banks by retail customers (short-term borrowings), of which up to $250 thousand is covered by FDIC insurance for each depositor. Securities sold under agreements to repurchase are typically delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks. Securities sold under agreements to repurchase are additionally collateralized by residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government sponsored enterprises with a carrying value of $81.2 million at December 31, 2015 which are not covered by FDIC insurance. The Company's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The remaining contractual maturity, excluding purchase accounting adjustments, of securities sold under agreement to repurchase, both long-term and short-term, is as follows:

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$18,998	$—	$—	$50,000	$68,998
Total borrowings	$18,998	$—	$—	$50,000	$68,998

Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 12					$68,998

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

Talmer Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. At December 31, 2015, FHLB advances were collateralized by $1.8 billion of commercial and mortgage loans, with $1.2 billion in the form of a blanket lien arrangement and $604.1 million under specific lien arrangements. Based on this collateral, the Company is eligible to borrow up to an additional $463.6 million at December 31, 2015; however, due to Board resolutions, this amount is limited to an additional $364.3 million.
During the year ended December 31, 2015 the Company drew $30.0 million on a line of credit in order to facilitate the repurchase of 2.5 million warrants to purchase shares of the Company's Class A common stock at an aggregate price of $19.9 million and $10.0 million for working capital on our existing line of credit.
At December 31, 2015, the contractual principal payments due and the amortization/accretion of purchase accounting adjustments for the remaining maturities of long-term debt over the next five years and thereafter are as follows:

(Dollars in thousands)	Long-term Debt by Maturity
Years Ending December 31,
2016	$352,066
2017	12,982
2018	61,522
2019	506
2020	506
Thereafter	36,475
Total	$464,057

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

16. INCOME TAXES
The current and deferred components of the provision for income taxes were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Current income tax expense (benefit)
Federal	$2,786	$22,467	$(3,875)
State	(234)	623	319
Total current income tax expense (benefit)	2,552	23,090	(3,556)
Deferred income tax expense (benefit)
Federal	17,670	(6,271)	13,037
State	1,352	1,013	(390)
Total deferred income tax expense (benefit)	19,022	(5,258)	12,647
Change in valuation allowance	2,292	(10,127)	(14,426)
Income tax provision (benefit)	$23,866	$7,705	$(5,335)
A reconciliation of expected income tax expense (benefit) at the federal statutory rate to the Company's provision for income taxes and effective tax rate follows.

	For the years ended December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$29,398	35.0%	$34,494	35.0%	$32,628	35.0%
Effect of:
Tax exempt income	(2,736)	(3.3)	(2,404)	(2.4)	(1,705)	(1.8)
State taxes, net of federal benefit	729	0.9	1,226	1.2	(46)	—
Change in valuation allowance	2,292	2.7	(10,127)	(10.3)	(14,426)	(15.5)
Bargain purchase gain	—	—	(14,692)	(14.9)	(25,096)	(26.9)
Transaction costs	32	—	226	0.2	2,748	2.9
Deferred tax benefit related to additional Talmer West Bank net operating losses	(4,991)	(5.9)	—	—	—	—
Other, net	(858)	(1.0)	(1,018)	(1.0)	562	0.6
Income tax expense (benefit)	$23,866	28.4%	$7,705	7.8%	$(5,335)	(5.7)%
For the year ended December 31, 2015, the Company recognized an income tax expense of $23.9 million on $84.0 million of pre-tax income, an effective tax rate of 28.4%, compared to $7.7 million on $98.6 million of pre-tax income, an effective tax rate of 7.8%, for the year ended December 31, 2014 and an income tax benefit of $5.3 million on $93.2 million of pre-tax income, an effective tax rate of negative 5.7%, for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2015 increased from 2014 primarily from treating the $42.0 million bargain purchase gain resulting from the acquisition of Talmer West Bank in 2014 as non-taxable, based on the tax structure of the acquisition, and a $10.1 million reduction in the valuation allowance established in 2014 against the deferred tax assets associated with First Place Bank pre-ownership change tax losses. In the second quarter of 2014, the Company, with the assistance of legal and tax accounting external experts, reached a conclusion regarding the calculation of the annual Section 382 limitation related to the ownership change of First Place Bank, which resulted in an increase of the annual Section 382 limitation from $1.7 million to $6.6 million. Based on this new information, management concluded that the $10.1 million in valuation allowance at December 31, 2013 could be reduced to zero at June 30, 2014. The negative effective rate for the year ended December 31, 2013 resulted primarily

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
16. INCOME TAXES (Continued)

from treating the $71.7 million bargain purchase gain resulting from the acquisition of First Place Bank as non-taxable, based on the tax structure of the acquisition and by a $14.4 million reduction in valuation allowance established at acquisition date against the deferred tax assets associated with First Place Bank pre-ownership change tax losses. The $14.4 million decrease in the deferred tax asset valuation allowance during 2013 was largely due to post-acquisition date reductions in our original estimates of projected realized built-in losses on loans (i.e. bad debt deductions) occurring in the one year period following the acquisition date.
The significant components of the deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 were as follows:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$41,518	$48,078
Other real estate losses	2,001	4,410
Organizational costs	239	274
Accrued stock-based compensation	6,034	5,769
Accrued expenses	415	—
Loss and tax credit carry forwards	58,121	30,120
Acquisition built in loss carryforwards	7,276	10,472
Other reserves	733	1,750
Goodwill and other intangibles	1,093	1,306
Nonaccrual interest	2,580	11,163
Business combination adjustments	55,934	80,792
Total deferred tax assets	175,944	194,134
Deferred tax liabilities:
Depreciation	2,226	1,487
FHLB stock dividends	248	258
Deferred loan fees	223	471
Prepaid expenses	—	48
Net unrealized gain on available-for-sale securities	1,830	2,073
Loan servicing rights	20,645	25,016
Other	151	219
Total deferred tax liabilities	25,323	29,572
Net deferred tax asset before valuation allowance	150,621	164,562
Valuation allowance	(2,292)	—
Net deferred tax asset	$148,329	$164,562
It is the Company's policy not to record deferred taxes on outside basis differences in our subsidiary if we expect we would liquidate a subsidiary in a tax-free manner, which is the case with our bank.
On February 6, 2015, the Company acquired First of Huron Corp. and its wholly owned subsidiary, Signature Bank, and recorded $4.8 million in acquired deferred tax assets. These entities incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code ("IRC"). As such, the Company’s ability to benefit from the use of First of Huron Corp.'s pre-ownership change net operating loss carry forwards will be limited. See the table below that lists the attributes acquired and the limitations of Section 382. Management determined it is more likely than not that the annual Section 382 limit

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
16. INCOME TAXES (Continued)

will not impact the potential future utilization of net operating loss carry forwards, therefore a valuation allowance was deemed unnecessary.
On January 1, 2014, the Company acquired Talmer West Bank and recorded $60.4 million in deferred tax assets at acquisition. Upon acquisition, Talmer West Bank incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As such, the Company's ability to benefit from the use of Talmer West Bank's pre-ownership change net operating loss carry forwards, as well as the deductibility of certain of its built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), will be limited, putting at risk the utilization of associated deferred tax assets before they expire. No valuation allowance was established against the deferred tax assets associated with Talmer West Bank's pre-change losses based on management's estimate of the amount and timing of built-in losses more likely than not to be realized over the Section 382 recognition period, and the impact on the Company's utilization of pre-ownership change net operating loss carry forwards. In determining its estimate of built-in losses more likely than not to be realized within the Section 382 recognition period, management focused primarily on tax losses embedded in Talmer West Bank's loan portfolio and other real estate owned. To a lesser extent management focused on tax losses embedded in fixed assets, investments in partnerships and certain accrued expenses, and anticipated when these losses might create actual tax deductions, either through bad debt deductions, depreciation, amortization, payment, or disposition of the assets in question.
During the year ended December 31, 2015, Capital Bancorp, Ltd.'s consolidated tax return (Talmer West Bank's former parent holding company) for the year ended December 31, 2014 was completed. The resulting impact was an allocation of net operating loss to Talmer West Bank that exceeded expectations, thereby generating an additional tax benefit of $5.0 million for net operating loss carry forwards, against which management concluded that a valuation allowance in the amount of $2.3 million was necessary based on IRC Section 382 limitations and estimated future recognized built in losses that may go unutilized. See the table below for the related loss attributes and those limited by Section 382.
Finally, Talmer Bank incurred an ownership change in 2009, for which the related loss attributes and those limited by Section 382 are detailed below.
The following table is a summary of the loss attributes, Section 382 limitations, and tax expiration periods as of December 31, 2015.

	From the Acquisition of:
(Dollars in thousands)	First Place Holdings/First Place Bank	Talmer West Bank	First of Huron Corp./Signature Bank	From 2009 Ownership change	Not Limited by Section 382	Total
Tax Loss and Credit Carryforwards as of 12/31/15:
Years Expiring (except AMT Credits)	2027-2035	2030-2035	2031-2033	2027-2029	2033-2035
Annual Section 382 limitation	$6,650	$3,028	$365	$145	$—	N/A
Gross Federal Net Operating Losses	24,750	65,411	1,706	3,513	13,143	108,523
Realized Built-in Losses	12,911	18,249	—	—	—	31,160
Less amounts not recorded due to Sec 382 Limitation	—	(23,104)	—	(1,338)	—	(24,442)
Business Tax Credits	847	—	—	—	170	1,017
Alternative Minimum Tax Credits - no expiration	1,910	—	303	—	21,667	23,880
Valuation Allowance	—	(2,292)	—	—	—	(2,292)
Management also concluded that no valuation allowance was necessary on the remainder of the Company's net deferred tax assets at either December 31, 2015 or December 31, 2014. This determination was based on the Company's history of pre-tax and financial taxable income over the prior three years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
16. INCOME TAXES (Continued)

Actual outcomes could vary from the Company's current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.
At December 31, 2015, Talmer Bank and Trust had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents First Place Bank's qualifying thrift bad debt reserve at December 31, 1987, which is only required to be recaptured into taxable income if certain events occur. At December 31, 2015, the potential tax on the above amount was approximately $13.0 million. The Company does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.
In the ordinary course of business, the Company enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service ("IRS") and state taxing authorities may review and/or challenge specific interpretive tax positions taken by the Company with respect to those transactions. The Company believes that its tax returns, as well as First Place Bank, Talmer West Bank, First of Huron Corp. and Signature Bank's tax returns for open periods prior to the acquisitions, were filed based upon applicable statutes, regulations and case law in effect at the time of the transactions. The IRS, various state and other jurisdictions, if presented with the transactions, could disagree with the Company's interpretation of the tax law.
First Place Bank had received notice in 2013 that the IRS had denied refund claims in amended tax returns filed by First Place Bank on a consolidated basis with its former parent company, First Place Financial Corp., for fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005. The Company disagreed with the IRS position and, in January 2016, a settlement was finalized. Talmer Bank and Trust, as successor to First Place Bank, was granted court approval to act as substitute agent for First Place Financial Corp.’s consolidated group for the purposes of amending various returns, which ultimately impacts the tax filings of the Bank. The benefit expected to the Bank as a result of the amended filings is approximately $4.2 million that will be recorded in the first quarter of 2016 as an offset to the quarterly income tax expense. In the second quarter of 2014, the IRS commenced an examination of the consolidated federal tax returns of First Place Bank's former parent for the fiscal years ended June 30, 2013, 2012, 2011, which included First Place Bank through January 1, 2013. The results of this examination concluded with no changes. First Place Bank's federal tax return for the fiscal year ended June 30, 2010 is currently subject to potential examination as well.
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
The Company had no unrecognized tax benefits at December 31, 2015 or 2014 and does not expect to record unrecognized tax benefits of any significance during the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. There are no liabilities accrued for interest or penalties at December 31, 2015 or 2014.
17. STOCK-BASED COMPENSATION AND STOCK WARRANTS
The Company's 2009 Equity Incentive Plan (the "Plan"), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock. As of December 31, 2015, 1.3 million shares were available to be awarded under the Plan.
Stock Options
Options are granted with an exercise price equal to or greater than the fair market price of the Company's Class A common stock at the date of grant. The vesting and terms of option awards are determined by the Company's Compensation Committee of the Board of Directors. For the year ended December 31, 2015, there were no stock options granted. During the year ended December 31, 2014, the Company granted 35 thousand stock options that were fully vested upon issuance and will remain outstanding for 10 years after the grant date, unless exercised.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Given the relatively short history of Company stock being publicly traded during the year ended December 31, 2014, following our public offering in February 2014, it was not practicable for the Company to estimate volatility of its share price. For the year ended December 31, 2014, the Company used the average volatility of comparable public bank holding companies as an input to the valuation model. Since limited historical data was available, the expected term of options granted was estimated to be six years for the year ended December 31, 2014 based on expected lives used by a sample of other Midwest banks. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of the options. The expected dividend yield was based on historical and projected dividend patterns of the Company's common shares. At the time the shares were granted in 2014, dividends were not projected. All stock options granted have fully vested and the Company intends to issue already authorized shares to satisfy options upon exercise.
The fair value of options granted during the years ended December 31, 2014 and 2013 were determined using the following weighted-average assumptions as of the grant date. There were no options granted during the year ended December 31, 2015.

	For the years ended December 31,
	2014	2013
Fair value of options granted	$4.77	$2.13
Expected dividend yield	—%	—%
Expected volatility	30.02%	24.37%
Risk-free interest rate	1.98%	0.97%
Expected life (in years)	6.00	6.00
Activity in the Plan during the year ended December 31, 2015 is summarized below:

		Weighted Average
	Number of shares (in thousands)	Exercise price per Share	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2015	7,958	$6.96
Exercised(1)	(723)	6.85
Outstanding at December 31, 2015	7,235	6.97	5.71	$80,603
Options fully vested	7,235	6.97	5.71	80,603
Exercisable at December 31, 2015	7,235	6.97	5.71	80,603
__________________________________________________

(1)	Options exercised during the year ended December 31, 2015 had a weighted average fair value of $15.89, at respective exercise dates.
The total intrinsic value of stock options exercised was $6.5 million, $4.0 million and $14 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.
Total cash received from option exercises during the years ended December 31, 2015, 2014 and 2013 was $210 thousand, $143 thousand and $41 thousand, respectively, resulting in the issuance of 35 thousand shares, 25 thousand shares and 5 thousand shares, respectively. During the years ended December 31, 2015, 2014 and 2013, there were 258 thousand shares, 191 thousand shares and 5 thousand shares issued, respectively, under the net-settlement option. The tax benefit realized from option exercises during the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.1 million and $2 thousand, respectively.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

All of the Company's stock options were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan. Total compensation expense for stock options, included in "Salary and employee benefits" in the Consolidated Statements of Income, was $460 thousand and $9.6 million for the years ended December 31, 2014 and 2013, respectively.
Restricted Stock Awards
Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria. The fair value of these awards is equal to the market price of the common stock at the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest. Restricted stock awards granted vest in their entirety following a five-year service period for employees and over a one-year service period for directors. Restricted stock awards granted to directors during the year ended December 31, 2015 additionally contain performance-based vesting conditions. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited.
The following table provides information regarding nonvested restricted stock awards:

Nonvested Restricted Stock Awards	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at January 1, 2015	378	$14.44
Granted	405	$15.16
Vested	(19)	$14.44
Forfeited	(38)	$14.88
Nonvested at December 31, 2015	726	$14.82
Total expense for restricted stock awards totaled $1.8 million for the year ended December 31, 2015, of which $1.5 million was included in "Salary and employee benefits" related to employees and $266 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. For the year ended December 31, 2014, total expense for restricted stock awards totaled $672 thousand, of which $504 thousand was included in "Salary and employee benefits" related to employees and $168 thousand was included in "Professional fees" related to directors in the Consolidated Statements of Income. There were no restricted stock awards outstanding prior to June 2014. As of December 31, 2015, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $8.6 million and the weighted-average period over which these costs are expected to be recognized is 3.9 years.
Stock Warrants
On February 10, 2010, 38,855 Class A common stock warrants were issued to certain seed investors. These warrants have a strike price of $10.00 per share and expire August 28, 2017. These warrants have a feature that dictates that the warrants only become exercisable after an eligible capital transaction, which is either an initial public offering or a sale of the Company in which the stock of the Company is valued above certain threshold levels. These warrants were not issued concurrently with the issuance of stock and meet the definition of a derivative under ASC 815-40 "Derivatives and Hedging—Contracts in Entity's Own Equity" (ASC 815-40), however, they fall under the scope exception which states that contracts issued that are both a) indexed to its own stock; and b) classified in stockholders' equity are not considered derivatives. The warrants were recorded at their fair value on the date of grant as a component of stockholder's equity. These warrants remain outstanding at December 31, 2015.
On April 30, 2010, 390,000 Class B non-voting common stock warrants were issued to the FDIC. These warrants had a strike price of $6.00 and a 10 year term. These warrants had a feature that allowed settlement in cash and were issued as consideration paid to the FDIC for the purchase of assets of CF Bancorp. These warrants met the definition of a liability due to the cash settlement feature and are recorded as such in the Consolidated Balance Sheets. The purchase accounting adjustments

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
17. STOCK-BASED COMPENSATION AND STOCK WARRANTS (Continued)

related to the CF Bancorp acquisition included an estimated present value of the potential cash settlement that may be paid to the FDIC of $2.9 million which was recorded in "FDIC warrants payable" in the Consolidated Balance Sheets. At each subsequent reporting period, the Company determined the potential cash settlement amount for these warrants and, to the extent that the present value of the potential cash settlement amount is greater than the initial contingent purchase accounting adjustment, the Company would accrue additional expense to fully reflect the present value of the potential cash settlement amount. For the years ended December 31, 2015, 2014 and 2013, $278 thousand, $274 thousand and $219 thousand, respectively, was recognized as periodic amortization expense. For the years ended December 31, 2015, 2014 and 2013, $(325) thousand, $241 thousand and $163 thousand were recognized as additional expense (benefit) due to the change in potential cash settlement amount. On December 28, 2015, the Company and FDIC entered into a warrant termination agreement. Under the terms of the warrant termination agreement, the Company made a payment of $4.5 million to the FDIC as consideration for terminating the warrants.
On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock from investment vehicles associated with an investor. The purchase price was based upon the fair value of the warrants on February 17, 2015, determined utilizing the closing price of our stock on the date of repurchase, and resulted in an aggregate purchase price of $19.9 million. The warrants repurchased included 1,623,162 common stock warrants issued on April 30, 2010 with a strike price of $6.00 per share, 109,122 common stock warrants issued on February 21, 2012 with a strike price of $8.00 per share and 797,132 common stock warrants issued on December 27, 2012 with a strike price of $8.00 per share.
18. TRANSACTIONS WITH RELATED PARTIES
Loans to executive officers, directors, principal shareholders and their related interests in 2015 and 2014 were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014
Beginning balance	$7,288	$6,965
Additional financing	186	739
Repayments	(1,938)	(416)
Impact of changes in related parties	(5,318)	—
Ending balance	$218	$7,288
Deposits from executive officers, directors, principal shareholders and their related interests were approximately $5.6 million and $9.5 million at December 31, 2015 and 2014, respectively.
19. REGULATORY CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2015, the Company and Talmer Bank met all capital adequacy requirements to which they are subject.
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
Effective January 1, 2015, the Company adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which is subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets,

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
19. REGULATORY CAPITAL MATTERS (Continued)

which is phased-in over a four-year period beginning January 1, 2015. We have elected to opt-out of including capital in accumulated other comprehensive income in common equity tier I capital.
At December 31, 2015 and 2014, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
Consent Order
On April 5, 2010, Michigan Commerce Bank consented to the issuance of the Consent Order by the FDIC and the Michigan Department of Insurance and Financial Services. The Consent Order was terminated following the merger of Talmer West Bank with and into Talmer Bank and Trust on August 21, 2015.
The following is a summary of actual and required capital amounts and ratios:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015 (Basel III Transitional)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$718,666	13.0%	$442,170	8.0%	N/A	N/A
Talmer Bank and Trust	740,338	13.5	439,255	8.0	$549,068	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	248,721	4.5	N/A	N/A
Talmer Bank and Trust	684,340	12.5	247,081	4.5	356,894	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	331,628	6.0	N/A	N/A
Talmer Bank and Trust	684,340	12.5	329,441	6.0	439,255	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	662,668	10.2	259,694	4.0	N/A	N/A
Talmer Bank and Trust	684,340	10.5	259,784	4.0	324,730	5.0
December 31, 2014 (Basel I)
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$720,552	16.4%	$350,645	8.0%	N/A	N/A
Talmer Bank and Trust	627,851	16.3	308,374	8.0	$385,468	10.0%
Talmer West Bank(1)	101,926	19.6	41,628	8.0	N/A	N/A
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	666,035	15.2	175,323	4.0	N/A	N/A
Talmer Bank and Trust	579,604	15.0	154,187	4.0	231,281	6.0
Talmer West Bank(1)	95,656	18.4	20,814	4.0	N/A	N/A
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	666,035	11.6	230,546	4.0	N/A	N/A
Talmer Bank and Trust	579,604	11.6	200,128	4.0	250,160	5.0
Talmer West Bank(1)	95,656	12.4	30,786	4.0	N/A	N/A
______________________________________________

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
19. REGULATORY CAPITAL MATTERS (Continued)

(1)
Notwithstanding its capital levels, Talmer West Bank was not categorized as well capitalized while it was subject to the Consent Order. On August 21, 2015, Talmer West Bank was merged with and into Talmer Bank and Trust.

The Company's principal source of funds for dividend payments is dividends received from its subsidiary bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank and Trust cannot declare or pay a cash dividend or dividend in kind unless Talmer Bank and Trust will have a surplus amounting to not less than 20% of its capital after payment of the dividend. In addition, Talmer Bank and Trust may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect Talmer Bank and Trust's ability to pay dividends.
During the years ended December 31, 2015 and 2014, dividends of $95.0 million and $25.0 million, respectively, were paid to the Company by a subsidiary bank.
On January 25, 2016, a cash dividend on the Company's Class A common stock of $0.05 per share was declared. The dividend will be paid on February 18, 2016, to the Company's Class A common shareholders of record as of February 4, 2016.
20. PARENT COMPANY FINANCIAL STATEMENTS
Balance Sheets—Parent Company

	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash and cash equivalents	$12,581	$9,497
Investment in banking subsidiaries	750,713	756,452
Income tax benefit	8,504	7,975
Other assets	994	655
Total assets	$772,792	$774,579
Liabilities
Short-term borrowings	$30,000	$—
Long-term debt	15,406	10,724
Accrued expenses and other liabilities	2,171	2,248
Total liabilities	47,577	12,972
Shareholders' equity	725,215	761,607
Total liabilities and shareholders' equity	$772,792	$774,579

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Income and Comprehensive Income—Parent Company

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Income
Dividend income from subsidiary	$95,000	$25,000	$88,000
Bargain purchase gain	—	41,977	71,702
Other noninterest income	48	11	481
Total income	95,048	66,988	160,183
Expenses
Salaries and employee benefits	5,894	8,268	19,624
Bank acquisition and due diligence fees	1,568	2,547	8,619
Professional service fees	1,858	1,996	1,163
Insurance expense	316	718	136
Marketing expense	158	245	1,039
Interest on short-term borrowings	739	151	—
Interest on long-term debt	716	508	551
Other	300	282	265
Total expenses	11,549	14,715	31,397
Income before income taxes and equity in undistributed net earnings of subsidiaries	83,499	52,273	128,786
Income tax benefit	3,946	4,945	8,568
Equity in (over)/under distributed earnings of subsidiaries	(27,316)	33,632	(38,796)
Net income	$60,129	$90,850	$98,558
Total comprehensive income, net of tax	$59,678	$102,696	$86,644

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
20. PARENT COMPANY FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows—Parent Company

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$60,129	$90,850	$98,558
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over/(under) distributed earnings of subsidiaries	27,316	(33,632)	38,796
Gain on acquisition	—	(41,977)	(71,702)
Stock-based compensation expense	795	516	8,392
Increase in income tax benefit	(146)	(2,571)	(10,318)
(Increase) decrease in other assets, net	(145)	1,128	8,777
Increase (decrease) in accrued expenses and other liabilities, net	(2,417)	(2,992)	3,018
Net cash from operating activities	85,532	11,322	75,521
Cash flows from investing activities
Cash used in acquisitions	(13,323)	(6,500)	(45,000)
Capital contributions to subsidiaries	—	(99,500)	(179,000)
Refund of investment	2,225	—	—
Net cash used in investing activities	(11,098)	(106,000)	(224,000)
Cash flows from financing activities
Issuance of common stock	—	42,074	—
Issuance of common stock and restricted stock awards, including tax benefit	(183)	100	41
Repurchase of 5.1 million common shares	(74,987)	—	—
Repurchase of warrants to purchase 2.5 million shares, at fair value	(19,892)	—	—
Cash dividends paid on common stock(1)	(2,788)	(1,410)	—
Draw on senior unsecured line of credit	30,000	—	35,000
Repayment of senior unsecured line of credit	—	(35,000)	—
Repayment of long-term debt	(3,500)	—	—
Net cash from financing activities	(71,350)	5,764	35,041
Net increase (decrease) in cash and cash equivalents	3,084	(88,914)	(113,438)
Beginning cash and cash equivalents	9,497	98,411	211,849
Ending cash and cash equivalents	$12,581	$9,497	$98,411
_________________________________________

(1)	$0.04 per share and $0.02 per share for the years ended December 31, 2015 and 2014, respectively.
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

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
21. EARNINGS PER COMMON SHARE (Continued)

	For the years ended December 31,
(In thousands, except per share data)	2015	2014	2013
Net income	$60,129	$90,850	$98,558
Net income allocated to participating securities	556	279	—
Net income allocated to common shareholders(1)	$59,573	$90,571	$98,558
Weighted average common shares—issued	69,287	69,817	66,230
Average unvested restricted share awards	(641)	(212)	—
Weighted average common shares outstanding—basic	68,646	69,605	66,230
Effect of dilutive securities
Employee and director stock options	4,240	4,032	2,485
Warrants	445	1,513	949
Weighted average common shares outstanding—diluted	73,331	75,150	69,664
EPS available to common shareholders
Basic	$0.87	$1.30	$1.49
Diluted	$0.81	$1.21	$1.41
________________________________________

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the assumed average stock valuation is $16.03 per share, $13.64 per share, and $9.81 per share for the years ended December 31, 2015, 2014 and 2013, respectively.
The following average shares related to outstanding options and warrants to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive. There were no outstanding antidilutive warrants during the years ended December 31, 2015 and 2014 and no outstanding antidilutive options during the year ended December 31, 2015.

	For the years ended December 31,
(Shares in thousands)	2014	2013
Average outstanding options	20	40
Outstanding exercise prices:
Low end	$14.44	$10.00
High end	$14.44	$10.00
Average outstanding warrants	—	39
Outstanding exercise prices:
Low end		$10.00
High end		$10.00

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized gains (losses) on cash flow hedges, net of tax		Total unrealized gains (losses), net of tax
For the year ended December 31, 2015
Beginning balance	$3,995		$(145)		$3,850
Other comprehensive loss before reclassifications	(342)		(329)		(671)
Amounts reclassified from accumulated other comprehensive income	(64)	(1)	284	(2)	220
Net current period other comprehensive loss	(406)		(45)		(451)
Ending balance	$3,589		$(190)		$3,399
For the year ended December 31, 2014
Beginning balance	$(7,996)		$—		$(7,996)
Other comprehensive income (loss) before reclassifications	10,648		(168)		10,480
Amounts reclassified from accumulated other comprehensive income	1,343	(1)	23	(2)	1,366
Net current period other comprehensive income (loss)	11,991		(145)		11,846
Ending balance	$3,995		$(145)		$3,850
For the year ended December 31, 2013
Beginning balance	$3,918		$—		$3,918
Other comprehensive loss before reclassifications	(11,659)		—		(11,659)
Amounts reclassified from accumulated other comprehensive income	(255)	(1)	—		(255)
Net current period other comprehensive loss	(11,914)		—		(11,914)
Ending balance	$(7,996)		$—		$(7,996)
_____________________________________

(1)
Amounts are included in "Net gain (loss) on sales of securities" in the Consolidated Statements of Income within total noninterest income and were $99 thousand, $(2.1) million and $392 thousand for the years ended December 31, 2015, 2014 and 2013. Income tax expense (benefit) associated with the reclassification adjustments for the years ended December 31, 2015, 2014 and 2013 was $35 thousand, $(723) thousand and $137 thousand, respectively, and are included in "Income tax provision (benefit)" in the Consolidated Statements of Income.

(2)
Amounts are included in "Other brokered funds" in the Consolidated Statements of Income within total interest expense and were $(437) thousand and $(37) thousand for the years ended December 31, 2015 and 2014. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2015 and 2014 was $(153) thousand and $(14) thousand and were included in "Income tax provision (benefit)" in the Consolidated Statements of Income.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015

23. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015, 2014 and 2013:

	2015
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$64,302	$61,050	$54,414	$55,122
Interest expense	5,924	5,403	4,805	4,090
Net interest income	58,378	55,647	49,609	51,032
Provision (benefit) for loan losses	(4,583)	700	(7,313)	1,993
Noninterest income	23,575	19,342	22,098	21,430
Net loss on early termination of FDIC loss share agreements and warrant	20,364	—	—	—
Other noninterest expense	48,238	47,829	53,293	56,595
Income before income taxes	17,934	26,460	25,727	13,874
Income tax provision (benefit)	4,821	6,425	8,179	4,441
Net income	$13,113	$20,035	$17,548	$9,433
Earnings per share:
Basic	$0.20	$0.29	$0.25	$0.13
Diluted	0.19	0.27	0.23	0.12

	2014
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$55,002	$55,616	$55,213	$51,192
Interest expense	3,539	3,399	2,835	2,987
Net interest income	51,463	52,217	52,378	48,205
Provision (benefit) for loan losses	2,994	1,509	(4,102)	3,926
Bargain purchase gain	—	—	—	41,977
Other noninterest income	15,834	29,974	13,951	15,763
Noninterest expense	48,098	51,263	54,071	65,448
Income before income taxes	16,205	29,419	16,360	(5,406)
Income tax provision (benefit)	3,703	9,904	(4,246)	(1,656)
Net income	$12,502	$19,515	$20,606	$(3,750)
Earnings per share:
Basic	$0.18	$0.28	$0.29	$0.56
Diluted	0.16	0.26	0.27	0.52

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
23. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	2013
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$41,932	$46,869	$47,076	$43,845
Interest expense	2,648	2,868	3,021	3,188
Net interest income	39,284	44,001	44,055	40,657
Provision (benefit) for loan losses	3,250	2,125	(2,537)	2,260
Bargain purchase gain	—	—	—	71,702
Other noninterest income	23,557	17,984	36,006	31,889
Noninterest expense	53,009	53,373	59,849	84,583
Income before income taxes	6,582	6,487	22,749	57,405
Income tax provision (benefit)	(5,971)	(4,057)	7,743	(3,050)
Net income	$12,553	$10,544	$15,006	$60,455
Earnings per share:
Basic	$0.19	$0.16	$0.23	$0.91
Diluted	0.18	0.15	0.21	0.89
24. EMPLOYEE BENEFIT PLAN
In 2015, 2014 and 2013, the Company sponsored a defined contribution 401(k) plan covering substantially all employees and allowing employees, at their option, to contribute up to $18,000 for the year ended December 31, 2015 and $17,500 for the years ended December 31, 2014 and 2013 with an additional $6,000 for the year ended December 31, 2015 and an additional $5,500 for the years ended December 31, 2014 and 2013 if age 50 or older in each calendar year, subject to certain IRS limitations and Company service requirements. The Company matched the employee's elective contributions equal to 100 percent of base salary deferrals that do not exceed one percent of the employee's compensation plus 50 percent of salary deferrals between one percent and six percent of the employee's compensation. The Company's matching contributions vest 100 percent upon completion of two years of service.
Total contributions to the 401(k) plan were $2.3 million, $2.2 million, and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company's deferred compensation plan, which was adopted on June 26, 2014, covers all members of the Board of Directors and a select group of key management. Under the plan, participants may irrevocably elect to defer a percentage of their compensation otherwise payable to them until the date specified under the distribution option elected by the participant in their enrollment agreement over a period not to exceed 15 years. In accordance with the deferred compensation plan, distributions will be made to the participant or their beneficiary. A liability is accrued for the obligation under these plans. During the year ended December 31, 2015, we recorded income of $32 thousand related to the deferred compensation plan, and had $2.0 million of deferred compensation liability as of December 31, 2015. During the year ended December 31, 2014, we recorded income of $4 thousand related to the deferred compensation plan and had $587 thousand of deferred compensation liability as of December 31, 2014.
25. SUBSEQUENT EVENT
On January 25, 2016, Talmer and Chemical Financial Corporation (“Chemical”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Talmer with and into Chemical. The Merger Agreement has been unanimously approved by the boards of directors of Talmer and Chemical.
Under the terms of the Merger Agreement, Chemical will acquire all of the outstanding shares of Talmer common stock for common stock and cash in a transaction valued at approximately $1.1 billion, or $15.64 per share, based on the closing price of Chemical of $29.70 per share as of January 25, 2016. Talmer shareholders will receive 0.4725 shares of Chemical common

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
25. SUBSEQUENT EVENT (Continued)

stock and $1.61 per share in cash. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both Chemical and Talmer shareholders, the transaction is anticipated to close in the second half of 2016.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2015 is effective.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B.    Other Information.
    [None]

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by Item 10 is hereby incorporated by reference from our proxy statement or an amendment to the Annual Report on Form 10-K/A, to be filed with the SEC not later than 120 days after December 31, 2015.
Item 11.    Executive Compensation.
Information required by Item 11 is hereby incorporated by reference from our proxy statement or an amendment to the Annual Report on Form 10-K/A, to be filed with the SEC not later than 120 days after December 31, 2015.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 is hereby incorporated by reference from our proxy statement or an amendment to the Annual Report on Form 10-K/A, to be filed with the SEC not later than 120 days after December 31, 2015.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is hereby incorporated by reference from our proxy statement or an amendment to the Annual Report on Form 10-K/A, to be filed with the SEC not later than 120 days after December 31, 2015.
Item 14.    Principal Accounting Fees and Services.
Information required by Item 14 is hereby incorporated by reference from our proxy statement or an amendment to the Annual Report on Form 10-K/A, to be filed with the SEC not later than 120 days after December 31, 2015.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, "Financial Statements and Supplementary Data," above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 187 of this Annual Report on Form 10-K and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALMER BANCORP, INC.
February 29, 2016	By:	/s/ DAVID T. PROVOST
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

Name	Title	Date

/s/ DAVID PROVOST	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2016
David Provost

/s/ DENNIS KLAESER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Dennis Klaeser

/s/ MAX BERLIN	Director	February 29, 2016
Max Berlin

/s/ GARY COLLINS	Vice Chairman, Director	February 29, 2016
Gary Collins

/s/ JENNIFER GRANHOLM	Director	February 29, 2016
Jennifer Granholm

/s/ PAUL HODGES, III	Director	February 29, 2016
Paul Hodges, III

/s/ RONALD KLEIN	Director	February 29, 2016
Ronald Klein

/s/ BARBARA MAHONE	Director	February 29, 2016
Barbara Mahone

/s/ ROBERT NAFTALY	Director	February 29, 2016
Robert Naftaly

/s/ ALBERT PAPA	Director	February 29, 2016
Albert Papa

/s/ THOMAS SCHELLENBERG	Director	February 29, 2016
Thomas Schellenberg

Name	Title	Date
/s/ GARY TORGOW	Chairman of the Company and the Board	February 29, 2016
Gary Torgow

/s/ ARTHUR WEISS	Director	February 29, 2016
Arthur Weiss

EXHIBIT INDEX

Exhibit Number		Description
2.1
Purchase and Assumption Agreement, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of CF Bancorp, Michigan, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.1 of our registration statement on Form S-1 filed on January 10, 2014)†

2.2
Purchase and Assumption Agreement, dated as of November 19, 2010, among the Federal Deposit Insurance Corporation, Receiver of First Banking Center, Burlington, Wisconsin, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.2 of our registration statement on Form S-1 filed on January 10, 2014)†

2.3
Purchase and Assumption Agreement, dated as of February 11, 2011, among the Federal Deposit Insurance Corporation, Receiver of Peoples State Bank, Hamtramck, Michigan, the Federal Deposit Insurance Corporation and First Michigan Bank (now known as Talmer Bank and Trust) (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.3 of our registration statement on Form S-1 filed on January 10, 2014)†

2.4
Purchase and Assumption Agreement, dated as of April 29, 2011, among the Federal Deposit Insurance Corporation, Receiver of Community Central Bank, Mount Clemens, Michigan, the Federal Deposit Insurance Corporation and Talmer Bank and Trust (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (incorporated by reference to Exhibit 2.4 of our registration statement on Form S-1 filed on January 10, 2014)†

2.5
Amended and Restated Asset Purchase Agreement by and between First Place Financial Corp. and Talmer Bancorp, Inc. dated December 14, 2012 (incorporated by reference to Exhibit 2.5 of our registration statement on Form S-1 filed on January 10, 2014)†

2.6
Stock Purchase Agreement by and among Talmer Bancorp, Inc., Capitol Bancorp Ltd. and Financial Commerce Corporation dated as of October 11, 2013 (incorporated by reference to Exhibit 2.6 of our registration statement on Form S-1 filed on January 10, 2014)†

2.7
Agreement and Plan of Merger between Chemical Financial Corporation and Talmer Bancorp, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 26, 2016)†

3.1		Articles of Incorporation of Talmer Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of our registration statement on Form S-1 filed on January 10, 2014)
3.2		Fourth Amended and Restated Bylaws of Talmer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 26, 2016)
4.1		Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our registration statement on Form S-1 filed on January 31, 2014)
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

10.4	*	Employment Agreement between Thomas Shafer and First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) dated May 17, 2010

10.5	*	Change in Control Agreement between Talmer Bancorp, Inc., Talmer Bank and Trust and Greg Bixby dated September 20, 2014
10.6	*	First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed on January 10, 2014)
10.7	*	First Amendment to Equity Incentive Plan dated April 30, 2010 (incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed on January 10, 2014)
10.8	*	Second Amendment to Equity Incentive Plan dated March 15, 2011(incorporated by reference to Exhibit 10.6 of our registration statement on Form S-1 filed on January 10, 2014)
10.9	*	Third Amendment to Equity Incentive Plan dated March 26, 2014 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2014)
10.10	*	Talmer Bancorp, Inc. Annual Incentive Plan (filed as Appendix A and incorporated by reference to Talmer Bancorp, Inc.'s Definitive Proxy Statement filed on Schedule 14A with the SEC on April 28, 2014)
10.11	*	Talmer Bancorp, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2014)
10.12	*	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to our registration statement on Form S-1 filed on January 21, 2014)
10.13	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2014)
10.14		Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on August 14, 2014)
10.15		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed on January 10, 2014)
10.16
Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 20, 2013 (incorporated by reference to Exhibit 10.15 of our registration statement on Form S-1 filed on January 10, 2014)

10.17
First Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 18, 2014 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 18, 2015)

10.18
Second Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated March 26, 2015 (incorporated by reference to Exhibit 10.19 of our Annual Report on form 10-K filed on March 26, 2015)

10.19
Warrant Repurchase Agreement by and between WLR Recovery Fund IV, L.P., WLR IV Parallel ESC, L.P. and Talmer Bancorp, Inc. dated February 17, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2015)

10.20	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 26, 2015)
10.21		Form of Director Restricted Stock Agreement
10.22		Fourth Amendment to Equity Incentive Plan dated March 25, 2015 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 14, 2015)
10.23
Third Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated June 30, 2015 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 14, 2015)

10.24
Fourth Amendment to Loan Agreement between U.S. Bank National Association and Talmer Bancorp, Inc. dated December 18, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 18, 2015)

10.25
Termination Agreement among the Federal Deposit Insurance Corporation, as Receiver of CF Bancorp, Port Huron, Michigan, the Federal Deposit Insurance Corporation, as Receiver of First Banking Center, Burlington, Wisconsin, the Federal Deposit Insurance Corporation, as Receiver of Peoples State Bank, Hamtramck, Michigan, and the Federal Deposit Insurance Corporation, as Receiver of Community Central Bank, Mount Clemens, Michigan, the Federal Deposit Insurance Corporation and Talmer Bank and Trust dated as of December 28, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 28, 2015)

10.26
Warrant Termination Agreement dated December 28, 2015 entered into between the Federal Deposit Insurance Corporation and Talmer Bancorp, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 28, 2015)

10.27		Form of Restricted Stock Agreement
21.1		Subsidiaries of Talmer Bancorp, Inc
23.1		Consent of Crowe Horwath LLP
24.1		Power of Attorney (included on signature page)
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certifications
101	**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidate Financial Statements.

_______________________________________________________________________________

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