Form 10-K/A
period 2015-12-31
TALMER BANCORP, INC.
filed 2016-03-30
CIK 1360683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	
Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant was approximately $978.1 million.

The number of shares outstanding of the registrant's Class A common stock, par value $1.00 per share, as of March 28, 2016 was 66,844,244.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Talmer Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed by Talmer Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the “Original Filing”). This Amendment is being filed solely to include the information required by Part III (Items 10 through 14) of Form 10-K. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. We are filing this Amendment to include the Part III information in our Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Unless the context suggests otherwise, references to “Talmer Bancorp, Inc.,” “the Company,” “we,” “us,” and “our” mean the combined business of Talmer Bancorp, Inc. and our subsidiary bank, Talmer Bank and Trust (“Talmer Bank”).

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Our bylaws provide for a board of directors consisting of not fewer than three nor more than 20 individuals with the exact number to be fixed by the board of directors. The board of directors has fixed the number of directors constituting the entire board at 12.

Information about each of our current directors is provided below. Each director is currently a director of the Company and Talmer Bank. The term of office of each director expires at the 2016 annual meeting of shareholders or until each person’s successor is duly elected and qualified.

Biographical Information for Each Director
Max Berlin, age 45, has been a director of the Company and Talmer Bank since April 2010. Mr. Berlin is currently a managing director at M & E Financial, LLC. Before that, Mr. Berlin was the President and Chief Executive Officer of MeasureComp LLC, a leading floor covering computerized measuring system, from 1998 until the business was sold to the Home Depot, Inc., in May 2012. Mr. Berlin serves on the board of directors of Orthodox Union, New York. He is a former director of The PrivateBank-Michigan, now a part of The PrivateBank, a subsidiary of PrivateBancorp, Inc. and Providence Hospital, Southfield. Mr. Berlin’s experience as the president and chief executive officer of a successful business offers the board management experience, financial knowledge and leadership capabilities, making him a valuable asset to the board.
Gary Collins, age 57, has been a director of the Company and Talmer Bank since April 2010 and a Vice Chairman of the Company and Talmer Bank since March 2011. Upon our acquisition of Talmer West Bank, Mr. Collins was appointed to serve as President and Chief Executive Officer and as a director of Talmer West Bank, until it was merged with Talmer Bank in August 2015. Mr. Collins has over 30 years of banking experience in the Chicago and Midwest markets where he most recently served as Chairman and Co-Chief Executive Officer of Lake Shore Wisconsin Corporation from 2010 until 2011, before joining the Company. Before joining Lakeshore Wisconsin Corporation, Mr. Collins was a founding Managing Director and also served as Vice Chairman of the PrivateBank-Chicago from 1991 until 2009. During his 18 year tenure, The Private Bank and Trust Company-Chicago grew to $4.5 billion in assets. Mr. Collins has extensive experience focused within mortgage banking and real estate opportunities among residential, multi-family, and commercial lending. Mr. Collins brings to our board valuable and extensive banking experience gained from managing and overseeing a broad range of operations, including mortgage and retail banking. His experience in leadership roles and activities are valuable assets to the board.
Jennifer Granholm, age 57, has been a director of the Company and Talmer Bank since August 2013.  Ms. Granholm has more than 25 years of experience in leadership positions and public service, including serving as the Attorney General of the State of Michigan from 1999 until 2003, and as Governor of the State of Michigan from 2003 until 2011.  Ms. Granholm is currently a Distinguished Practitioner of Law and Public Policy at the University of California Berkeley, a position she has held since 2011.  She is also the Chief Executive Officer of Granholm Mulhern Associates, which provides strategic business and political counseling, a position she has held since 2011.  She is also a national speaker on governing, women, energy, education and health care for Keppler Speakers Bureau. She is a contributor to ABC’s, “This Week with George Stephanopoulos”, she serves as a senior advisor to Correct the Record, and appears regularly on numerous political analysis shows.  She serves on the Board of Directors for Fincantieri/Marinette Marine shipbuilding.  Ms. Granholm served on the Board of Directors for Dow Chemical Company and as a Senior Advisor on Energy for the Pew Charitable Trusts in 2011.  Ms. Granholm’s substantial executive leadership experience and public service, particularly in the State of Michigan, is a valuable asset to the board.
Paul Hodges, III, age 61, has been a director of the Company and Talmer Bank since May 2007. Mr. Hodges is the Chief Executive Officer of Yottabyte, LLC, a cloud technology platform provider. Mr. Hodges is the former President and Chief Executive Officer of Codespear LLC, an interoperable communications company, which he sold in January 2007. Mr. Hodges has more than 25 years of high-tech experience, specializing in the areas of enterprise computing, networks and integration services. He was previously the President and Chief Executive Officer of Bloomfield Computer Systems, Hewlett Packard’s largest Channel Partner in North America. Mr. Hodges has extensive experience as a successful business owner and also provides the board with expertise in matters relating to technology.
Ronald Klein, age 58, has been a director of the Company and Talmer Bank since April 2010. Upon our acquisitions of First Place Bank and Talmer West Bank, Mr. Klein was appointed to serve as a director of each bank until each bank was merged with and into Talmer Bank in 2014 and 2015, respectively. Mr. Klein has served as a director and Chief Executive Officer of Origen Financial, Inc. and its predecessor since February 1999. Origen Financial, Inc. is a REIT that originated and serviced manufactured home loans until 2008, after which it has managed its securitized loan portfolio. In January 2015, Mr. Klein was appointed to the board of directors of Sun Communities, Inc., a publicly traded REIT that owns and operates manufactured housing communities. Mr. Klein is also actively involved with several closely-held companies in the real estate industry and the technology industry. He is a graduate of the University of Michigan Law School. Mr. Klein’s financial acumen and his professional experience in the real estate industry are valuable assets to the board.
Barbara Mahone, age 69, has been a director of the Company and Talmer Bank since March 2013. Ms. Mahone has more than 30 years of experience in executive leadership positions providing human resources skills with emphasis on domestic and global human resource strategies. Ms. Mahone retired from General Motors in 2008 as Executive Director, Human Resources, after 38 years of service. She also serves on the Walsh College Board of Trustees, the Shiloh Community Restoration Foundation Board and the Bizdom Board. Ms. Mahone served on the Board of Directors for William Beaumont Health System from 1997 until 2015. Ms. Mahone also served on the Board of Directors of Charter One Bank from 2002 until 2004. She has leadership experience with the U.S. Government as an appointee of President Ronald Reagan as Chair of the Federal Labor Relations Authority from 1983 until 1984, a position that requires confirmation from the U.S. Senate. Ms. Mahone’s executive level experience in human resources, together with her experience serving as a director with several companies, are valuable assets to the board.
Robert Naftaly, age 78, has been a director of the Company and Talmer Bank since April 2010. Upon our acquisitions of First Place Bank and Talmer West Bank, Mr. Naftaly was appointed to serve as a director of each bank until each bank was merged with and into Talmer Bank in 2014 and 2015, respectively. Mr. Naftaly is retired as President and Chief Executive Officer of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan, and as Executive Vice President and Chief Operating Officer of BCBS of Michigan. Before that, Mr. Naftaly served as Vice President and General Auditor of the Detroit Edison Company, and was also the Director of Management and Budget for the State of Michigan. He was a managing partner and founder of Geller & Naftaly, Herbach and Shapiro, a certified public accounting firm and a member of the State of Michigan Tax Commission. Mr. Naftaly chairs the UAW Retiree Medical Trust VEBA and is also a member of its audit committee. He is a former director of Sun Communities Inc., Meadowbrook Insurance Group, Inc. and The PrivateBank-Michigan, now a part of The PrivateBank, a subsidiary of PrivateBancorp, Inc. Mr. Naftaly’s expertise in financial and accounting matters for complex organizations provides a valuable resource to the board.
Albert Papa, age 64, has been a director of the Company and Talmer Bank since April 2010. Mr. Papa is the Executive Chairman of Cambridge Consulting Group, one of Michigan’s largest privately-held insurance, benefits, and financial services firms with offices in Michigan and New York, a position he has held since September 2014. Before that, Mr. Papa served as the Chairman and Chief Executive Officer of Cambridge Consulting Group from 1985 until September 2014. Mr. Papa focuses much of his time in working with affluent families in developing estate tax reduction and estate tax payment strategies. He also serves as a consultant for a Fortune Global 50 insurance company as well as providing consulting services to financial services and insurance agencies throughout the United States. Mr. Papa is a long-time and active member of the Advanced Association of Life Underwriters and the Oakland County Estate Planning Council. He also sits on the Board of Directors of EARC, a reinsurance company. He is a former director of The PrivateBank-Michigan, now a part of The PrivateBank, a subsidiary of PrivateBancorp, Inc. Mr. Papa’s expertise in financial and accounting matters as well as his extensive business experience provides the board insight and a unique knowledge of our target customers.
David Provost, age 62, was appointed Chief Executive Officer of Talmer Bank in early 2008. He has also served as Chief Executive Officer, President and a director of the Company, and Chairman of Talmer Bank since December 2009, and he served as President of Talmer Bank from December 2009 until September 2014. Upon our acquisitions of First Place Bank, Mr. Provost was appointed to serve as a director of First Place Bank, until it was merged with and into Talmer Bank on February 10, 2014. Before joining us, Mr. Provost served as Chairman and Chief Executive Officer of The PrivateBank-Michigan, which at that time was a subsidiary of Chicago based PrivateBancorp, Inc. Mr. Provost also served as President and Chief Executive Officer of Bloomfield Hills Bancorp, and Chairman and Chief Executive Officer of The Private Bank. Before his leadership role at The PrivateBank, Mr. Provost served 13 years in various capacities at Manufacturers National Bank of Detroit and Manufacturers National Bank of Novi, now known as Comerica Bank. Mr. Provost serves as a member of the Board of Directors and Chairman of the Audit Committee for Plastipak Holdings, Inc. and its subsidiaries. From 2010 until 2011, he served on the Board of Directors of Empire American Realty Trust, Inc., now Independence Realty Trust, Inc. Mr. Provost has extensive banking experience and has been an integral part of our daily operations since 2008. His breadth of experience, institutional knowledge of the company, and leadership skills are critical assets to the board.
Thomas Schellenberg, age 69, has been a director of the Company and Talmer Bank since April 2010. Upon our acquisitions of First Place Bank and Talmer West Bank, Mr. Schellenberg was appointed to serve as a director of each bank until each bank was merged with and into Talmer Bank in 2014 and 2015, respectively. Mr. Schellenberg has been a licensed certified public accountant for over 39 years and a licensed attorney for 41years. He was employed by Touche Ross & Co. (now Deloitte) for almost nine years and served as bank tax expert and tax manager for the Detroit office prior to forming his own CPA firm in 1981. From 1989 until October 2014, he was the President of the tax and business consulting firm of Schellenberg & Associates, P.C., which sold its name, operating assets and client base to Metzler Locricchio Serra & Co. P.C., a certified public accounting firm, in 2012. In October 2014, Mr. Schellenberg resigned from Metzler Locricchio Serra & Co. P.C. and formed a new CPA firm, Puckett, Clement and Schellenberg, P.C., where he now practices. Mr. Schellenberg is also President of Schell-Young Investments, Inc. Mr. Schellenberg serves on the board of directors of Plastipak Holdings, Inc. and its subsidiaries. He is a former director of The PrivateBank-Michigan, now a part of The PrivateBank, a subsidiary of PrivateBancorp, Inc. Mr. Schellenberg’s experience as a licensed certified public accountant offers the board financial acumen and analytical skills to help us manage our growth and risk in the existing business.
Gary Torgow, age 59, has been Chairman of the Company and the Board of Directors of the Company since December 2009. Mr. Torgow has also served Talmer Bank in an executive capacity since January 2010. Upon our acquisitions of First Place Bank and Talmer West Bank, Mr. Torgow was appointed to serve as a director of First Place Bank, until it was merged with and into Talmer Bank in February 2014, and served as chairman of Talmer West Bank until it was merged with and into Talmer Bank in August 2015. Before joining our company, he served as the founder and Chairman of the Sterling Group, a Michigan-based real estate, development, investment and management company that has acquired, developed and operated a number of landmark properties and businesses in Southeast Michigan. Mr. Torgow was also a former Board member of the Bank of Bloomfield Hills and the Michigan Board of The PrivateBank. Mr. Torgow serves on the board and audit committees of Jackson National Life Insurance of New York, on the board and finance committee of Blue Cross Blue Shield of Michigan, and on the boards of Henry Ford Health Systems Foundation, Detroit Downtown Partnership, Detroit Crime Commission, Wayne State University Foundation and the Community Foundation of Southeastern Michigan. From 2010 until 2011, he served on the Board of Directors of Empire American Realty Trust, Inc., now Independence Realty Trust, Inc. He is also a member of the Michigan Bar Association and earned his Juris Doctor Degree at Wayne State University. Mr. Torgow’s extensive experience in banking, business and real estate related endeavors is a valuable asset to the board and provides a unique knowledge of the markets in which we operate.
Arthur Weiss, age 67, has been a director of the Company and Talmer Bank since May 2007. Mr. Weiss is a shareholder and Chairman of the Board of Directors of the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, where he has practiced law since 1976. He represents business owners, professionals, corporate executives and corporations with stock and asset sales, debt restructurings, financings, mergers and acquisitions and all aspects of taxation. Mr. Weiss has served on the board of directors of Sun Communities, Inc., a publicly traded REIT that owns and operates manufactured housing communities, since 1996. He also serves on the board of USMM, LLC, a majority owned subsidiary of Centene Corporation, a publicly traded company. Mr. Weiss also serves as a board member on a number of non-profit private foundations and public charities, and he is an executive officer of the Detroit Symphony Orchestra, Inc. Mr. Weiss’s over 36 years of legal experience provides our board not only with legal insight but also a unique perspective of the markets in which we operate.

Biographical Information for Executive Officers

Our executive officers are:

Name	Position
David Provost	Chief Executive Officer, President and Director of the Company and Chief Executive Officer and Chairman of Talmer Bank
Gary Torgow	Chairman of the Company and the Board of Directors
Dennis Klaeser	Chief Financial Officer and Executive Managing Director of the Company and Talmer Bank
Gary Collins	Vice Chairman and Director of the Company and Talmer Bank
Thomas Shafer	Chief Operating Officer of the Company and President of Talmer Bank
Bradley Adams	Executive Managing Director - Corporate Development of the Company and Talmer Bank
Gregory Bixby	Executive Managing Director and Chief Information Officer of the Company and Talmer Bank
James Dunn	Executive Managing Director and Chief Legal Counsel of Talmer Bank and Secretary of the Company
Karl Grunawalt	Executive Managing Director and Chief Credit Officer of Talmer Bank
Kathleen Wendt	Executive Managing Director and Chief Accounting Officer of the Company and Talmer Bank

Because each of Mr. Provost, Mr. Torgow and Mr. Collins also serves on our board of directors, we have provided biographical information for them above. Biographical information for each of Mr. Klaeser, Mr. Shafer, Mr. Adams, Mr. Bixby, Mr. Dunn, Mr. Grunawalt and Ms. Wendt is provided below:
Dennis Klaeser, age 58, has served as our Chief Financial Officer and an Executive Managing Director since May 2010. Upon our acquisition of First Place Bank, Mr. Klaeser was appointed to serve as Chief Financial Officer and as a director of First Place Bank, until it was merged with and into Talmer Bank on February 10, 2014. Before joining us, Mr. Klaeser was a senior Midwest bank analyst with Raymond James from April 2009 to May 2010. From 2003 until 2009, he was Chief Financial Officer of PrivateBancorp, Inc., where he was responsible for financial and accounting functions as well as strategic planning, capital markets, and investor relations. From 2000 through 2002, Mr. Klaeser was Managing Director and Head of the Financial Institutions Group for Andersen Corporate Finance, a division of Arthur Andersen, where he was responsible for advising financial institutions on complex merger and acquisition transactions, restructuring, and divestitures. Mr. Klaeser also spent seven years as an investment banker and was head of the Financial Institutions Group at EVEREN Securities, which was acquired by First Union Securities. During his career, Mr. Klaeser has managed more than 40 merger and acquisition and capital transactions for financial institutions.
Thomas Shafer, age 57, joined Talmer Bank in May 2010 and has served as Chief Operating Officer of the Company and President of Talmer Bank since September 2014. Before his appointment as Chief Operating Officer of the Company, he served as a Vice Chairman of the Company from 2011 until 2014. Upon our acquisition of First Place Bank, Mr. Shafer was appointed to serve as Chief Executive Officer and President and as a director of First Place Bank, until it was merged with and into Talmer Bank on February 10, 2014. Before joining Talmer Bank, Mr. Shafer held various executive level positions with Citizens Republic Bancorp over a 16 year period, most recently as Executive Vice President, Specialty Banking, which included all large credit exposure clients, healthcare banking, treasury services and trade finance. Previous roles with Citizens Republic Bancorp included Executive Vice President, Regional Banking, where he managed all of the bank’s regions in their four-state footprint, Executive Vice President of Commercial Banking, Chief Credit Officer and Regional President, Southeast Michigan, where he led the bank’s initiative to enter Michigan’s largest market. During his tenure with Citizens Republic Bancorp, he was materially involved in the due diligence, purchase and integration of ten Midwest financial institutions. Before joining Citizens Republic Bancorp, he held numerous positions with Michigan National Bank primarily in Southeast Michigan.
Bradley Adams, age 41, joined Talmer Bank in December 2010 and has served as an Executive Managing Director of the Company since 2011. Mr. Adams has 17 years of banking and management experience including merger and acquisition analysis, financial reporting and credit underwriting. He is responsible for our corporate development activities including merger and valuation analysis and management of internal financial reporting. Mr. Adams served as a consultant on acquisition related matters for Talmer Bank in the year prior to joining Talmer Bank. From 2008 to 2010, Mr. Adams served as Manager of Mergers and Acquisitions for Atlantic Bank & Trust, a community bank pursuing private capital for an acquisition driven growth strategy. From 2006 to 2008, Mr. Adams served as a Managing Director for W2 Freedom, LLC, a private investment fund manager focused on investing in community banks, where he was responsible for conducting financial analysis of potential investment opportunities. Mr. Adams is the former Director of Investor Relations for Fifth Third Bancorp, a $100 billion plus Midwest-based financial institution.
Gregory Bixby, age 50, joined Talmer Bank in May 2011 as Chief Information Officer and as an Executive Managing Director. He was also appointed as Chief Operating Officer of First Place Bank in May 2013, until it was merged with and into Talmer Bank on February 10, 2014. Mr. Bixby has over 25 years of experience in technology and operations. He previously served as Chief Information Officer for Capitol Bancorp Ltd. from 2007 through 2011, where he provided strategic oversight of the operations and technology group and was responsible for redesigning and improving the company’s technology operations to provide applications appropriate for the size, scale and complexity of the organization. Before that, Mr. Bixby served as Senior Vice President and Chief Information Officer for Republic Bancorp Inc. from 1997 through 2007, and Vice President of Information Technology for Republic Bancorp Mortgage Inc. from 1993 through 1996. In addition to banking, Mr. Bixby has held information technology related positions in a variety of other industries including legal, steel manufacturing and training.
James Dunn, age 56, joined Talmer Bank in May 2008 and currently serves as Chief Legal Counsel and as an Executive Managing Director. He also serves as Secretary of the Company. Mr. Dunn previously served as our Chief Credit Officer. From 2005 to 2008, Mr. Dunn served as a Managing Director of The PrivateBank-Michigan, a subsidiary of PrivateBancorp, Inc., and was responsible for commercial and consumer loan documentation, lending compliance, collection and litigation, and general legal counsel consultation. Before his employment at The PrivateBank-Michigan, he was a shareholder and partner at the law firm of Strobl & Sharp, P.C. and began his legal career at the law firm of Plunkett & Cooney, P.C., where his practice concentrated on general civil litigation, real estate and bank regulatory matters. Mr. Dunn began his banking career at the Bank of the Commonwealth in 1981, joined First Federal Saving Bank and Trust as its Commercial Credit Manager in 1984 and joined Michigan National Bank as an Assistant Vice President and Commercial Loan Officer in 1986.
Karl Grunawalt, age 60, joined Talmer Bank in February 2014, serving as Ohio Regional Credit Officer, then became Chief Credit Officer and an Executive Managing Director in September 2014. He also served as Chief Credit Officer of Talmer West Bank from April 2015 until it was merged with and into Talmer Bank in August 2015. He has over 20 years of credit risk management experience including middle market, business banking, private banking, specialty credit and payments. Before joining Talmer Bank, Mr. Grunawalt held various executive level positions with Keycorp from 1980 until 2013, including Executive Vice President, Payments and Specialty Credit from 2011 until 2013, Executive Vice President, Community Bank Credit Risk Management from 2004 until 2011, Executive Vice President, National Credit Executive from 2000 until 2004 and Executive Vice President, Special Assets Director from 1993 until 2000.

Kathleen Wendt, age 42, joined Talmer Bank in June 2011 and serves as Chief Accounting Officer and as an Executive Managing Director of the Company and Talmer Bank. Ms. Wendt is a certified public accountant with experience in financial reporting, accounting policy and the management of controls over financial reporting. She has over ten years of banking experience and over 20 years of experience in accounting and auditing. Before joining Talmer Bank, Ms. Wendt served in a number of positions with Comerica Incorporated, a financial institution with $60 billion plus in total assets, from May 2003 until June 2011, including Senior Vice President, Director of External Reporting and Senior Vice President, Director of Accounting Policy and Financial Procedures and Controls. Before that, Ms. Wendt served as an Assurance Manager at PricewaterhouseCoopers located in Chicago, Illinois and Zurich, Switzerland.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. Based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, our directors and executive officers complied with all applicable Section 16(a) filing requirements, with the exception of Kathleen Wendt who did not timely file one Form 4 upon the exercise of stock options and the acquisition of the underlying shares of Class A common stock and the withholding of shares to pay the exercise price of the option on February 12, 2015. Ms. Wendt filed a late Form 4 to report the transactions on March 12, 2015.

Code of Business Conduct and Ethics

We expect all of our employees to conduct themselves honestly and ethically. Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all employees of the Company and Talmer Bank, including officers and directors. The Code of Business Conduct and Ethics is intended to provide guidance to assure compliance with law and promote ethical behavior. The Code of Business Conduct and Ethics is available on our website, www.talmerbank.com, in the “Governance Documents” section under “Investors Relations.”

Audit Committee

Our board of directors has designated a standing Audit Committee which is currently composed of Mr. Naftaly (Chairman), Mr. Berlin, Ms. Granholm, Ms. Mahone and Mr. Schellenberg. The board has determined that each of Mr. Naftaly and Mr. Schellenberg is an “audit committee financial expert.” The board has determined that each member of the committee is “independent” under SEC Rule 10A-3 and under The NASDAQ Capital Market listing standards. The Audit Committee met eleven times in 2015. The Audit Committee operates under a written charter that is available on our website, www.talmerbank.com, in the “Governance Documents” section under “Investor Relations.”

Item 11.    Executive Compensation.
Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with our management. Based upon that review and those discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.

•	Thomas Schellenberg, Chairman

•	Max Berlin

•	Ronald Klein

•	Barbara Mahone

The Compensation Committee Report of our Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the information contained in the report by reference, and it shall not be deemed filed under such acts.

Compensation Discussion and Analysis

In this section, we sometimes refer to the Compensation Committee as the “committee.”

Overview

In this Amendment, we refer to the individuals who served as our principal executive officer, our principal financial officer and our three other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2015 were:

•	David Provost, President and Chief Executive Officer;

•	Dennis Klaeser, Chief Financial Officer;

•	Gary Torgow, Chairman of the Company and the Board of Directors;

•	Thomas Shafer, Chief Operating Officer; and

•	Gregory Bixby, Chief Information Officer.

The following Compensation Discussion and Analysis focuses on the compensation for 2015 for our named executive officers whose compensation is detailed in the Summary Compensation Table that follows. In this discussion, we explain our compensation philosophy and objectives, factors considered by the Compensation Committee in making compensation decisions and additional details of our compensation practices.

2015 Financial and Performance Highlights

Our strategy continues to be to remain a high performing bank within our industry. We believe that our efforts during the year ended December 31, 2015 have been successful and our stock performance during 2015 has outpaced the SNL U.S. Bank NASDAQ Index and the SNL U.S. Bank and Thrift Index, as evidenced by the “Stock Performance Graph,” beginning on page 44 of the Original Filing. Specifically, our executive team’s efforts in 2015 to improve our financial performance and remain on course with our strategic objectives are illustrated in the following highlights:

•
Improved core earnings per share. Earnings per average share were $0.81 for the year ended December 31, 2015, compared to $1.21 for the year ended December 31, 2014. However, core earnings per average diluted share, a non-GAAP financial measurement, improved to $1.18 for the year ended December 31, 2015, compared $0.97 for the year ended December 31, 2014 and to $0.38 for the quarter ended December 31, 2015, compared to $0.20 for the quarter ended December 31, 2014. In 2015, we repurchased 5.1 million shares of our Class A common stock and terminated warrants to purchase 2.5 million shares, inclusive of the FDIC warrant to purchase shares of our Class B common stock. We also continued our quarterly dividend in 2015 of $0.01 per share, and given the year ended December 31, 2015 earnings, increased it to $0.05 per share in the first quarter of 2016. Please see the section entitled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below, for a discussion on the limitations of our core earnings per average diluted share and a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure.

•
Efficiency ratio improvement. The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our efficiency ratio was 75.2% for the year ended December 31, 2015, compared to 68.0% for the year ended December 31, 2014. Our core efficiency ratio, a non-GAAP measurement, begins with the efficiency ratio and then excludes certain items deemed by management to be unrelated to regular operations including bargain purchase gains, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income, net loss on the early termination of FDIC loss share agreements, property efficiency review, expense and gain on sales of branches. Our strategy included a goal to achieve an average core efficiency ratio of less than 65% for the year ended December 31, 2015, with a final quarterly core efficiency ratio of 60% or lower. Our core operating efficiency ratio improved to 63.6% for the year ended December 31, 2015, compared to 72.8% for the year ended December 31, 2014, and to 59.5% for the quarter ended December 31, 2015, compared to 67.1% for the quarter ended December 31, 2014. Please see the section entitled “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” below for a discussion on the limitations of our core efficiency ratio and a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure.

•
Core deposit growth.  Our funding strategy in 2015 included goals to significantly grow our core deposit base and reduce brokered deposits. Total core deposits grew by $457.4 million, or 16.8%, to $3.2 billion at December 31, 2015. Of this amount, a net $264.2 million of deposits was generated from organic growth and $201.5 million of deposits were acquired at fair value in our acquisition of First of Huron Corp. Correspondingly, brokered deposits decreased by $413.4 million during the year ended December 31, 2015.

•
Strong loan growth.   Our strategy included continued growth in our loan portfolio to achieve a diversified mixture of commercial and residential real estate loans. Total loans grew by $557.6 million, or 13.1%, to $4.8 billion at December 31, 2015, compared to December 31, 2014. Loan growth was the result of the addition of $162.3 million of loans acquired at fair value in our acquisition of First of Huron Corp. and net organic loan growth of $395.3 million. At December 31, 2015, our mixture of commercial and residential real estate loans was 58.8% and 32.2% of total loans, respectively.

•
Terminate our loss share agreements. Given the pending expiration of our coverage under our commercial loss share agreements with the FDIC and the stabilization of the assets remaining under loss share, our strategic plan also included terminating our loss share agreements with the FDIC. We terminated our loss share agreements with the FDIC in December 2015. Additionally, at the same time, we terminated the FDIC’s warrant to purchase shares of our Class B common stock that was issued in connection with our initial failed bank acquisition. The early loss share and warrant termination resulted in a charge of approximately $13.9 million, or $0.20 per diluted average share, after-tax in the fourth quarter of 2015; however, we expect the transaction to be accretive to our earnings within five quarters.

•	Solid Capital Position. Our capital position continued to be strong with a Tier 1 leverage ratio of 10.2% as of December 31, 2015.

Philosophy and Objectives of Our Executive Compensation Program

Our philosophy on executive compensation is to align the interests of our executive management with the interests of our shareholders and to ensure that the total compensation paid to our executive officers is reasonable, motivating and competitive. The primary objectives of our executive compensation program are:

•
Align executive compensation with shareholder value. Within our overall compensation strategy, we utilize equity-based compensation to align the financial interests and objectives of our named executive officers with those of our shareholders.

•
Attract, retain, and motivate high-performing executive talent. We operate in a competitive employment environment and our employees, led by our named executive officers, are essential to our success. The compensation of our named executive officers, while designed to be competitive within the marketplace for similar positions with bank holding companies of comparable size, is also designed to motivate the named executive officers to maximize our performance.

•
Link pay to performance. Our compensation program is designed to provide a strong correlation between the performance of the named executive officers and the compensation the named executive officers receive. We accomplish this by including compensation elements that are designed to reward our named executive officers based on our overall performance and the executives’ abilities to achieve the performance priorities considered by the Compensation Committee.

•
Encourage Safety and Soundness. In addition to the factors described above, we consider the contributions of each of our named executive officers to our overall safety and soundness when making compensation decisions.

To support our philosophy, the Compensation Committee has put in place the following governance features, which are described in more detail below, to effectively align executive compensation with long-term shareholder return:

•
Goal Setting Process. The committee has established a robust planning process to establish financial and business performance metrics for determining annual incentive payments, which were driven by earnings, return on assets and earnings per share in 2015.

•
Stock Ownership. We maintain stock ownership guidelines and retention ratios that encourage executives to retain a significant long-term position in our stock and thereby align their interests with the interest of our shareholders.

•	Change in Control. We have implemented change in control severance protections, none of which exceed two-times base salary plus average bonus paid in the prior two calendar years.

•
Risk Mitigation. We employ features to mitigate against our executives taking excessive risk in order to maximize pay-outs, including varied and balanced performance targets, discretionary authority of the committee to reduce award pay-outs, maximum caps on annual incentive payments, and an incentive compensation recoupment policy (or so-called “clawback” policy).

•	Problematic Practices. We do not provide or permit hedging of our stock or backdating or repricing of stock option awards.

Role of Compensation Committee

The Compensation Committee is responsible for administering our executive compensation program in a manner consistent with our compensation philosophy. The Compensation Committee met eight times in 2015. Under the Compensation Committee’s Charter, the committee has authority to review and approve the total compensation, including salary, bonus incentive, benefits and other compensation, of the Chief Executive Officer, Chairman, and all other executive officers and executive managing directors of the Company. The committee also has the authority:

•	to annually review and determine corporate goals and objectives relevant to the compensation of the Chief Executive Officer and the Chairman;

•
to review and approve employment agreements, severance agreements, change-in-control provisions and any special or supplemental benefits, retirement and other compensation plans affecting executive officers and executive managing directors; and

•
to administer the Company’s incentive compensation plans (such as our Annual Incentive Plan) and equity-based compensation plans (such as our Equity Incentive Plan, as amended), including the designation of the employees to whom awards are granted, the amount of awards and the terms and conditions of such awards, subject to the provisions of each plan.

For purpose of performance reviews, the committee evaluates the performance of our Chief Executive Officer and our Chairman, and our Chief Executive Officer and Chairman evaluate the performance of our other named executive officers and discuss the results of such evaluations with the committee. In addition, our Compensation Committee was responsible for approving our Executive Deferred Compensation Plan.

Role of Management

Executive management and the Compensation Committee of our Board of Directors work together to establish, review, and evaluate compensation packages and policies. Executive management provides input into our strategic goals for future performance periods. However, the Compensation Committee carefully reviews recommended goals before giving its final approval, and it evaluates and approves overall Company bonus pools. We believe this process ensures that goals will be appropriately balanced between short and long term incentives, motivating and challenging, but also attainable.

Role of Compensation Consultant

The Compensation Committee has the authority under its charter to select, retain and obtain the advice of compensation consultants, independent legal counsel and other advisors to assist with the execution of its duties and responsibilities and is directly responsible for the appointment, compensation and oversight of the work of such consultants, independent legal counsel and other advisors. The Compensation Committee engaged Frederic W. Cook & Co. as an independent advisor to assist the committee in determining and evaluating director and executive compensation. Frederic W. Cook & Co. reported directly to the Compensation Committee. Frederic W. Cook & Co. provided the following consulting services to the Compensation Committee in 2015:

•	assisted in creating a peer group of publicly-traded financial institutions (to potentially be used for benchmarking compensation in 2016);

•
reviewed the competitiveness of the compensation elements of the Company’s top executives, including base salary, annual incentives and long-term incentives (stock options), as compared to that of the Company’s peer group;

•	reviewed the competitiveness of the Company’s director compensation elements, as compared to the Company’s peer group; and

•	provided information to the Compensation Committee regarding industry compensation trends.

The Compensation Committee assessed the independence of Frederic W. Cook & Co. in 2015, taking into consideration all factors specified in The NASDAQ Capital Market listing standards. Based on this assessment, the Compensation Committee determined the engagement of Frederic W. Cook & Co. did not raise any conflict of interest.

Benchmarking

In December 2013, the Compensation Committee engaged Fredric W. Cook & Co. to analyze the competitiveness of our compensation programs with respect to the markets in which we compete for talent. This analysis used a select peer group of 25 financial service companies that are similar to the Company in size and scope of operations. The selected companies were:

BancFirst	First Commonwealth Financial	Pinnacle Financial
Bank of the Ozarks	First Financial Bancorp	Renasant
BankUnited	First Interstate BancSystem	Texas Capital Bancshares
Boston Private Financial Holdings	First Midwest Bancorp	United Bankshares
Capital Bank Financial	National Bank Holdings	WesBanco
Chemical Financial	National Penn Bancshares	WestAmerica Bancorporation
Columbia Banking System	NBT Bancorp	Western Alliance Bancorp
Community Banking System	Old National Bancorp
CVB Financial	Oriental Financial Group

In 2015, the Compensation Committee used the above-referenced peer group, as well as a third-party banking industry survey, to obtain a general understanding of current compensation practices for our industry as compared to us, including a review of base salaries, selected corporate performance metrics for annual incentive payments, and continued long-term incentives in the form of restricted stock awards. However, for 2015, the committee did not utilize benchmarking when determining the amount or form of executive compensation. As noted above, during 2015, the Compensation Committee engaged Frederic W. Cook & Co. to assist the committee in developing an executive compensation benchmarking methodology that could potentially be used in determining the amount or form of executive compensation for 2016.

Principal Components of Our Executive Compensation Program

The principal components of our executive compensation program applicable to our named executive officers consisted of the following components for the year ended December 31, 2015, each of which was chosen to accomplish one or more of the compensation objectives discussed above:

Base Salary

Base salary reflects fixed compensation that is the foundation for our other compensation components, such as incentives and benefits. Our Compensation Committee intends for the base salary of our named executive officers to provide a base level of pay that is competitive within the financial services industry for comparable financial institutions. The base salaries for Mr. Provost, Mr. Klaeser, Mr. Torgow and Mr. Shafer are set pursuant to the terms of their employment agreements but may be increased at the sole discretion of the board of directors upon a recommendation by the Compensation Committee. Mr. Bixby’s base salary is recommended by our Chief Operating Officer after considering a variety of factors including his individual performance and responsibilities within the Company, as well as current market conditions, and is reviewed and approved by the Compensation Committee. The Compensation Committee reviews and determines executive salary levels annually to reflect each executive’s individual role, contribution, experience and performance.

The following table details the base salary of our named executive officers for the periods presented and shows the percentage change in base salary year over year.

Named Executive Officer	2014 Base Salary(1)	2015 Base Salary(2)	% Change
David Provost
Chief Executive Officer and President	$600,000	$600,000	—%
Dennis Klaeser
Chief Financial Officer	425,000	500,012	17.6
Gary Torgow
Chairman	600,000	600,000	—
Thomas Shafer
Chief Operating Officer	350,000	425,000	21.4
Gregory Bixby
Chief Information Officer	275,000	280,500	2.0

(1)
Reflects the base salary for each officer for 2014, as set by the Compensation Committee in March 2014. The “Summary Compensation Table” below reflects the base salary actually paid to Mr. Provost, Mr. Klaeser and Mr. Torgow for 2014. Because we were considered an emerging growth company subject to reduced disclosure requirements for purposes of our 2014 executive compensation disclosures, Mr. Provost, Mr. Klaeser and Mr. Torgow were our only named executive officers for 2014 and are the only named executive officers for whom 2014 and 2013 historical compensation information is presented in the “Summary Compensation Table” below.

(2)
Reflects the base salary for each officer in 2015, as set by the Compensation Committee in March 2015. The “Summary Compensation Table” below reflects the base salary actually paid to each of our named executive officers for 2015.

For 2015, the base salaries for Mr. Provost and Mr. Torgow remained unchanged from 2014. The committee increased Mr. Klaeser’s base salary in 2015 to reflect his additional corporate development responsibilities, including his role in the analysis and execution of our acquisition activities, in addition to his role as our Chief Financial Officer. The committee also increased Mr. Shafer’s base salary in 2015 to reflect his new role as Chief Operating Officer of the Company and President of Talmer Bank. Finally, the committee increased Mr. Bixby’s base salary in 2015 after considering a variety of factors, including his individual performance, his responsibilities within the Company, and competitive market conditions.

Annual Cash Incentive Payments

General

Annual cash incentive compensation is an integral component of our total compensation program that is designed to motivate and compensate our executives for the achievement of our annual business plan and objectives. As more fully discussed below, for 2015, the Compensation Committee established a performance goal under the Talmer Bancorp, Inc. Annual Incentive Plan (the “Incentive Plan”) to determine the maximum pay-out potential with respect to Mr. Provost and Mr. Torgow, the only participants under the Incentive Plan in 2015. The Compensation Committee then used the performance goals described under “Incentive Compensation Evaluation Criteria” to determine whether and to what extent the actual pay-out amount of Mr. Provost’s and Mr. Torgow’s annual cash incentive award would be less than the maximum amount permitted under the Incentive Plan. The Compensation Committee also used the performance goals described under “Incentive Compensation Evaluation Criteria” as guidelines to determine the amount of the annual incentive payments for Mr. Klaeser and Mr. Shafer. Mr. Bixby was not evaluated under the performance goals described under “Incentive Compensation Evaluation Criteria,” since his role as our Chief Information Officer is limited to information technology and operations and is not tied to company-wide performance targets. Mr. Bixby’s cash incentive payments for 2015 are described below under “Discretionary Cash Bonus for Mr. Bixby.”

Incentive Plan

    In 2014, our board of directors and shareholders approved the Incentive Plan, which is designed to enhance shareholder value by aligning the interests of our management team with those of our shareholders, and retain management. Under the Incentive Plan, certain annual bonus awards are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee currently administers the Incentive Plan. Mr. Provost and Mr. Torgow were the only participants in the Incentive Plan for 2015.

Under the Incentive Plan, generally no later than 90 days following the commencement of the applicable performance period, the Compensation Committee will select one or more performance goals applicable to each award under the Incentive Plan. For 2015, the maximum amount of an award under the Incentive Plan to each of Mr. Provost and Mr. Torgow was 130% of each officer’s base salary, or $780,000. The Compensation Committee determined that each of Mr. Provost and Mr. Torgow would be eligible to earn the maximum incentive award under the Incentive Plan, if the Company achieved earnings per share of $0.58. The Compensation Committee defined earnings per share as net income of the Company divided by diluted common shares.
The Compensation Committee further provided, however, that, even if the Company achieved earnings per share of $0.58, the committee had the right to exercise negative discretion under the Incentive Plan to reduce the potential maximum award paid to Mr. Provost and Mr. Torgow based on certain objective and subjective criteria, including the performance goals selected by the Compensation Committee used as guidelines to evaluate the potential incentive compensation for Mr. Klaeser and Mr. Shafer as described below under “Incentive Compensation Evaluation Criteria.”

Incentive Compensation Evaluation Criteria

In March 2015, the Compensation Committee determined it would set certain Company-wide performance goals, based on discussions with management and a review of the Company’s annual operating plan. The committee used these performance goals as guidelines to evaluate and determine annual incentive compensation for certain of our executive officers, including Mr. Provost and Mr. Torgow, in evaluating whether to exercise negative discretion under the Incentive Plan, and Mr. Klaeser and Mr. Shafer, in evaluating their annual cash incentive awards.

For 2015, the Compensation Committee set a threshold incentive payment, target incentive payment and maximum incentive payment for Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer determined as percentage of each officer’s respective base salary, ranging from 70% to 130% of base salary for Mr. Provost, Mr. Torgow and Mr. Klaeser, and 50% to 100% of base salary for Mr. Shafer. The Compensation Committee then selected three performance goals and set threshold, target and maximum performance levels for each performance goal. The Compensation Committee selected these performance goals because they most closely aligned with our strategy of delivering profitable growth and increased shareholder value.

The Compensation Committee assigned an equal weight to each performance goal, with all weights summing to 100%. The weight indicates the maximum percentage of the threshold incentive payment, target incentive payment, or maximum incentive payment that can be earned for achieving each particular performance goal at the set threshold, target and maximum performance levels. Threshold represents the minimum level of performance at which, if achieved, a payment is earned on each performance goal. If performance is below the threshold level for any particular performance goal, no payment will be earned. If performance exceeds the maximum performance level for any performance goal, no further incentive above the maximum incentive payment for such performance goal is earned. However, the committee determined that actual performance between the threshold, target, and maximum performance levels would be interpolated to determine the amount of payment based on relative achievement of each performance goal.

The following table shows the potential threshold incentive payment, target incentive payment and maximum incentive payment for the listed officers, if the Company achieves performance at the threshold, target and maximum performance levels for each performance goal.

Named Executive Officer	Threshold Incentive Payment	Target Incentive Payment	Maximum Incentive Payment
David Provost(1)	$420,000	$600,000	$780,000
Dennis Klaeser	350,008	500,012	650,016
Gary Torgow(1)	420,000	600,000	780,000
Thomas Shafer	212,500	318,750	425,000

(1)	To be paid under the Incentive Plan.

The three performance goals selected by the Compensation Committee for 2015 are set forth in the following table. While the Compensation Committee used these performance goals to guide its annual incentive compensation decisions with respect to Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer, it retained full authority to use negative discretion to reduce any potential incentive award based on other objective and subjective criteria it deemed appropriate.

Performance Goal	Assigned Weight	Threshold Performance Level	Target Performance Level	Maximum Performance Level	Actual Company Result (1)	Percent of Target Performance Level Achieved
Earnings	33.33%	$44.5 million	$63.6 million	$82.7 million	$71.0 million	112%
Return on Assets	33.33%	0.72%	1.03%	1.34%	1.12%	108%
Earnings per Share	33.33%	$0.59	$0.84	$1.09	$0.97	115%

(1)
The amounts in this column are derived from our audited financial statements for the year ended December 31, 2015 and are adjusted to exclude the $13.9 million after-tax charge for the early termination of Talmer Bank’s loss share agreements and the FDIC warrant and include an estimated $3.0 million after-tax impact of negative accretion on the FDIC indemnification asset that would have occurred in the fourth quarter of 2015, if the loss share agreements had not been terminated early.

When setting the above-referenced performance goals in 2015, the Compensation Committee specifically provided that it could revise such goals to exclude the impact of certain transactions, including acquisition transactions, the early termination of Talmer Bank’s loss share agreements with the FDIC and the FDIC warrant, or other one-time events, as determined by the committee. As a result, following the termination of Talmer Bank’s loss share agreements in the fourth quarter of 2015 and the related FDIC warrant agreement, the Compensation Committee determined that when evaluating the Company’s actual results for each performance goal in 2015, the Company should exclude the $13.9 million after-tax charge related to Talmer Bank’s early termination of the loss share agreements and the related FDIC warrant agreement, but would continue to include an estimated $3.0 million after-tax impact of negative accretion on the FDIC indemnification asset that would have occurred in the fourth quarter of 2015, if the loss share agreements had not been terminated early.
The Compensation Committee reviewed the Company’s performance and noted the performance level for each performance goal was above the target level established by the committee but below the maximum performance level. Accordingly, in determining the actual incentive compensation earned by Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer, the committee approved awards at an amount equal to an interpolated amount between target and maximum performance levels. The Committee believes these incentive payments are aligned with the Company’s performance-based compensation philosophy, and the contribution of each of these officers.

Mr. Provost’s, Mr. Torgow’s, Mr. Klaeser’s and Mr. Shafer’s cash incentive award is included in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation.”

Discretionary Cash Bonus for Mr. Bixby

In 2015, the Compensation Committee awarded an annual discretionary cash bonus to Mr. Bixby of $224,777, which consisted of a performance bonus of $24,777 related to the successful technology conversion of our Signature Bank acquisition, and an additional discretionary bonus of $200,000. In determining the amount of Mr. Bixby’s additional discretionary bonus, the Compensation Committee noted Mr. Bixby’s strong technical skill set, project management capabilities, and his contributions to information technology management, including his role in building our information technology infrastructure. Mr. Bixby’s discretionary cash bonus payment is included in the “Summary Compensation Table” in the column entitled “Bonus.”

Long-Term Equity-Based Incentives

We consider long-term equity-based compensation to be a critical component of our executive compensation program. We believe that restricted stock awards reward the achievement of long-term goals, align the interest of executives with those of our shareholders, foster employee stock ownership and act as a long-term retention strategy for key talent.

In 2015, the Compensation Committee granted restricted stock to our named executive officers pursuant to the terms of the Talmer Bancorp, Inc. Equity Incentive Plan, as amended (the “Equity Incentive Plan”). The “Grants of Plan Based Awards in Fiscal Year 2015” table set forth below reflects the equity grants for each of our named executive officers for the year ended December 31, 2015. Our Compensation Committee looked at a number of factors when it considered the size of each award, including the position level, each individual’s performance, the amount of prior awards and our overall retention strategy.

Like our awards in 2014, the 2015 awards cliff vest after five years. The five year cliff vesting feature is designed to provide a long term retention incentive to participants. If prior to the vesting of the shares of restricted stock there is a change of control event, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event, or (iii) the date the officer’s employment is terminated by the Company or Talmer Bank, or any of their respective successors, without cause, or by the officer for good reason, during the one-year period following such change of control event. Under the award agreements, the holders of the restricted shares are generally entitled to all rights of our common shareholders, including the right to receive dividends. Except for a termination of the officer by us or Talmer Bank, or any of our respective successors, without cause, or by the officer for good reason, in each case following a change of control event, upon the officer’s termination of employment, all shares of restricted stock that are not then vested will be immediately and automatically forfeited and cancelled.

Other Executive Benefits

Executive Deferred Compensation Plan. The Talmer Bancorp, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) is an “unfunded” plan of deferred compensation payable out of our general assets and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The plan is maintained for the convenience of our directors and a select group of our executives, including our named executive officers. The amounts credited under this plan are elective deferrals of previously earned employee and director compensation. The amount deferred by each of our named executive officers is set forth below in the “Non-Qualified Deferred Compensation” table.

Perquisites. We provide our named executive officers with limited perquisites, primarily club membership dues. The cost of these perquisites that, in the aggregate, exceeds $10,000 for each of our named executive officers, is disclosed in the “Summary Compensation Table” set forth below.

Benefit Plans. Our named executive officers are eligible to participate in our company-provided benefit plans and programs, including medical, life and disability plans, on the same basis as other salaried, full-time employees. Each of our executive officers also participates in our 401(k) Plan.

Severance and Change in Control Arrangements

We provide change in control benefits, and in certain circumstances severance benefits, specifically to retain our key executives, including our named executive officers, during a potential change in control and also to provide income continuation in the event of certain involuntary terminations.

Each of our employment agreements with Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer include certain severance payments upon termination of employment or a change in control of the Company. With respect to a change in control, each of these employment agreements provide “single trigger” benefits to the executive, meaning that the change in control payment is made upon the closing of the change in control event, even if the executive remains employed with us after the change in control. The “single trigger” change in control provision was negotiated with each of these executive officers at the time of our initial recruitment of these individuals, and with respect to Mr. Provost and Mr. Torgow, contemporaneous with our initial institutional equity capital raise and our initial failed bank acquisition in April 2010. Mr. Klaeser and Mr. Shafer received substantially similar change in control provisions when they joined our Company shortly after our capital raise in May 2010. The Compensation Committee believes that the single trigger change in control provision is appropriate because it allows these executives to pursue strategic alternatives without undue concern for their own financial security. However, the Compensation Committee currently intends to avoid single-trigger change in control provisions in future employment or change in control agreements with executive officers.

Mr. Bixby has a change in control agreement with the Company that provides for certain severance benefits in the event of his termination without cause by us or for good reason by him following a change in control.

For a more detailed description of the severance and change in control benefits applicable to our named executive officers, see the discussion below under “Potential Payments Upon Termination or Change in Control.”

Equity Grant Practices

In October 2015, the Compensation Committee adopted a Stock/Option Grant Policy and Practice that provides that stock or option awards will generally be granted, subject to certain exceptions, only during the following periods:

•	between February 15 and February 28;

•	between June 1 and June 14; and

•	between September 15 and September 30.

The grant price of stock options will be the closing price for our Class A common stock on the date of grant. We have never backdated, re-priced or spring-loaded any of our equity awards.

Executive Stock Ownership Guidelines

We reinforce the importance of aligning the financial interests of our executive officers with those of our other shareholders by maintaining minimum stock ownership guidelines for our named executive officers (and employee directors). Our ownership guidelines for non-employee directors is discussed under “Compensation of Directors for Fiscal Year 2015-Director Stock Ownership Guidelines” set forth below.

For our named executive officers (and employee directors), these guidelines are based on a multiple of the executive’s (or employee director’s) annual base salary. The table below summarizes our share ownership guidelines.

Title	Ownership Guideline
Chief Executive Officer and/or Chairman	5 x annual base salary
All other named executive officers (and employee directors)	1 x annual base salary

For purposes of meeting these guidelines, we count as “owned” the net after-tax in-the-money value of vested but unexercised stock options and the net after-tax value of nonvested time-based restricted stock. Although there is no specific time period that our executives are required to achieve the above-referenced ownership guidelines, each is expected to make continuous progress toward his respective ownership guideline and to comply with the following stock retention ratios until such guideline has been achieved:

Title	Retention Ratio
Chief Executive Officer and/or Chairman	100% of net profit shares from equity awards
All other named executive officers (and employee directors)	50% of net profit shares from equity awards

These retention ratios apply to net profit shares received upon, among other things, the vesting of restricted stock awards or the exercise of stock options. “Net profit shares” are those shares that remain after deducting the exercise price, in the event of the exercise of options, and withholding taxes.

Currently, all of our named executive officers are in compliance with our stock ownership guidelines.

Hedging Policy

Our named executive officers (and all of our employees and directors) are prohibited from engaging in hedging or monetization transactions, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings.

Policy Regarding the Recovery or Recoupment of Incentive Awards of Payments

We strive to create and maintain a culture that emphasizes integrity and accountability and that reinforces our pay-for-performance compensation philosophy. As such, our board of directors has adopted a written clawback policy that provides for the recoupment of certain executive incentive compensation that is granted, earned or vested after November 17, 2015, in the event of an accounting restatement resulting from material noncompliance with the financial reporting requirements under the federal securities laws. Our policy applies to our current and former executive officers, which includes our named executive officers, and permits recovery of incentive compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. In the event of such an accounting restatement, we will require reimbursement or forfeiture of any excess incentive compensation received by any executive officer during the three completed fiscal years immediately preceding the date we are required to prepare the restatement. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had the incentive compensation been based on the restated results.

The policy will be administered by our Compensation Committee, as designated by our board of directors, and the Compensation Committee is authorized to interpret and construe the policy and to make all determinations necessary, appropriate or advisable for the administration of the policy. The policy is intended to be interpreted in a manner that is consistent with the requirements of Section 10D of the Securities Exchange Act of 1934 and any applicable rules or standards adopted by the SEC or The Nasdaq Capital Market.

Our restricted stock agreements with our named executive officers also provide that the shares of restricted stock granted to the named executive officer are conditioned on the named executive officer’s forfeiting, waiting or repaying to the Company any amount or shares as may be required in compliance with Section 304 of the Sarbanes-Oxley Act, Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Company’s clawback policy as in effect from time to time and as directed by the Compensation Committee.

Tax Treatment

Section 162(m) of the Internal Revenue Code limits to $1 million a public company’s annual tax deduction for compensation paid to certain highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The Compensation Committee’s policy is to structure compensation awards that will be deductible where doing so will further the purposes of our executive compensation programs. The Compensation Committee also considers it important to retain flexibility, to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible. As such, the Compensation Committee may implement revised or additional compensation programs in the future as it deems necessary to appropriately compensate our executive team.

Effect of Compensation Policies and Practices on Risk Management and Risk-Taking Incentives

Our Compensation Committee reviews risks and rewards associated with our compensation programs. Although there is inherent risk in the business of banking, we do not believe that any of our compensation policies and practices create incentives for our employees to take risks that are reasonably likely to have a material adverse effect on us. We believe that our compensation policies and practices are consistent with those of similar bank holding companies and their banking subsidiaries and are intended to encourage and reward performance that is consistent with sound practice in the industry.

Executive Compensation

Summary Compensation Table

Because we were considered an emerging growth company subject to reduced disclosure requirements for purposes of our 2014 executive compensation disclosures, Mr. Provost, Mr. Klaeser and Mr. Torgow were our only named executive officers for 2014 and are the only named executive officers for whom 2014 and 2013 historical compensation information is presented in the Summary Compensation Table below.

The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2015, 2014 and 2013, as applicable.

	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compen- sation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compen- sation ($)(6)	Total ($)
David Provost	2015	600,000	—		747,698	—	671,123	—	29,990	2,048,811
Chief Executive Officer and President	2014	573,077	750,000	(7)	332,120	—	600,000	—	22,270	2,277,467	(7)
	2013	500,000	2,000,000		—	1,696,580	—	—	21,976	4,218,556

Dennis Klaeser	2015	479,817	—		460,350	—	559,283	—	11,555	1,511,005
Chief Financial Officer	2014	411,539	375,000	(7)	288,800	—	425,000	—	9,925	1,510,264	(7)
	2013	361,539	875,000		—	339,316	—	—	9,350	1,585,205

Gary Torgow	2015	600,000	—		747,698	—	671,123	—	9,301	2,028,122
Chairman	2014	573,077	750,000	(7)	332,120	—	600,000	—	18,198	2,273,395	(7)
	2013	500,000	2,000,000		—	1,696,580	—	—	14,010	4,210,590

Thomas Shafer	2015	404,810	—		341,550	—	356,534	—	27,243	1,130,137
Chief Operating Officer

Gregory Bixby	2015	279,019	224,777		178,200	—	—	—	10,115	692,111
Chief Information Officer

(1)
For 2013, these amounts reflect bonus payments determined by the board of directors based on achievement of certain performance criteria, performance of the individual, and other such criteria determined by the board of directors and the Compensation Committee. Bonus amounts paid in 2015, other than with respect to Mr. Bixby, are reported in the “Non-

Equity Incentive Plan Compensation” column of the Summary Compensation Table and discussed below under “Non-Equity Incentive Plan Compensation.”

(2)
The amounts included in this column reflect the aggregate grant date fair value of the restricted stock awards determined in accordance with FASB ASC Topic 718. Assumptions made in the valuation of awards can be found in Note 17 of our Consolidated Financial Statements in the Original Filing.

(3)
The amounts included in this column reflect the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The grant date fair value of the stock options was estimated using the Black Scholes option pricing model. Assumptions made in the valuation of awards can be found in Note 17 of our Consolidated Financial Statements in the Original Filing.

(4)
See “Compensation Discussion and Analysis-Annual Cash Incentive Payments” above for a description of how the Compensation Committee determined the incentive payments awarded to Mr. Provost, Mr. Klaeser, Mr. Torgow and Mr. Shafer.

(5)
The Company maintains a Deferred Compensation Plan that was adopted in June 2014, which provides deferred compensation benefits to members of the board of directors and a select group of key management. The Deferred Compensation Plan allows participants to irrevocably elect to defer a percentage of their compensation otherwise payable to them until the date specified under the distribution option elected by the participant in their enrollment agreement, up to certain amounts. During 2015, there were no amounts credited for participating named executive officers under the Deferred Compensation Plan at interest rates that exceeded 120% of the applicable federal long-term rate.

(6)	All of the amounts shown in the All Other Compensation column are for club dues, 401(k) contributions by the Company and cash dividends related to restricted stock grants.

(7)
Both the “Bonus” column and the “Total” column of our “Summary Compensation Table” in our 2015 proxy statement contained an error which omitted discretionary bonus payments of $750,000 to each of Mr. Provost and Mr. Torgow, and $375,000 to Mr. Klaeser for the year ended December 31, 2014. Each of these bonuses were paid in February 2014 following the completion of our initial public offering. We have corrected these omissions in this Amendment. Notably, these bonuses were properly accounted for in 2014 and were included in our results as of December 31, 2014.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table provides a summary regarding plan-based awards granted to our named executive officers in 2015. Except for restricted stock grants and incentive cash payments, we granted no plan-based awards to our named executive officers in 2015.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)

David Provost	3/25/2015	420,000	600,000	780,000	50,350	747,698
Dennis Klaeser	3/25/2015	350,008	500,012	650,016	31,000	460,350
Gary Torgow	3/25/2015	420,000	600,000	780,000	50,350	747,698
Thomas Shafer	3/25/2015	212,500	318,750	425,000	23,000	341,550
Gregory Bixby	3/25/2015	—	—	—	12,000	178,200

(1)
With respect to Mr. Provost and Mr. Torgow, amounts reported represent the potential payouts pursuant to our Incentive Plan, and with respect to Mr. Klaeser and Mr. Shafer, amounts reported represent the potential payouts pursuant to the evaluation criteria set by the Compensation Committee, with all payments subject to achievement of Company goals and subject to negative discretion as discussed in “Compensation Discussion and Analysis-Annual Cash Incentive Payments.” Actual amounts earned by Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer are included in the column entitled “Non-Equity Incentive Plan Compensation” of the “Summary Compensation Table” above. Mr. Bixby was not evaluated under the performance goals described under “Compensation Discussion and Analysis-Annual Cash Incentive Payments-Incentive Compensation Evaluation Criteria.” As a result, Mr. Bixby’s cash incentive payment for 2015 is described above under “Compensation Discussion and Analysis-Discretionary Cash Bonus for Mr. Bixby” and is included in the “Bonus” column of the “Summary Compensation Table” above.

(2)
The grants of restricted stock shown in this column were made under the Equity Plan. See “Compensation Discussion and Analysis-Long-Term Equity-Based Incentives” above for a description of the terms of the grants of restricted stock shown in this table.

(3)
The amounts in this column are the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. Assumptions made in the valuation of awards can be found in Note 17 of our Consolidated Financial Statements in the Original Filing.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides a summary of equity awards outstanding as of December 31, 2015 for the named executive officers.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

David Provost	307,924(1)	—	(1)	—	3.50	11/9/2019	73,350(6)	1,328,369	—	—
	850,000(2)	—	(2)	—	6.00	6/22/2020			—	—
	750,000(3)	—	(3)	—	8.25	1/2/2023			—	—
Dennis Klaeser	300,000(2)	—	(2)	—	6.00	6/22/2020	51,000(7)	923,610	—	—
	150,000(3)	—	(3)	—	8.25	1/2/2023			—	—
Gary Torgow	45,000(1)	—	(1)	—	3.50	11/9/2019	73,350(6)	1,328,369	—	—
	850,000(2)	—	(2)	—	6.00	6/22/2020			—	—
	750,000(3)	—	(3)	—	8.25	1/2/2023			—	—
Thomas Shafer	300,000(2)	—	(2)	—	6.00	6/22/2020	40,000(8)	724,400	—	—
	150,000(3)	—	(3)	—	8.25	1/2/2023			—	—
Gregory Bixby	50,000(4)	—	(4)	—	7.25	12/31/2021	24,000(9)	434,640	—	—
	100,000(5)	—	(5)	—	8.25	3/19/2023			—	—

(1)	One-third of the options vested upon the first, second and third anniversaries of the grant date of November 9, 2009.

(2)	One-third of the options vested upon the first, second and third anniversaries of the grant date of June 22, 2010.

(3)	Options were fully vested on the grant date of January 2, 2013.

(4) One-third of the options vested upon the first, second and third anniversaries of the grant date of December 13, 2011.

(5) Options were fully vested on the grant date of March 19, 2013.

(6) Represents unvested restricted stock granted to each of Mr. Provost and Mr. Torgow of which 23,000 shares vest on June 10, 2019 and 50,350 shares vest on March 25, 2020; provided that, if, prior to vesting, there is a change of control event as defined in the Equity Incentive Plan, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer’s employment is terminated by us (or our subsidiary, Talmer Bank (or any of our respective successors)) without cause or by the officer for good reason during the one-year period following such change of control event.

(7) Represents unvested restricted stock granted to Mr. Klaeser of which 20,000 shares vest on June 10, 2019 and 31,000 shares vest on March 25, 2020; provided that, if, prior to vesting, there is a change of control event as defined in the Equity Incentive Plan, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer’s employment is terminated by us (or our subsidiary, Talmer Bank (or any of our respective successors)) without cause or by the officer for good reason during the one-year period following such change of control event.

(8) Represents unvested restricted stock granted to Mr. Shafer of which 17,000 shares vest on June 10, 2019 and 23,000 shares vest on March 25, 2020; provided that, if, prior to vesting, there is a change of control event as defined in the Equity Incentive Plan, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer’s employment is terminated by us (or our subsidiary, Talmer Bank (or any of our respective successors)) without cause or by the officer for good reason during the one-year period following such change of control event.

(9) Represents unvested restricted stock granted to Mr. Bixby of which 12,000 shares vest on June 10, 2019 and 12,000 shares vest on March 25, 2020; provided that, if, prior to vesting, there is a change of control event as defined in the Equity Incentive Plan, all of the shares of restricted stock will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer’s employment is terminated by us (or our subsidiary, Talmer Bank (or any of our respective successors)) without cause or by the officer for good reason during the one-year period following such change of control event.

Option Exercises and Stock Vested

 No stock awards held by our named executive officers vested during 2015, and none of our named executive officers exercised any of their stock options in 2015.

Talmer Bancorp, Inc. Executive Deferred Compensation Plan

On June 26, 2014, the Compensation Committee, under authority from the Board of Directors, adopted the Deferred Compensation Plan, which provides deferred compensation benefits to certain eligible associates, including (i) members of the Board of Directors and (ii) a select group of key management. The Deferred Compensation Plan is an “unfunded” plan of deferred compensation payable out of our general assets and is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

The Deferred Compensation Plan allows participants to irrevocably elect to defer a percentage of their compensation otherwise payable to them until the date specified under the distribution option elected by the participant in their enrollment agreement (consisting of the flexible distribution option or the retirement distribution option). The initial maximum compensation deferral under the Plan is 85% of base salary and commissions and 100% of bonuses. Director participants may defer up to 100% of the cash portion of their retainer. These maximum deferral amounts may be changed by the Compensation Committee in its discretion. The Compensation Committee may also, in its discretion, make supplemental contributions to a participant’s retirement distribution account in the form of (i) a restorative match, to the extent a participant’s compensation for purposes of the 401(k) Plan is reduced by reason of compensation deferrals made under the Plan, or (ii) discretionary contributions, in an amount designated by the Committee, or, with respect to our Chief Executive Officer, the Company’s Board of Directors. These supplemental contributions will vest upon the participant completing two continuous years of service as determined by the Compensation Committee. A participant who has a separation from service (as defined in the Deferred Compensation Plan) prior to full vesting will irrevocably forfeit any supplemental contributions that have not vested, unless the Compensation Committee determines otherwise. In the event the participant is terminated for Cause (as defined in the Deferred Compensation Plan), the participant will forfeit all supplemental contributions (whether or not vested) and shall be required to repay the Company any supplemental contributions previously distributed to the participant.

The Compensation Committee will establish and maintain separate distribution accounts with respect to each participant in the Deferred Compensation Plan, including a retirement distribution account and/or up to five flexible distribution accounts. The participant’s distribution accounts will be credited with returns in accordance with the investment options elected by the participant. Investment options under the Deferred Compensation Plan will correspond to certain investment portfolios designated by the Compensation Committee.

A participant will be entitled to receive a distribution of benefits under the retirement distribution option of the Deferred Compensation Plan upon the participant’s separation from service on account of retirement in either a lump sum or in annual installments over a period not to exceed 15 years, as elected by the participant in the enrollment agreement. If the participant has a separation from service prior to retirement, other than on account of his or her death, the participant’s retirement distribution account will be distributed in a lump sum on the first plan distribution date (as defined in the Deferred Compensation Plan) that occurs at least 13 months after his or her separation from service. Benefits under the flexible enrollment option will be paid to participants as elected in his or her enrollment agreement in either a lump sum or in annual installments, provided that the elected number of years of deferral prior to the commencement of payments and the number of annual installments cannot exceed 15. In accordance with the terms of Deferred Compensation Plan, distributions will also be made to a participant’s beneficiaries upon the participant’s death or to the participant if he or she suffers an unforeseen financial emergency, as determined by the Committee.

During 2015, there were no amounts credited for participating named executive officers or directors under the Deferred Compensation Plan at interest rates that exceeded 120% of the applicable federal long-term rate.
Non-Qualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings (losses) in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FY ($)

David Provost	60,000	—	(1,993)	—	291,079
Dennis Klaeser	127,500	—	(5,713)	—	121,787
Gary Torgow	510,000	—	111	—	745,508
Thomas Shafer	50,000	—	(1,937)	—	48,063
Gregory Bixby	38,951	—	(718)	—	38,233

Employment Agreements

We currently have employment agreements with four of our named executive officers-Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer. We have included below descriptions of the current employment agreements for each of these officers. Mr. Bixby does not have an employment agreement.

David Provost - President and Chief Executive Officer of the Company and Chief Executive Officer and Chairman of Talmer Bank

On April 30, 2010, but effective as of January 1, 2010, we entered into an employment agreement with Mr. Provost to serve as President and Chief Executive Officer of the Company and Talmer Bank and Chairman of Talmer Bank. In September 2014, Mr. Shafer was appointed to serve as President of Talmer Bank. Following such appointment, Mr. Provost no longer served as President of Talmer Bank but continues to serve as Chief Executive Officer and Chairman of Talmer Bank. Mr. Provost’s employment agreement was for an initial five-year term, and will be automatically renewed for successive one-year terms, unless either party provides 160 days’ written notice of termination prior to the expiration of the then-current term. Under the employment agreement, Mr. Provost will receive an annual base salary of $500,000. Mr. Provost’s base salary may be increased at the sole discretion of the board of directors upon a recommendation by our Compensation Committee. Mr. Provost’s base salary was increased to $600,000 in March 2014 and remains unchanged.

In addition to his base salary, Mr. Provost is eligible to receive an annual incentive bonus, as determined by our board of directors and based on our performance, Mr. Provost’s performance, and such other criteria as the board of directors and our Compensation Committee may, from time to time, determine. Mr. Provost is also eligible to receive such other bonus compensation as may be determined by the board of directors and our Compensation Committee from time to time. Mr. Provost is also eligible to receive option or restricted stock grants as recommended by our Compensation Committee and approved by the board of directors.

Mr. Provost’s employment agreement provides for medical, disability, dental and life insurance for himself and his dependents as is provided to other executive employees and, he may, at his election, participate in all retirement plans, 401(k) and other benefit plans of the Company generally available to our executives. His employment agreement also entitles him to participate in any equity incentive plan, option plan or other employee benefit plan that is generally available to other senior executives.

We may terminate Mr. Provost’s employment with or without cause, and Mr. Provost may terminate his employment with or without good reason. Mr. Provost is also eligible for certain severance benefits upon a change in control. Further detail on our severance obligations to Mr. Provost, including the definitions of “cause”, “good reason” and “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

Mr. Provost’s employment agreement also contains provisions related to non-competition and non-solicitation that generally preclude Mr. Provost, for a period of 18 months following the termination of the agreement, from engaging, directly or indirectly, in the operation of a bank in Michigan or any other state in which we or one of our subsidiaries operated a bank during the term of his employment agreement, or from diverting from us any trade or business with any customer or supplier with whom Mr. Provost had contact during his employment, subject to certain conditions and exceptions.

Gary Torgow - Chairman of the Company

On April 30, 2010, but effective as of January 1, 2010, we entered into an employment agreement with Mr. Torgow to serve as our Chairman and an executive officer of the Company. Mr. Torgow’s employment agreement was for an initial five-year term, and will be automatically renewed for successive one-year terms, unless either party provides 160 days’ written notice of termination prior to the expiration of the then-current term. Under the employment agreement, Mr. Torgow will receive an annual base salary of $500,000. Mr. Torgow’s base salary may be increased at the sole discretion of the board of directors upon a recommendation by its Compensation Committee. Mr. Torgow’s base salary was increased to $600,000 in March 2014 and remains unchanged.

In addition to his base salary, Mr. Torgow is eligible to receive an annual incentive bonus, as determined by our board of directors and based on our performance, Mr. Torgow’s performance, and such other criteria as the board of directors and our Compensation Committee may, from time to time, determine. Mr. Torgow is also eligible to receive such other bonus compensation as may be determined by the board of directors and our Compensation Committee from time to time. Mr. Torgow is also eligible to receive option or restricted stock grants as recommended by our Compensation Committee and approved by the board of directors.

Mr. Torgow’s employment agreement provides for medical, disability, dental and life insurance for himself and his dependents as is provided to other executive employees and, he may, at his election, participate in all retirement plans, 401(k) and other benefit plans of the Company generally available to our executives. His employment agreement also entitles him to participate in any equity incentive plan, option plan or other employee benefit plan that is generally available to other senior executives.

We may terminate Mr. Torgow’s employment with or without cause, and Mr. Torgow may terminate his employment with or without good reason. Mr. Torgow is also eligible for certain severance benefits upon a change in control. Further detail on our severance obligations to Mr. Torgow, including the definitions of “cause”, “good reason” and “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.” The non-competition and non-solicitation provisions contained in Mr. Torgow’s employment agreement are substantially similar to those contained in Mr. Provost’s employment agreement, described above.

Dennis Klaeser - Chief Financial Officer and Executive Managing Director of the Company and Talmer Bank

On May 4, 2010, but effective as of May 10, 2010, we entered into an employment agreement with Mr. Klaeser to serve as Chief Financial Officer and Executive Managing Director of the Company and Talmer Bank. Mr. Klaeser’s employment agreement was for an initial one-year term, and will be automatically renewed for successive one-year terms, unless either party provides 60 days’ written notice of termination prior to the expiration of the then-current term. Under the employment agreement, Mr. Klaeser will receive an annual base salary of $325,000. Mr. Klaeser’s base salary may be increased, but not decreased, at the sole discretion of the board of directors upon a recommendation by our Compensation Committee. In March 2015, Mr. Klaeser’s annual base salary was increased to $500,000.

In addition to his base salary, Mr. Klaeser is eligible to receive an annual incentive bonus, with his target bonus opportunity to be determined by our board of directors and based on our performance, Mr. Klaeser’s performance, and such other criteria as the board of directors and our Compensation Committee may, from time to time, determine. Mr. Klaeser is also eligible to receive such other bonus compensation as may be determined by the board of directors and our Compensation Committee from time to time.

Mr. Klaeser’s employment agreement provides for medical, disability, dental and life insurance for himself and his dependents as is provided to other executive employees and, he may, at his election, participate in all retirement plans, 401(k) and other benefit plans of the Company generally available to our executives. His employment agreement also entitles him to participate in any equity incentive plan, option plan or other employee benefit plan that is generally available to other senior executives.

We may terminate Mr. Klaeser’s employment with or without cause, and Mr. Klaeser may terminate his employment with or without good reason. Mr. Klaeser is also eligible for certain severance benefits upon a change in control. Further detail on our severance obligations to Mr. Klaeser, including the definitions of “cause”, “good reason” and “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.” Mr. Klaeser’s employment agreement also contains provisions related to non-competition and non-solicitation that generally preclude Mr. Klaeser, for a period of 12 months following the termination his employment with us for any reason, from engaging, directly or indirectly, in the operation of a bank in Michigan within 50 miles of a Company or subsidiary location, if located outside of Michigan, or from diverting from us any trade or business with any customer or supplier with whom Mr. Klaeser had contact with during his employment, subject to certain conditions and exceptions.

Thomas Shafer - Chief Operating Officer of the Company and President of Talmer Bank

On May 17, 2010, we entered into an employment agreement with Mr. Shafer to serve as Executive Managing Director of the Company and Talmer Bank and Trust. In September 2014, Mr. Shafer was appointed to serve as Chief Operating Officer of the Company and President of Talmer Bank. Mr. Shafer’s employment agreement was for an initial one-year term, and will be automatically renewed for successive one-year terms, unless either party provides 60 days’ written notice of termination prior to the expiration of the then-current term. Under the employment agreement, Mr. Shafer will receive an annual base salary of $325,000. Mr. Shafer’s base salary may be increased at the sole discretion of the board of directors upon a recommendation by our Compensation Committee. In March 2015, Mr. Shafer’s annual base salary was increased to $425,000.

In addition to his base salary, Mr. Shafer is eligible to receive an annual incentive bonus, with his target bonus opportunity equal to 50% of his base salary, as determined by our board of directors and based on our performance, Mr. Shafer’s performance, and such other criteria as the board of directors and our Compensation Committee may, from time to time, determine. Mr. Shafer is also eligible to receive such other bonus compensation as may be determined by the board of directors or our Compensation Committee from time to time.
Mr. Shafer’s employment agreement provides for medical, disability, dental and life insurance for himself and his dependents as is provided to other executive employees and, he may, at his election, participate in all retirement plans, 401(k) and other benefits plans of the Company generally available to our executives. His employment agreement also entitles him to participate in any equity incentive plan, option plan or other employee benefit plan that is generally available to other senior executives.

We may terminate Mr. Shafer’s employment with or without cause, and Mr. Shafer may terminate his employment with or without good reason. Mr. Shafer is also eligible for certain severance benefits upon a change in control. Further detail on our severance obligations to Mr. Shafer, including the definitions of “cause”, “good reason” and “change in control,” are set forth below under the heading “Potential Payments Upon Termination or Change in Control.” Mr. Shafer’s employment agreement also contains provisions related to non-competition and non-solicitation that generally preclude him, for a period of 12 months following the termination of the agreement by us without cause or by Mr. Shafer for good reason, from engaging, directly or indirectly, in the operation of a bank in Michigan or any other state in which Talmer Bank or one of our other banking subsidiaries operated a bank during the term of his employment agreement, or from diverting from us any trade or business with any customer or supplier with whom Mr. Shafer had contact with during his employment, subject to certain conditions and exceptions.

Potential Payments Upon Termination or Change in Control

Each of the employment agreements for Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer includes certain severance payments upon termination of employment or a change in control of the Company, subject to the executive’s execution of a general release and waiver of claims against us or our affiliates. These employment agreements also provide that if any payment received by the executive following a change in control (as described below) and/or the executive’s termination or resignation of employment (whether pursuant to the terms of the employment agreement or any other plan, arrangement or agreement with the Company) is determined to constitute a “parachute payment” as such term is defined in Section 280G(b)

(2) of the Internal Revenue Code of 1986, as amended, the Company will pay to such executive an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the excise tax imposed by Section 4999 of the Internal Revenue Code with respect to such payment.

On September 20, 2014, Mr. Bixby entered into a change in control agreement with the Company that provides severance payments to Mr. Bixby upon termination of his employment in certain circumstances upon a change in control. Mr. Bixby’s is not entitled to receive excise tax gross-up payments in connection with a change in control under his change in control agreement.

Employment Agreements of Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer

The following description of the severance payments apply generally with respect to Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer, except as specifically noted.

Each named executive officer’s employment agreement provides that executive’s employment may be terminated:

•	by either executive or us at any time or for any reason or for no reason upon not less than 60 days prior written notice;

•	by us for cause (as defined below) without prior notice;

•	by the executive for good reason (as defined below) with prior written notice; and

•	upon executive’s death or if executive is totally disabled (as defined below).

Termination Without Cause by the Company or for Good Reason by the Executive

For purposes of the employment agreements, “cause” is generally defined to mean the occurrence of any one or more of the following events:

•	a material breach of any provision of the employment agreement by executive (after opportunity to cure for 20 days upon receipt of written notice of breach),

•
executive’s failure or refusal, in any material manner, to perform all lawful services required of him pursuant to his agreement (after opportunity to cure for 20 days upon receipt of written notice of breach),

•	executive’s commission of fraud, embezzlement or theft, or a crime constituting moral turpitude that renders his continued employment harmful to us,

•	executive’s misappropriation of Company assets or property, including, without limitation, obtaining material reimbursement through fraudulent vouchers or expense reports, or

•	executive’s conviction or the entry of a plea of guilty or no contest by him with respect to any felony or other crime that adversely affects our reputation or business.

For purposes of the employment agreements, “good reason” is generally defined to mean the occurrence of any of any one or more of the following events:

•	a substantial adverse change, not consented to by the executive, in the nature and scope of executive’s responsibilities, duties or authority,

•	a substantial involuntary reduction in executive’s base salary (except for an across-the-board salary reduction similarly affecting all or substantially all employees), or

•	the relocation of executive’s principal place of employment, without the executive’s consent, further than 60 miles from his current principal place of employment.

With respect to termination by executive for “good reason,” executive must give us written notice of the conditions for such termination within 90 days of the executive’s knowledge of such conditions and the Company will have 30 days following receipt of such written notice to remedy such conditions.

Under the employment agreements, if Mr. Provost’s or Mr. Torgow’s employment is terminated without cause by us or for good reason, each is entitled to receive (i) any unpaid and accrued base salary, (ii) a lump sum severance payment equal to two times the sum of his then current base salary, and (iii) all of his outstanding stock options would accelerate and become fully vested and exercisable for a period of 90 days following the termination date.

Under his employment agreement, if Mr. Klaeser’s or Mr. Shafer’s employment is terminated without cause or for good reason, he is entitled to receive (i) any unpaid and accrued base salary, (ii) a severance payment equal to one times his then current annual base salary plus an amount equal to the average of his bonus paid in the prior two calendar years, if any, to be paid in equal installments over a one year period (subject to certain exceptions), and (iii) with respect to Mr. Klaeser, all of his outstanding stock options would accelerate and become fully vested and exercisable for a period of one year following the termination date and, with respect to Mr. Shafer, all of his outstanding stock options would accelerate and become fully vested and exercisable for a period of 90 days following the termination date.

Termination of Employment Due to Death or if Executive is Totally Disabled

The employment agreements provide for automatic termination of the agreement upon death or if the executive becomes totally disabled. Under the employment agreements, upon a termination of employment due to death or disability, the officer will receive any earned but unpaid base salary and the executive’s vested stock options shall continue to be exercisable for a period of 90 days following the date executive’s employment is terminated. In addition, upon Mr. Klaeser’s death or total disability, we will pay to him or his designated beneficiary a pro rated bonus for the year of termination based on the actual results of the Company, determined in accordance with the performance criteria established by the board. Total Disability is defined as any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, where executive is unable to engage in substantial gainful activity or he is receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company.

Change in Control

For purposes of the employment agreements, a “change in control” means (i) a sale of all or substantially all of our assets (whether by merger, consolidation or otherwise), or (ii) any other transaction in which all of our shareholders sell or dispose of their shares in the Company, other than a transaction described in clause (i) or (ii) in which our shareholders immediately prior to such transaction possess, directly or indirectly, 50% or more of our total voting power or the voting power of the other surviving, acquiring or controlling entity immediately following such transaction. In no event shall more than one change in control payment be made under any of the employment agreements. If, in connection with a change in control event, the executive’s employment is terminated without cause by us or by the executive for good reason, the executive is entitled to receive either the above-described severance payment or the change in control payment, but not both. A termination of the executive’s employment shall be conclusively deemed to be in connection with a change in control event if it occurs within six months before or after the closing date of a change in control.

Upon a change in control, each of Mr. Provost and Mr. Torgow would be entitled to a change in control payment equal to two times the sum of his then current base salary, and all of his outstanding stock options would accelerate and become fully vested and continue to be exercisable as provided in the agreement or plan under which they were granted.

Upon a change in control, Mr. Klaeser would be entitled to a change in control payment equal to one times his then current base salary plus an amount equal to his average bonus paid in the prior two calendar years, if any (the “change in control severance payment”), and all of his outstanding stock options would accelerate and become fully vested and continue to be exercisable as provided in the agreement or plan under which they were granted; provided, however, that if our assets are in excess of $2 billion as of the date of the change in control, which they currently are, then the change in control payment shall be equal to two times the change in control severance payment.

Upon a change in control, Mr. Shafer would be entitled to a change in control payment equal to one times his then current base salary plus an amount equal to his average bonus paid in the prior two calendar years, if any, and all of his outstanding stock options would accelerate and become fully vested and continue to be exercisable as provided in the agreement or plan under which they were granted.

Change in Control Agreement for Mr. Bixby

Mr. Bixby’s change in control agreement provides for a term of one year that automatically renews each day after the effective date so that the term remains a one-year term until we notify Mr. Bixby at least 60 days prior to the next renewal date that the automatic renewal should discontinue.

Upon providing proper notice, if, during the 18 month period commencing after a change in control (or in the event of an anticipatory termination, the period commencing up to six months prior to the consummation of a change in control), the Company terminates Mr. Bixby without cause or Mr. Bixby terminates his employment for good reason, Mr. Bixby will be entitled to receive a severance payment in a lump sum equal to one times his annual base salary plus an amount equal to the average of his annual performance bonuses during the two calendar years before the change in control event.

For purposes of the change in control agreement, “change in control,” “cause,” and “good reason” are generally defined as set forth above under “Potential Payments Upon Termination or Change in Control-Employment Agreements of Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer.” With respect to termination by Mr. Bixby for "good reason" following a change in control, Mr. Bixby must give us written notice of the conditions for such termination within 30 days of the existence of the condition that he believes constitutes good reason and the Company will have 15 days following receipt of such written notice to remedy such conditions.

Mr. Bixby’s change in control agreement also provides that for a term of one year following his termination he will not solicit any of our customers with whom he had contact during the 12 months before his termination or solicit our employees to join a competing business. In addition, Mr. Bixby agreed that for a term of one year following his termination he will not, without our prior written consent, engage in any business which is essentially the same as our business within the State of Michigan, or within 25 miles of one of our Company or subsidiary locations, if located outside of the State of Michigan. The change in control agreement does provided, however, that Mr. Bixby may engage in a business that is essentially the same as our business within the restricted area and within the one year period following his termination, if he provides us with prior written notice of such intent and if he pays to us an amount equal to the pro rata portion of the severance payment we previously paid to him under the change in control agreement.

Restricted Stock Agreements

Under each of our named executive officer’s restricted stock agreements, if there is a change of control event as defined in the Equity Incentive Plan, all unvested shares of restricted stock held by our named executive officers will become vested upon the earlier of (i) the vesting of the shares of restricted stock under the terms of the agreement, (ii) the one-year anniversary of such change of control event; or (iii) the date the officer’s employment is terminated by us or Talmer Bank, or any of our respective successors, without cause, or by the officer for good reason, during the one-year period following such change of control event. Except for a termination of the officer by us or Talmer Bank, or any of our respective successors, without cause, or by the officer for good reason, in each case following a change of control event, upon the officer’s termination of employment, all shares of restricted stock that are not then vested will be immediately and automatically forfeited and cancelled. Under the Equity Incentive Plan, a change of control event is generally defined as (a) a sale of all or substantially all of the Company’s assets (whether by merger, consolidation or otherwise), or (b) any other transaction in which all of the shareholders of the Company sell or dispose of their shares in the Company, other than any such transaction in which the shareholders of the Company immediately prior to such transaction possess, directly or indirectly, 50% or more of the total voting power of the Company or other surviving, acquiring or controlling entity immediately following such transaction.

For the market value of the unvested shares of restricted stock held by each of our named executive officers as of December 31, 2015, see the table entitled “Outstanding Equity Awards at 2015 Fiscal Year-End” above.

Potential Payments Upon Termination Tables

The following table summarizes the potential post-employment payments due to Mr. Provost, Mr. Torgow, Mr. Klaeser and Mr. Shafer upon termination from the Company or a change in control of the Company assuming those events occurred on the last business day of the last fiscal year, which was December 31, 2015. If we terminate such named executive officer’s employment for “cause,” or such named executive officer leaves our employment without “good reason,” then we have no further obligation to such named executive officer except for payment of any amounts earned and unpaid as of the effective date of the termination. Accordingly, those events are omitted from the table. We report amounts in the table without any reduction for possible delay in the commencement or timing of payments.

Name	Scenario(1)	Cash Severance ($)		Stock Option Vesting ($)(2)	Restricted Stock Vesting ($)		Benefits ($)	Excise Tax Payment ($)(3)	Total ($)
David Provost	Termination by Executive for Good Reason	1,200,000		—	—		—	—	1,200,000
	Termination by Company without Cause	1,200,000		—	—		—	—	1,200,000
	Change of Control (No Termination of Employment)	1,200,000	(4)	—	1,328,369	(5)	—	—	2,528,369
	Change of Control (Termination for Good Reason by Executive or Termination by Company without Cause)	1,200,000	(4)	—	1,328,369	(6)	—	—	2,528,369
	Death	—		—	—		—	—	—
	Total Disability	—		—	—		—	—	—

Dennis Klaeser	Termination by Executive for Good Reason	900,012		—	—		—	—	900,012
	Termination by Company without Cause	900,012		—	—		—	—	900,012
	Change of Control (No Termination of Employment)	1,800,024		—	923,610	(5)	—	933,074	3,656,708
	Change of Control (Termination for Good Reason by Executive or Termination by Company without Cause)	1,800,024		—	923,610	(6)	—	933,074	3,656,708
	Death	559,283		—	—		—	—	559,283
	Total Disability	559,283		—	—		—	—	559,283

Gary Torgow	Termination by Executive for Good Reason	1,200,000		—	—		—	—	1,200,000
	Termination by Company without Cause	1,200,000		—	—		—	—	1,200,000
	Change of Control (No Termination of Employment)	1,200,000	(4)	—	1,328,369	(5)	—	—	2,528,369
	Change of Control (Termination for Good Reason by Executive or Termination by Company without Cause)	1,200,000	(4)	—	1,328,369	(6)	—	—	2,528,369
	Death	—		—	—		—	—	—
	Total Disability	—		—	—		—	—	—

Thomas Shafer	Termination by Executive for Good Reason	725,000		—	—		—	—	725,000
	Termination by Company without Cause	725,000		—	—		—	—	725,000
	Change of Control (No Termination of Employment)	725,000		—	724,400	(5)	—	—	1,449,400
	Change of Control (Termination for Good Reason by Executive or Termination by Company without Cause)	725,000		—	724,400	(6)	—	—	1,449,400
	Death	—		—	—		—	—	—
	Total Disability	—		—	—		—	—	—

(1)
For the scenarios entitled “Termination by Executive for Good Reason” and “Termination by Company without Cause,” we have assumed such terminations did not occur in connection with a change in control. Under each executive’s employment agreement, if, in connection with a change in control event, the executive terminates his employment for good reason or his employment is terminated without cause, he is entitled to receive either the severance payment or the change in control payment, but not both.

(2)	All stock options outstanding are currently vested.

(3)
Upon a change in control, certain payments made to Mr. Klaeser could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code, although based upon current analysis we do not expect that the tax would be imposed. The estimates of “excess tax payments” for purposes of the calculations included in this table do not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation. Under his employment agreement, Mr. Klaeser is entitled to have his compensation grossed up for all such excise taxes, if any.

(4)
On January 25, 2016, the Company entered into an Agreement and Plan of Merger with Chemical Financial Corporation ("Chemical), a Michigan corporation, pursuant to which the Company will be merged with and into Chemical. Completion of the merger is subject to certain closing conditions, including, among others, receipt of the requisite approval by our shareholders and Chemical's shareholders and receipt of required regulatory approvals. If the merger closes, the Company will experience a change in control. In that event, Mr. Provost and Mr. Torgow have each voluntarily waived his right to receive the lump sum cash change in control payment upon completion of the merger under their existing employment agreements with the Company.

(5)
The amount set forth assumes that the executive remained employed with the Company (or the successor entity) until the one-year anniversary of the consummation of the change in control event, at which time, under the restricted stock agreement, the unvested shares of restricted stock would become fully vested.

(6)
The amount set forth assumes that the executive terminated his employment for good reason or was terminated without cause by the Company on the date of the change in control event, at which time, under the restricted stock agreement, the unvested shares of restricted stock would become fully vested.

The following table summarizes the potential post-employment payments due to Mr. Bixby upon termination from the Company following a change in control assuming those events occurred on the last business day of the last fiscal year, which was December 31, 2015. If we terminate Mr. Bixby following a change in control for “cause,” or Mr. Bixby terminates his employment with us following a change in control without “good reason,” then we have no further obligation to Mr. Bixby except for payment of any amounts earned and unpaid as of the effective date of the termination. Accordingly, those events are omitted from the table. We report amounts in the table without any reduction for possible delay in the commencement or timing of payments.

Name	Scenario	Cash Severance ($)	Stock Option Vesting ($)(1)	Restricted Stock Vesting ($)		Benefits ($)	Total ($)
Gregory Bixby	Change of Control plus Termination without “Cause” by the Company	418,112	—	434,640	(2)	—	852,752
	Change of Control plus Termination by Executive for “Good Reason”	418,112	—	434,640	(2)	—	852,752
	Change of Control without Termination of Employment	—	—	434,640	(3)	—	434,640

(1)	All stock options outstanding are currently vested.

(2)
The amount set forth assumes that the executive terminated his employment for good reason or was terminated without cause on the date of the change in control event, at which time, under the restricted stock agreement, the unvested shares of restricted stock would become fully vested.

(3)
The amount set forth assumes that the executive remained employed with the Company (or the successor entity) until the one-year anniversary of the consummation of the change in control event, at which time, under the restricted stock agreement, the unvested shares of restricted stock would become fully vested.

Compensation of Directors for Fiscal Year 2015

We do not pay our “inside” employee-directors any additional compensation for their services as directors. Under the cash component of our director compensation package, our non-employee directors receive:

•	an annual cash retainer of $40,000 as compensation for his or her services as a member of the board of directors (which is prorated and payable on a quarterly basis);

•	an additional cash retainer of $15,000 to our lead director;

•	an additional cash retainer of $7,500 to the chair of all committees other than the Compensation Committee and Audit Committee;

•	an additional cash retainer of $10,000 to the chair of the Compensation Committee; and

•	an additional cash retainer of $15,000 to the chair of the Audit Committee.

We also paid additional compensation for service on the board of directors of Talmer West Bank, including an additional cash retainer of $10,000 to Mr. Naftaly, the chair of the Audit Committee of Talmer West Bank. Talmer West Bank was merged with and into Talmer Bank on August 21, 2015.

On June 8, 2015, each director also received a grant of 1,900 shares of restricted stock. The restrictions related to these shares lapse on the one-year anniversary of the date of grant, provided the director is still serving on our board of directors on the vesting date. The director designee for WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”), who was Denny Kim as of June 8, 2015, did not receive a grant of restricted stock.

The following table provides the compensation paid to our non-employee directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Max Berlin	40,000	31,464	—	—	—	76	71,540
Donald Coleman(4)	—	—	—	—	—	—	—
Jennifer Granholm(5)	47,500	31,464	—	—	—	76	79,040
Paul Hodges, III	40,000	31,464	—	—	—	76	71,540
Denny Kim(6)	26,250	—	—	—	—	—	26,250
Ronald Klein(5)(7)	75,000	31,464	—	—	—	76	106,540
David Leitch(8)	47,500	—	—	—	—	57	47,557
Barbara Mahone(5)	62,500	31,464	—	—	—	76	94,040
Robert Naftaly(9)	96,250	31,464	—	—	—	76	127,790
Albert Papa(5)	47,500	31,464	—	—	—	76	79,040
Thomas Schellenberg(5)(7)	76,250	31,464	—	—	—	76	107,790
Arthur Weiss	40,000	31,464	—	—	—	76	71,540

(1)
On June 8, 2015, each of our directors, other than the director designee for the WL Ross Funds, who was Denny Kim, were granted 1,900 shares of restricted stock. All of the grants of restricted stock listed in the above table vest on June 8, 2016, provided the director is still serving on our board of directors on the vesting date. The amounts included in this column reflect the aggregate grant date fair value of the restricted stock awards determined in accordance with FASB ASC Topic 718. Assumptions made in the valuation of awards can be found in Note 17 of our Consolidated Financial Statements in the Original Filing.

(2)	During 2015, there were no amounts credited for participating directors under the Deferred Compensation Plan at interest rates that exceeded 120% of the applicable federal long-term rate.

(3)	All of the amounts shown in this column are for cash dividends related to unvested restricted stock.

(4)	Mr. Coleman resigned from our board of directors effective March 25, 2015.

(5)
Ms. Granholm received an additional $7,500 cash retainer as Chair of our Trust Committee; Mr. Klein received an additional $7,500 cash retainer as Chair of our Asset-Liability Committee; Ms. Mahone received an additional $15,000 cash retainer as our lead director and an additional $7,500 cash retainer as Chair of our CRA and Fair Lending Committee; Mr. Papa received an additional $7,500 cash retainer as Chair of our Nominating and Corporate Governance Committee; and Mr. Schellenberg received an additional $10,000 cash retainer as Chair of our Compensation Committee.

(6)	Mr. Kim resigned from our board of directors effective August 31, 2015.

(7)	Includes fees earned for service on the board of directors of Talmer West Bank.

(8)	Mr. Leitch resigned from the board of directors effective November 11, 2015.

(9)
Includes fees earned for service on the board of directors of Talmer West Bank, as well as an additional cash retainer of $32,500, in the aggregate, for his service on our Audit Committee and Risk Committee and the Audit Committee of Talmer West Bank.

The table below shows the aggregate number of stock options and shares of restricted stock held by non-employee directors as of December 31, 2015.

Name	Stock Options (in Shares)		Restricted Stock (in Shares)(7)
Max Berlin	50,000	(1)	1,900
Donald Coleman	—		—	(8)
Jennifer Granholm	35,000	(2)	1,900
Paul Hodges, III	50,000	(1)	1,900
Denny Kim	—		—	(8)
Ronald Klein	50,000	(1)	1,900
David Leitch	50,000	(3)	—	(8)
Barbara Mahone	25,000	(4)	1,900
Robert Naftaly	50,000	(1)	1,900
Albert Papa	25,000	(5)	1,900
Thomas Schellenberg	50,000	(1)	1,900
Arthur Weiss	95,000	(6)	1,900

(1)
Stock options granted include options to acquire up to 25,000 shares granted on June 22, 2010 with an exercise price of $6.00 per share and options to acquire up to 25,000 shares granted on January 2, 2013 with an exercise price of $8.25 per share. For each of the stock options granted on June 22, 2010, one-third of the options vested upon the first, second and third anniversaries of the grant date. The stock options granted on January 2, 2013 were fully vested on the grant date.

(2)	Stock options granted include options to acquire up to 35,000 shares granted on June 10, 2014 with an exercise price of $14.44 per share and were fully vested on the grant date.

(3)
Stock options granted include options to acquire up to 25,000 shares granted on March 25, 2011 with an exercise price of $6.50 per share and options to acquire up to 25,000 shares granted on January 2, 2013 with an exercise price of $8.25 per share. For each of the stock options granted on March 25, 2011, one-third of the shares vested upon the first, second and third anniversaries of the grant date. The stock options granted on January 2, 2013 were fully vested on the grant date.

(4)	Stock options granted include options to acquire up to 25,000 shares granted on June 18, 2013 with an exercise price of $10.00 per share and were fully vested on the grant date.

(5)	Stock options granted include options to acquire up to 25,000 shares granted January 2, 2013 with an exercise price of $8.25 per share and were fully vested on the grant date.

(6)
Stock options granted include options to acquire up to 45,000 shares granted on November 9, 2009 with an exercise price of $3.50 per share, options to acquire up to 25,000 shares granted on June 22, 2010 with an exercise price of

$6.00 per share, and options to acquire up to 25,000 shares granted on January 2, 2013 with an exercise price of $8.25 per share. For each of the stock options granted on November 9, 2009 and June 22, 2010, one-third of the options vested upon the first, second and third anniversaries of the grant date. The stock options granted on January 2, 2013 were fully vested on the grant date.

(7)	All shares noted in this column vest on June 8, 2016, provided the director is still serving on our board of directors on the vesting date.

(8)
Mr. Coleman resigned from our board of directors effective March 25, 2015; Mr. Kim resigned from our board of directors effective August 31, 2015; and Mr. Leitch resigned from our board of directors effective November 11, 2015.

Director Stock Ownership Guidelines

Similar to our named executive officers and employee directors, our non-employee directors are also subject to stock ownership guidelines. The guidelines for non-employee directors are five times each director’s annual cash retainer.

For purposes of meeting these guidelines, we count as “owned” the net after-tax in-the-money value of vested but unexercised stock options and the net after-tax value of nonvested time-based restricted stock. Although there is no specific time period that our directors are required to achieve the ownership guidelines, each is expected to make continuous progress toward his or her respective ownership guideline. To that end, non-employee directors are expected to retain 100% of net profit shares from equity awards until such guideline has been achieved. These retention ratios apply to net profit shares received upon, among other things, the vesting of restricted stock awards or the exercise of stock options. “Net profit shares” are those shares that remain after deducting the exercise price, in the event of the exercise of options, and withholding taxes.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2015, our Compensation Committee consisted of Mr. Schellenberg, Mr. Klein, Mr. Kim, Mr. Berlin and Ms. Mahone. Mr. Kim resigned from our board of directors effective August 31, 2015. No member of our Compensation Committee in 2015 has at any time been an officer or employee of the Company. In addition, none has had any relationship with the Company of the type that is required to be disclosed under Item 13, Certain Relationships and Related Transactions, and Director Independence-Transactions with the WL Ross Funds, below. During 2015, none of our executive officers served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that had one or more executive officers serving as a member of the board of directors or Compensation Committee of the Company.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in our “2015 Financial and Performance Highlights” section above are not measures of financial performance recognized by generally accepted principles in the United States, or GAAP. These non-GAAP financial measures are “core diluted earnings per share” and “core efficiency ratio.” Our management uses these non-GAAP financial measures in its analysis of our performance.

•
“Core diluted earnings per share” begins with diluted earnings per share and then excludes certain items deemed by management to be unrelated to our regular operations including bargain purchase gains, net loss on the early termination of our FDIC loss share agreements, net gain on sale of branches, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income and expense recognized related to our targeted review of property efficiency.

•
“Core efficiency ratio” begins with the efficiency ratio and then excludes certain items deemed by management to be unrelated to our regular operations including bargain purchase gains, net loss on the early termination of our FDIC loss share agreements, gain on sale of branches, the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income and expense recognized related to our targeted review of property efficiency.

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

	For the years ended		For the three months ended
(Dollars in thousands, except per share data)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net interest income	$214,666	$204,263	$58,378	$51,463
Noninterest income	86,445	117,499	23,575	15,834
Total revenue	301,111	321,762	81,953	67,297
Less:
(Expense)/benefit due to change in the fair value of loan servicing rights	(3,323)	(10,237)	1,446	(3,656)
FDIC loss sharing income	(9,692)	(6,211)	—	(244)
Net gains on sales of branches	—	14,410	—	—
Bargain purchase gain	—	41,977	—	—
Total core revenue	$314,126	$281,823	$80,507	$71,197
Total noninterest expense	226,319	218,880	68,602	48,098
Less:
Net loss on early termination of FDIC loss share and warrant agreements	20,364	—	20,364	—
Transaction and integration related costs	4,207	13,609	328	329
Property efficiency review	1,820	—	—	—
Total core noninterest expense	$199,928	$205,271	$47,910	$47,769
Efficiency ratio	75.2%	68.0%	83.7%	71.5%
Core efficiency ratio	63.6%	72.8%	59.5%	67.1%

Diluted EPS available to common shareholders	$0.81	$1.21	$0.19	$0.16

Impact to pre-tax net income due to non-core items listed above	(39,406)	26,330	(19,246)	(4,229)
Estimated income tax impact of above non-core items	12,535	(8,376)	6,122	1,345
After-tax impact of non-core items	(26,871)	17,954	(13,124)	(2,884)
Portion of non-core items allocated to participating securities	(272)	48	(139)	(1)
Impact of net loss on early termination of FDIC loss share and warrant agreements applicable to common shareholders	(27,143)	18,002	(13,263)	(2,885)
Weighted average common shares outstanding - diluted	73,331	75,150	69,973	75,759
Impact to diluted EPS of non-core items	$(0.37)	$0.24	$(0.19)	$(0.04)
Core diluted EPS applicable to common shareholders	$1.18	$0.97	$0.38	$0.20

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of our Class A common stock as of March 18, 2016, for:

•	each named executive officer;

•	each of our directors;

•	all of our executive officers and directors as a group;

•	each person known to us to be the beneficial owner of more than 5% of our Class A common stock.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Talmer Bancorp, Inc., 2301 West Big Beaver Rd., Suite 525, Troy, Michigan 48084. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of our Class A common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 66,846,744 shares of Class A common stock outstanding as of March 18, 2016. On January 25, 2016, the Company entered into an Agreement and Plan of Merger with Chemical, pursuant to which the Company will be merged with and into Chemical. Completion of the merger is subject to certain closing conditions, including, among others, receipt of the requisite approval by our shareholders and Chemical's shareholders and receipt of required regulatory approvals. If the merger closes, the Company will experience a change in control.

In computing the number of shares of Class A common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our Class A common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 18, 2016. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned
Named Executive Officers and Directors	Number	Percentage
David Provost(1)	2,716,296	3.9%
Gary Torgow(2)	2,444,690	3.6%
Dennis Klaeser(3)	634,350	*
Thomas Shafer(4)	571,550	*
Gregory Bixby(5)	174,000	*
Gary Collins(6)	414,392	*
Max Berlin	273,144	*
Jennifer Granholm(7)	43,400	*
Paul Hodges, III(8)	133,624	*
Ronald Klein(9)	143,086	*
Barbara Mahone	40,800	*
Robert Naftaly(10)	103,197	*
Albert Papa(11)	147,396	*
Thomas Schellenberg(12)	582,033	*
Arthur Weiss	173,197	*
All executive officers and directors as a group (19 persons)	9,246,261	12.7
[Footnotes to Table on Following Page]

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned
Greater than 5% Shareholders	Number	Percentage
The Bank of New York Mellon Corporation(13)	3,707,028	5.5%
BlackRock, Inc.(14)	5,029,459	7.5%
Capital World Investors(15)	3,434,028	5.1%
Investment funds affiliated with Manulife Financial Corporation(16)	3,485,513	5.2%
The Vanguard Group, Inc.(17)	4,570,917	6.8%
* Represents less than 1% of total outstanding shares, including exercisable options and warrants.

(1)	Includes 118,379 shares owned by Mr. Provost’s spouse, 600 shares owned by his children and currently exercisable options to purchase 1,907,924 shares of Class A common stock.

(2)	Includes 105,500 shares owned by Mr. Torgow’s spouse, 2,050 shares owned by his son and currently exercisable options to purchase 1,645,000 shares of Class A common stock.

(3)	Includes currently exercisable options to purchase 325,000 shares of Class A common stock.

(4)	Includes currently exercisable options to purchase 450,000 shares of Class A common stock.

(5)	Includes currently exercisable options to purchase 150,000 shares of Class A common stock.

(6)
Includes 7,912 shares held in trust for the benefit of his spouse, and 11,000 shares held in trust for the benefit of his children. Mr. Collins is not the trustee for the trusts in which his spouse and children are beneficiaries. Includes currently exercisable options to purchase 475,000 shares of Class A common stock.

(7)	Includes currently exercisable options to purchase 35,000 shares of Class A common stock.

(8)	Includes currently exercisable options to purchase 50,000 shares of Class A common stock.

(9)	Includes currently exercisable options to purchase 40,000 shares of Class A common stock.

(10)	Includes currently exercisable options to purchase 50,000 shares of Class A common stock.

(11)	Includes 104,458 shares owned by Papa Family Investments LLC.

(12)	Includes currently exercisable options to purchase 25,000 shares of Class A common stock.

(13)
This information is based solely on the Schedule 13G filed on January 26, 2016 by The Bank of New York Mellon Corporation reporting that The Bank of New York Mellon Corporation has sole voting power over 3,623,382 shares of Class A common stock and sole dispositive power over 3,707,028 shares of Class A common stock. The address of The Bank of New York Mellon Corporation is 225 Liberty St., New York, NY 10286.

(14)
This information is based solely on the Schedule 13G filed on January 28, 2016 by BlackRock, Inc. reporting that BlackRock, Inc. has sole voting power over 4,922,047 shares of Class A common stock and sole dispositive power over 5,029,459 shares of Class A common stock. The address of BlackRock, Inc. is 55 East 52nd St., New York, NY 10055.

(15)
This information is based solely on the Schedule 13G filed on February 10, 2016 by Capital World Investors, as division of Capital Research and Management Company (“CRMC”), reporting Capital World Investors as having sole voting and dispositive power over 3,434,028 shares of Class A common stock, as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The address of Capital World Investors is 333 South Hope St., Los Angeles, CA 90071.

(16)
This information is based solely on the Schedule 13G/A jointly filed on February 16, 2016 by Manulife Financial Corporation, Manulife Asset Management (North America) Limited, Manulife Asset Management (US) LLC and Manulife Asset Management Limited. The Schedule 13G/A reports Manulife Asset Management (North America)

Limited as having sole voting and dispositive power over 15,266 shares of Class A common stock, Manulife Asset Management (US) LLC as having sole voting and dispositive power over 3,450,082 shares of Class A common stock, and Manulife Asset Management Limited as having sole voting and dispositive power over 20,165 shares of Class A common stock. Manulife Financial Corporation, through its parent-subsidiary relationship to Manulife Asset Management (North America) Limited, Manulife Asset Management (US) LLC and Manulife Asset Management Limited, may be deemed to have beneficial ownership of all 3,485,513 of the shares. The address of Manulife Financial Corporation, Manulife Asset Management (North America) Limited and Manulife Asset Management Limited is 200 Bloor Street East, Toronto, Ontario, Canada M4W 1E5. The address of Manulife Asset Management (US) LLC is 197 Clarendon Street, Boston, MA 02116.

(17)
This information is based solely on the Schedule 13G filed on February 10, 2016 by The Vanguard Group, Inc. reporting that The Vanguard Group, Inc. has sole voting power over 69,661 shares of Class A common stock, shared voting power over 6,200 shares of Class A common stock, sole dispositive power over 4,499,356 shares of Class A common stock and shared dispositive power over 71,561 shares of Class A common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc. beneficially owns 65,361 shares of Class A common stock and Vanguard Investments Australia, Ltd., also a wholly-owned subsidiary of The Vanguard Group, Inc. beneficially owns 10,500 shares of Class A common stock. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,235,424	$ 6.97	1,290,780
Equity compensation plans not approved by security holders	—	—	—
Total	7,235,424	$ 6.97	1,290,780
(1)    Consists solely of awards granted under the Talmer Bancorp, Inc. Equity Incentive Plan, as amended.

As of the closing of our initial public offering on February 14, 2014, under the terms of our Equity Incentive Plan, as amended, the number of shares of our Class A common stock available for grant under the plan was subject to automatic adjustment such that shares representing 14% of our then outstanding Class A common stock were available for grant at any time, also known as an evergreen provision. On March 26, 2014, our board of directors amended the Equity Incentive Plan to remove the evergreen provision, capping the number of shares available for grant under the plan at 9,794,745.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Statement of Policy Regarding Transactions with Related Persons

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by us to our executive officers, directors and principal shareholders). We have also adopted policies to comply with these regulatory requirements and restrictions, including policies governing the approval of related party transactions. Under our Code of Business Conduct and Ethics, all transactions between us and our directors, officers and affiliates are subject to the approval of a majority of the independent and disinterested outside directors and are conducted on terms no less favorable than could be obtained from unaffiliated third parties on an arm’s-length basis. In addition, we conduct an appropriate review of all related person transactions for potential conflicts of interest on an ongoing basis, and all such transactions must be approved by the Audit Committee (or another independent body of the Board). Our Audit Committee is also required under its charter to review and approve all related person transactions. For purposes of this review, related person transactions are those transactions required to be disclosed under applicable SEC regulations.

Transactions with the WL Ross Funds

Repurchase of Warrants

In consideration of a portion of the purchase price in our April 30, 2010 private placement, we issued warrants to purchase an aggregate of 1,623,162 shares of our Class A common stock to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”). The warrants were exercisable for ten years from the date of issuance and had an exercise price of $6.00 per share. In addition, in consideration of a portion of the purchase price of the initial drawdown in our February 21, 2012 private placement, we issued warrants to purchase an aggregate of 109,122 shares of our Class A common stock to the WL Ross Funds and, in consideration of a portion of the purchase price in our subsequent drawdown of event driven capital that closed on December 27, 2012, we issued additional warrants to purchase an aggregate of 797,132 shares of our common stock to the WL Ross Funds. The warrants issued in our 2012 private placements were exercisable for ten years from the date of issuance and had an exercise price of $8.00 per share. References herein to the “Warrants” collectively refers to the warrants we issued pursuant to warrant agreements to the WL Ross Funds in our 2010 and 2012 private placements.

On February 17, 2015, we repurchased the Warrants from the WL Ross Funds pursuant to a repurchase agreement (the “Warrant Repurchase Agreement”). The purchase price was $8.30 per warrant share for the warrants we issued in 2010, $6.97 per warrant share for the warrants we issued in February 2012 and $7.10 per warrant share for the warrants we issued in December 2012, resulting in an aggregate purchase price of $19,892,442.14. The repurchase of the Warrants was funded using cash from a $20.0 million draw on our existing line of credit.

Repurchase of Shares of the Company’s Class A Common Stock
On August 25, 2015, we entered into an underwriting agreement by and among Keefe Bruyette & Woods, Inc. and the WL Ross Funds relating to an underwritten secondary public offering of 9,664,579 shares of our Class A common stock sold by the WL Ross Funds. The closing of the offering occurred on August 31, 2015. All of the shares in the offering were sold by the WL Ross Funds, and we did not receive any proceeds from the offering. We purchased 5,077,000 shares in the offering from the WL Ross Funds at a price of $14.77 per share, for an aggregate purchase price of $74,987,290.

The shares sold by the WL Ross Funds in the offering were purchased in 2010 and 2012 in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended. We registered the shares in the offering as required by a registration rights agreement entered into with the WL Ross Funds in connection with our 2010 private placement, as amended in connection with our 2012 private placement. Under the stock subscription agreement between the WL Ross Funds and us dated March 29, 2010, as amended, the WL Ross Funds designated Denny Kim to serve on our board of directors and on the board of directors of Talmer Bank. Following the closing of the offering described above, the WL Ross Funds fully divested their ownership in our Class A common stock. As a result, effective August 31, 2015, Mr. Kim resigned from our board of directors and the board of directors of Talmer Bank. Mr. Kim is a Vice President at WL Ross & Co. LLC.

Jaffe Raitt Heuer & Weiss, Professional Corporation

The law firm of Jaffe Raitt Heuer & Weiss, Professional Corporation acts as our counsel and represents us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. From January 1, 2015 through the date of this Amendment, we paid the law firm approximately $246,037.

Strobl & Sharp, P.C.

        The law firm of Strobl & Sharp, P.C. acts as our counsel and represents us in various matters. Kathleen Wendt, our chief accounting officer, is the daughter of the firm’s managing partner. Ms. Wendt’s sister is also a partner with the firm. From January 1, 2015 through the date of this Amendment, we paid the law firm approximately $148,045.

Loan to a Former Director

One of our former directors, Don Coleman, defaulted on a loan extended to him by Talmer Bank that was secured by a second mortgage on a residential property. The current interest rate on the loan is 9.0%. For 2015, the highest principal balance on the loan was $3,003,000, and the balance outstanding on December 31, 2015 was $1,029,920. Mr. Coleman paid $1,973,079 in principal and $51,440 in interest on the loan during the year ended December 31, 2015. On January 22, 2016, we were granted summary judgment against Mr. Coleman for the total outstanding amount under the loan in the amount in the amount of $1,029,920, plus interest and costs, in the applicable Florida Court. The court also issued a judgment of foreclosure on the residential property securing the loan for $1,000,000 (the face amount of the second mortgage). The foreclosure sale is scheduled for April 2016. At the foreclosure hearing, we may claim any excess amounts owed over the face amount of the second mortgage, subject to court approval. The residential property has been recently appraised for an amount well in excess of the combined first and second mortgage loan amounts.

Other Relationships

Certain of our executive officers and directors have, from time to time, engaged in banking transactions with Talmer Bank and are expected to continue such relationships in the future. All loans or other extensions of credit made by Talmer Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

Our board of directors has determined that each of Max Berlin, Jennifer Granholm, Paul Hodges, III, Ronald Klein, Barbara Mahone, Robert Naftaly, Albert Papa, Thomas Schellenberg and Arthur Weiss is an “independent” director, based on the independence criteria in the corporate governance listing standards of The NASDAQ Capital Market. Our shares of Class A common stock were listed and began trading on The NASDAQ Capital Market on February 11, 2014.

Donald Coleman resigned from our board of directors effective March 25, 2015. Denny Kim resigned from our board of directors effective August 31, 2015. David Leitch resigned from our board of directors effective November 11, 2015. In 2015, our board of directors determined that Mr. Coleman, Mr. Kim and Mr. Leitch were each independent directors, based on the independence criteria in the corporate governance listing standards of The NASDAQ Capital Market. In determining that Mr. Kim was independent, the board considered that the WL Ross Funds owned, in the aggregate, approximately 13.6% of our Class A common stock. Mr. Kim served as the representative of the WL Ross Funds on the board pursuant to the WL Ross Funds’ contractual director nomination right, which expired when the WL Ross Funds fully divested their ownership in our Class A common stock on August 31, 2015.

Mr. Provost, Mr. Torgow, and Mr. Collins are considered inside directors and, therefore, are not independent directors because of their employment as our executive officers.

Item 14.    Principal Accounting Fees and Services.

Our independent auditors for the year ended December 31, 2015 were Crowe Horwath LLP.

The following table shows the fees that we paid for services performed in the years ended December 31, 2015 and 2014 to Crowe Horwath LLP:

	2015		2014
Audit Fees	$962,185		$755,275
Audit-Related Fees	109,645		254,850
Tax Fees	799,290	(1)	1,061,310	(2)
All Other Fees	—		—
Total	$1,871,120		$2,071,435

(1)
Of the $799,290 of tax fees incurred during the year ended December 31, 2015, $336,224 were tax compliance and tax return preparation fees. The substantial majority of the remainder of the tax fees were tax fees associated with the resolution of tax matters and analysis of tax attributes related to the Company’s recent material acquisitions.

(2)
Of the $1,061,310 of tax fees incurred during the year ended December 31, 2014, $349,196 were tax compliance and tax return preparation fees.  The substantial majority of the remainder of the tax fees were tax fees associated with the resolution of tax matters and analysis of tax attributes related to the Company’s recent material acquisitions.

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during our 2015 and 2014 fiscal years for the audit of our consolidated annual financial statements and the review of our quarterly financial statements.
Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2015 and 2014. In 2015, these services principally included the costs associated with our U.S. Department of Housing and Urban Development (HUD) audit. In 2014, these services principally included the costs associated with our HUD audit and work performed in relation to our public offering.
Tax Fees. This category includes the aggregate fees billed for services related to corporate tax compliance, as well as counsel and advisory services.
All Other Fees. Crowe Horwath LLP did not bill us for any services for the fiscal years ended December 31, 2015 and 2014 other than for the services described above.
Pre-Approval Policy

Our Audit Committee’s pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

General. The Audit Committee is required to pre-approve all audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The independent auditors provide the Audit Committee with an annual engagement letter outlining the scope of the audit and permissible non-audit services proposed for the fiscal year, along with a fee proposal. The scope and fee proposal is reviewed with the internal auditor, the Audit Committee chair, and, when appropriate, our management for their input (but not their approval). Once approved by the Audit Committee, the services outlined in the engagement letter will have specific approval. All other audit and permissible non-audit services that have not been approved in connection with the independent auditor’s engagement letter for the applicable year must be specifically pre-approved by the Audit Committee under the same process as noted above, where practicable. The independent auditors shall not perform any prohibited non-audit services described in Section 10A(g) of the Securities Exchange Act of 1934. The Audit Committee must specifically pre-approve any proposed services that exceed pre-approved cost levels.

Tax Services. The Audit Committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice, without impairing the auditor’s independence. The Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

Delegation. The Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee delegates specific pre-approval authority to its chair, provided that the estimated fee for any such proposed pre-approved services does not exceed $15,000. The chair is required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of the Original Filing and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 41 of this Amendment and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALMER BANCORP, INC.
March 30, 2016	By:	/s/ DAVID T. PROVOST
David T. Provost Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID PROVOST	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2016
David Provost

/s/ DENNIS KLAESER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
Dennis Klaeser

*	Director	March 30, 2016
Max Berlin

*	Vice Chairman, Director	March 30, 2016
Gary Collins

*	Director	March 30, 2016
Jennifer Granholm

*	Director	March 30, 2016
Paul Hodges, III

*	Director	March 30, 2016
Ronald Klein

*	Director	March 30, 2016
Barbara Mahone

*	Director	March 30, 2016
Robert Naftaly

*	Director	March 30, 2016
Albert Papa

*	Director	March 30, 2016
Thomas Schellenberg

*	Chairman of the Company and the Board	March 30, 2016
Gary Torgow

*	Director	March 30, 2016
Arthur Weiss

* By: /s/ DAVID PROVOST David Provost	Attorney-in-Fact	March 30, 2016

EXHIBIT INDEX

Exhibit Number		Description
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

10.4	*+	Employment Agreement between Thomas Shafer and First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) dated May 17, 2010
10.5	*+	Change in Control Agreement between Talmer Bancorp, Inc., Talmer Bank and Trust and Greg Bixby dated September 20, 2014
10.6	*	First Michigan Bancorp, Inc. (now known as Talmer Bancorp, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed on January 10, 2014)

10.7	*	First Amendment to Equity Incentive Plan dated April 30, 2010 (incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed on January 10, 2014)
10.8	*	Second Amendment to Equity Incentive Plan dated March 15, 2011(incorporated by reference to Exhibit 10.6 of our registration statement on Form S-1 filed on January 10, 2014)
10.9	*	Third Amendment to Equity Incentive Plan dated March 26, 2014 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 15, 2014)
10.10	*	Talmer Bancorp, Inc. Annual Incentive Plan (filed as Appendix A and incorporated by reference to Talmer Bancorp, Inc.'s Definitive Proxy Statement filed on Schedule 14A with the SEC on April 28, 2014)
10.11	*	Talmer Bancorp, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2014)
10.12	*	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to our registration statement on Form S-1 filed on January 21, 2014)
10.13	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 11, 2014)
10.14		Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on August 14, 2014)
10.15		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed on January 10, 2014)
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

10.20	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed on March 26, 2015)
10.21	+	Form of Director Restricted Stock Agreement
10.22		Fourth Amendment to Equity Incentive Plan dated March 25, 2015 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 14, 2015)
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

10.27	+	Form of Restricted Stock Agreement
21.1	+	Subsidiaries of Talmer Bancorp, Inc
23.1	+	Consent of Crowe Horwath LLP
24.1	+	Power of Attorney (included on the signature page of the Original Filing)
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certifications

101	**+
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

+	Incorporated by reference to the corresponding exhibit to the Original Filing.

†
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.