Form 10-Q
period 2016-03-31
TALMER BANCORP, INC.
filed 2016-05-06
CIK 1360683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s Class A common stock, as of May 4, 2016 was 67,086,519.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements within the meaning of the federal securities laws. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Chemical Financial Corporation (“Chemical”), statements regarding managements expectations regarding tax credit carry forwards, the estimated life of core deposit intangibles, the impact of changes in interest rates on the fair value of loan servicing rights, anticipated losses related to letters of credit, as well as statements related to the anticipated effects on our results of operations and financial condition from expected developments or events, or business strategies, including anticipated internal growth.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include, but are not limited to, the following:

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

You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015, for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1.  Financial Statements.

Talmer Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$88,727	$74,734
Interest-bearing deposits with other banks	146,406	137,589
Federal funds sold and other short-term investments	128,682	175,000
Total cash and cash equivalents	363,815	387,323
Securities available-for-sale	946,543	890,770
Federal Home Loan Bank stock	29,621	29,621
Loans held for sale, at fair value	25,040	58,223
Loans:
Commercial real estate	1,616,801	1,568,097
Residential real estate (includes $24.4 million and $22.2 million respectively, measured at fair value) (1)	1,604,940	1,547,799
Commercial and industrial	1,279,402	1,257,406
Real estate construction	235,007	241,603
Consumer	187,586	191,795
Total loans	4,923,736	4,806,700
Less: Allowance for loan losses	(52,378)	(53,953)
Net total loans	4,871,358	4,752,747
Premises and equipment	42,446	43,570
Other real estate owned and repossessed assets	26,536	28,259
Loan servicing rights	51,348	58,113
Core deposit intangible	12,196	12,808
Goodwill	3,524	3,524
Company-owned life insurance	108,958	107,065
Income tax benefit	173,596	177,183
Other assets	58,708	46,684
Total assets	$6,713,689	$6,595,890
Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,040,950	$1,011,414
Interest-bearing demand deposits	896,179	849,599
Money market and savings deposits	1,274,534	1,314,909
Time deposits	1,719,111	1,609,895
Other brokered funds	222,024	228,764
Total deposits	5,152,798	5,014,581
Short-term borrowings	334,480	348,998
Long-term debt	399,476	464,057
Other liabilities	78,265	43,039
Total liabilities	5,965,019	5,870,675
Commitments and Contingencies (2)
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 3/31/2016 and 12/31/2015
Issued and outstanding - 0 shares at 3/31/2016 and 12/31/2015	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 3/31/2016 and at 12/31/2015
Issued and outstanding - 66,844,244 shares at 3/31/2016 and 66,114,798 shares at 12/31/2015	66,844	66,115
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 3/31/2016 and 12/31/2015
Issued and outstanding - 0 shares at 3/31/2016 and 12/31/2015	—	—
Additional paid-in-capital	319,207	316,571
Retained earnings	355,493	339,130
Accumulated other comprehensive income, net of tax	7,126	3,399
Total shareholders’ equity	748,670	725,215
Total liabilities and shareholders’ equity	$6,713,689	$6,595,890

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.
(2) See Note 11.
See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest income
Interest and fees on loans	$56,360	$59,938
Interest on investments
Taxable	3,240	2,323
Tax-exempt	1,991	1,615
Total interest on securities	5,231	3,938
Interest on interest-earning cash balances	184	86
Interest on federal funds and other short-term investments	468	165
Dividends on FHLB stock	312	245
FDIC indemnification asset	—	(9,250)
Total interest income	62,555	55,122
Interest Expense
Interest-bearing demand deposits	401	290
Money market and savings deposits	667	471
Time deposits	3,114	1,827
Other brokered funds	618	623
Interest on short-term borrowings	657	79
Interest on long-term debt	1,000	800
Total interest expense	6,457	4,090
Net interest income	56,098	51,032
Provision (benefit) for loan losses	(1,111)	1,993
Net interest income after provision for loan losses	57,209	49,039
Noninterest income
Deposit fee income	2,397	2,320
Mortgage banking and other loan fees	(3,880)	(1,261)
Net gain on sales of loans	5,238	8,618
Accelerated discount on acquired loans	5,052	8,198
Net gain (loss) on sales of securities	333	(107)
Company-owned life insurance	750	740
FDIC loss share income	—	(1,068)
Other income	3,734	3,990
Total noninterest income	13,624	21,430
Noninterest expense
Salary and employee benefits	25,813	29,212
Occupancy and equipment expense	6,007	7,666
Data processing fees	1,743	1,854
Professional service fees	3,290	3,543
Merger and acquisition expense	2,874	1,412
Marketing expense	1,529	1,095
Other employee expense	808	934
Insurance expense	1,550	1,530
FDIC loss share expense	—	949
Other expense	4,656	8,400
Total noninterest expense	48,270	56,595
Income before income taxes	22,563	13,874
Income tax provision	2,880	4,441
Net income	$19,683	$9,433
Earnings per common share:
Basic	$0.30	$0.13
Diluted	$0.28	$0.12
Average common shares outstanding - basic	65,636	70,216
Average common shares outstanding - diluted	69,706	75,103
Cash dividends declared on common stock	$3,320	$706
Cash dividends declared per common share	$0.05	$0.01

 See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Net income	$19,683	$9,433
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period	7,599	4,423
Reclassification adjustment for (gains) losses on realized income	(333)	107
Tax effect	(2,543)	(1,586)
Net unrealized gains on securities available-for-sale, net of tax	4,723	2,944
Unrealized losses on interest rate swaps designated as cash flow hedges	(1,681)	(325)
Reclassification adjustment for losses included in net income	148	88
Tax effect	537	83
Net unrealized losses on interest rate swaps designated as cash flow hedges, net of tax	(996)	(154)
Other comprehensive income, net of tax	3,727	2,790
Total comprehensive income, net of tax	$23,410	$12,223

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	9,433	—	9,433
Other comprehensive income	—	—	—	—	2,790	2,790
Stock-based compensation expense	—	—	351	—	—	351
Restricted stock awards	325	325	(325)	—	—	—
Issuance of common shares, including tax benefit	81	81	185	—	—	266
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Cash dividends paid on common stock ($0.01 per share)	—	—	—	(706)		(706)
Balance at March 31, 2015	70,938	$70,938	$385,755	$290,516	$6,640	$753,849
Balance at December 31, 2015	66,115	$66,115	$316,571	$339,130	$3,399	$725,215
Net income	—	—	—	19,683	—	19,683
Other comprehensive income	—	—	—	—	3,727	3,727
Stock-based compensation expense	—	—	698	—	—	698
Restricted stock awards, including tax benefit	324	324	(324)	—	—	—
Issuance of common shares, including tax benefit	405	405	2,262	—	—	2,667
Cash dividends paid on common stock ($0.05 per share)	—	—	—	(3,320)	—	(3,320)
Balance at March 31, 2016	66,844	$66,844	$319,207	$355,493	$7,126	$748,670

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$19,683	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,574	1,909
Amortization of core deposit intangibles	612	649
Stock-based compensation expense	698	351
Provision (benefit) for loan losses	(1,111)	1,993
Originations of loans held for sale	(114,584)	(293,643)
Proceeds from sales of loans	150,640	325,939
Net gain from sales of loans	(5,238)	(8,618)
Net (gain) loss on sales of securities	(333)	107
Valuation allowance and writedowns on other real estate and other repossessed assets	1,195	3,915
Valuation change in Company-owned life insurance	(779)	(832)
Valuation change in loan servicing rights	8,465	6,402
Additions to loan servicing rights	(1,700)	(2,915)
Net decrease in FDIC indemnification asset and receivable other than payments received	—	12,784
Net gain on sales of other real estate owned and repossessed assets	(1,491)	(1,401)
Net increase in accrued interest receivable and other assets	(5,985)	(1,099)
Net increase (decrease) in accrued expenses and other liabilities	33,693	(7,674)
Net securities premium amortization	2,048	1,661
Deferred income tax benefit	(4,188)	(5,315)
Change in valuation allowance of deferred income tax asset	(270)	—
Other, net	(475)	(13)
Net cash from operating activities	82,454	43,633
Cash flows from investing activities
Net increase in loans	(114,083)	(38,238)
Purchases of loans	(10,162)	(30,793)
Purchases of securities available-for-sale	(109,359)	(30,928)
New investments in Company-owned life insurance	(1,114)	(591)
Purchases of premises and equipment	(450)	(1,130)
Payments received from FDIC under loss sharing agreements	—	1,763
Proceeds from:
Maturities and redemptions of securities available-for-sale	44,160	53,523
Redemption of FHLB Stock	—	342
Sale of securities available-for-sale	14,977	24,615
Sale of loan servicing rights	—	12,702
Sale of loans	5,581	—
Sale of other real estate owned and repossessed assets	6,023	10,929
Sale of premises and equipment	—	1,145
Net cash provided from acquisition	—	810
Net cash from (used in) investing activities	(164,427)	4,149
Cash flows from financing activities
Net increase in deposits	138,217	28,258
Draw on senior unsecured line of credit	7,500	20,000
Net increase in (repayment of) short-term borrowings	(22,018)	61,004
Issuances of long-term FHLB advances	—	100,000
Repayments of long-term FHLB advances	(63,700)	(35)
Repayments on long-term sweep repurchase agreements	(412)	(411)
Repayments of subordinated debt	—	(3,500)
Other changes in long-term debt	(469)	(619)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	(19,892)
Issuance of common stock and restricted stock awards, including tax benefit	2,667	266
Cash dividends paid on common stock ($0.05 and $0.01 per share, respectively)	(3,320)	(706)
Net cash from financing activities	58,465	184,365
Net change in cash and cash equivalents	(23,508)	232,147
Beginning cash and cash equivalents	387,323	253,736
Ending cash and cash equivalents	$363,815	$485,883

Supplemental disclosure of cash flow information:
Interest paid	$6,717	$4,038

Income taxes paid (received)	(172)	5,662
Transfer from loans to other real estate owned and repossessed assets	4,134	6,191
Net transfer of loans held for sale to loans held for investment	(1,834)	(3,219)
Transfer from premises and equipment to other real estate owned	—	455
Non-cash transactions:
Increase in assets and liabilities of acquisitions:
Securities	—	34,022
FHLB stock	—	874
Uncovered loans	—	162,265
Premises and equipment	—	2,077
Company-owned life insurance	—	4,719
Other real estate owned and repossessed assets	—	1,260
Core deposit intangible	—	2,410
Other assets	—	6,462
Deposits	—	201,453
Long-term debt	—	13,086
Other liabilities	—	3,884

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
1. BASIS OF PRESENTATION AND RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

The accompanying unaudited consolidated financial statements of Talmer Bancorp, Inc. (“the Company”), and its wholly-owned subsidiary have been prepared in accordance with United States (U.S.) generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Consolidated Financial Statements, primarily consisting of normal recurring adjustments, have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or for any other interim period. Certain items in prior periods were reclassified to conform to the current presentation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s consolidated financial statements and footnotes included in the Annual Report of Talmer Bancorp, Inc. on Form 10-K for the year ended December 31, 2015.

Recently Adopted and Issued Accounting Standards:  The following provides a description of recently adopted or newly issued not yet effective accounting standards that had or could have a material effect on the Company's financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ("ASU 2016-08"), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent considerations. ASU 2016-08 does not change the core principal of ASU 2014-09, but is intended to improve the operations and understanding of principal versus agent considerations. In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Company will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends the accounting guidance related to the classification and measurement of financial instruments. While ASU 2016-01 retains many current requirements, it revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 requires entities to carry investments in equity securities at fair value through net income, with exceptions for investments that qualify for the equity method of accounting, investments resulting in investee consolidation, or investments in which the practicability exception to fair value measurement has been elected. The ASU also provides a new requirement to separately present in other comprehensive income the fair value change of instrument-specific credit risk, with exceptions to derivative liabilities which will continue to be presented in net income. ASU 2016-01 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. As such, the Company will adopt ASU 2016-01 as of January 1, 2018. Under the provision, the Company will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of the year in which the guidance is effective. Exceptions exist for equity securities without readily determinable fair values and the use of the exit price to measure fair value for disclosure purposes, which will both be applied prospectively as of the date of adoption. The Company is currently evaluating the provisions of ASU 2016-01.
In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"), which improves the lease recognition process and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing agreements. In addition, the ASU defines a lease and simplifies a number of the requirements provided in the current lease model. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As such, the Company will adopt ASU 2016-02 as of January 1, 2019. Under the provision, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the provisions of ASU 2016-02.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual periods, and interim periods within those annual periods beginning after December 15, 2016. As such, the Company will adopt ASU 2016-09 as of January 1, 2017. Under the provision, the Company is required to use varying transition methods for different amendments. Amendments relative to the timing of the recognition of excess tax benefits, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method as a cumulative-effect adjustment to retained earnings as of the date of adoption, while amendments that require excess tax benefits and tax deficiencies on the income statement should be applied prospectively. Amendments regarding the presentation of taxes paid on the statement of cash flows should be applied retrospectively, while entities may elect to apply amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. The Company is currently evaluating the provision of ASU 2016-09.
Pending Merger: On January 26, 2016, the boards of directors of Chemical Financial Corporation (Nasdaq: CHFC), the holding company for Chemical Bank, and the Company announced the execution of a definitive agreement for Chemical Financial Corporation to partner with the Company in a cash and common stock merger transaction. Under the terms of the agreements, the Company will be merged with and into Chemical Financial Corporation, with Chemical Financial Corporation as the surviving corporation. The completion of the merger is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both Chemical Financial Corporation's and the Company's shareholders.
2.  BUSINESS COMBINATIONS

The Company has determined that the acquisition of First of Huron Corp. (“FHC”), and its subsidiary bank, Signature Bank, constitutes a business combination as defined by FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement.” In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

On February 6, 2015, the Company acquired FHC for aggregate cash consideration of $13.4 million. In connection with the merger, FHC merged with the Company, with the Company as the surviving entity in the merger.  Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of FHC, merged with and into Talmer Bank and Trust ("Talmer Bank"), with Talmer Bank as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to FHC and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received FHC’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by FHC. The Company incurred $1.0 million of acquisition related expenses during the three months ended March 31, 2015, related to the acquisition of FHC, included within “Merger and acquisition expense” in the Consolidated Statements of Income.

The Company recorded $4.8 million in net deferred tax assets related to the acquisition.  Upon acquisition, FHC incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code, but the acquisition did not result in built-in losses within the meaning of Section 382. At February 6, 2015, FHC had an estimated $1.7 million in gross federal net operating loss carry forwards expiring in 2030, 2032 and 2033 and $303 thousand in federal alternative minimum tax credits with an indefinite life.  As a result of the ownership change, the Company’s ability to benefit from the use of FHC’s pre-ownership change net operating loss and tax credit carry forwards will be limited to approximately $366 thousand per year.  No valuation allowance was established against the deferred tax assets associated with FHC’s pre-change net operating losses and tax credit carry forwards based on management’s estimate that none of the amounts will expire unused.

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

The Company accounts for purchased credit impaired loans in accordance with the provisions of ASC 310-30.  The cash flows expected to be collected on purchased loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments.  Purchased loans are considered purchased credit impaired loans if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected.  Under ASC 310-30, interest income is recognized on purchased credit impaired loans through accretion of the difference between the carrying value of the loans and the expected cash flows.

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

Level 3 included an obligation of a political subdivision as of March 31, 2016 and December 31, 2015, representative of a security in less liquid markets requiring significant management assumptions when determining fair value. The fair value of this investment security represents less than one percent of the total available-for-sale securities at both March 31, 2016 and December 31, 2015.  The fair value of the political subdivision obligation has been determined to be equal to the carrying cost since the securities were acquired.  The issuer has continued to pay their obligation without fail and the Company has not received any information to question future payments.  Since the purchase of this security, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  As of March 31, 2016, there was no premises and equipment considered impaired. Impaired premises and equipment at December 31, 2015 was recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 3.

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets represent property acquired by the Company as part of an acquisition, through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans, or by closing of branches or operating facilities. Properties are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Subsequently, the assets are valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed. Fair value is based upon independent market prices, appraised value or management’s estimate of the value, using a single valuation approach or a combination of approaches including comparable sales, the income approach and existing offers. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments generally range from 0% to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property.  Adjustments are typically significant and result in a Level 3 classification.

Loan servicing rights: Loan servicing rights are accounted for under the fair value measurement method based on accounting election.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Changes in fair value of loan servicing rights are recorded in “Mortgage banking and other loan fees”.  Because of the nature of the valuation inputs, the company classifies loan servicing rights as Level 3.  Refer to Note 9, “Loan Servicing Rights”, for assumptions included in the valuation of loan servicing rights.

Company-owned life insurance and deferred compensation plan liabilities: The life insurance policies are held on certain officers, both for investment purposes and for the Company’s deferred compensation plan. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Company classifies the estimated fair value of Company-owned life insurance as Level 2.  Deferred compensation plan liabilities represent the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.  Deferred compensation plan liabilities are recorded with “other liabilities” and are classified by the Company as Level 2.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both March 31, 2016 and December 31, 2015 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Securities available-for-sale:
U.S. government sponsored agency obligations	$69,951	$—	$69,951	$—
Obligations of state and political subdivisions:
Taxable	1,362	—	1,044	318
Tax-exempt	304,331	—	304,331	—
Small Business Administration (“SBA”) Pools	26,729	—	26,729	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,692	—	309,692	—
Privately issued	97,451	—	97,451	—
Privately issued commercial mortgage-backed securities	22,384	—	22,384	—
Corporate debt securities	114,643	—	114,643	—
Total securities available-for-sale	946,543	—	946,225	318
Loans measured at fair value:
Residential real estate	24,377	—	—	24,377
Loans held for sale	25,040	—	25,040	—
Loan servicing rights	51,348	—	—	51,348
Derivative assets:
Interest rate lock commitments	2,908	—	2,908	—
Customer-initiated derivatives	9,761	—	9,761	—
Total derivatives	12,669	—	12,669	—
Total assets at fair value	$1,059,977	$—	$983,934	$76,043
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	610	—	610	—
Customer-initiated derivatives	9,998	—	9,998	—
Risk management derivatives	1,825	—	1,825	—
Total derivatives	12,433	—	12,433	—
Total liabilities at fair value	$12,433	$—	$12,433	$—
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$60,022	$—	$60,022	$—
Obligations of state and political subdivisions:
Taxable	1,321	—	1,003	318
Tax-exempt	287,208	—	287,208	—
SBA Pools	27,925	—	27,925	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,306	—	309,306	—
Privately issued	89,450	—	89,450	—
Privately issued commercial mortgage-backed securities	13,705	—	13,705	—
Corporate debt securities	101,833	—	101,833	—
Total securities available-for-sale	890,770	—	890,452	318
Loans measured at fair value:
Residential real estate	22,233	—	—	22,233
Loans held for sale	58,223	—	58,223	—
Loan servicing rights	58,113	—	—	58,113
Derivative assets:
Interest rate lock commitments	1,220	—	1,220	—
Customer-initiated derivatives	4,143	—	4,143	—
Risk management derivatives	105	—	105	—
Total derivatives	5,468	—	5,468	—
Total assets at fair value	$1,034,807	$—	$954,143	$80,664
Derivative liabilities:

Forward contracts related to mortgage loans to be delivered for sale	38	—	38	—
Customer-initiated derivatives	4,144	—	4,144	—
Risk management derivatives	397	—	397	—
Total derivatives	4,579	—	4,579	—
Total liabilities at fair value	$4,579	$—	$4,579	$—

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2016. During the three months ended March 31, 2015, a privately issued subordinated debt security (included within “Corporate debt securities”) was transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for this security becoming active during the period.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended March 31, 2016
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Loans held for investment	Loan servicing rights
Balance, beginning of period	$318	$22,233	$58,113
Transfers from loans held for sale	—	1,834	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Net gain on sales of loans”	—	82	—
Recorded in “Mortgage banking and other loan fees”	—	523	(8,465)
New originations	—	—	1,700
Repayments	—	(295)	—
Balance, end of period	$318	$24,377	$51,348

	Three months ended March 31, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfer between levels within fair value hierarchy	—	(3,000)	—	—
Transfers from loans held for sale	—	—	3,219	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	—	1	—	—
Recorded in “Net gain on sales of loans”	—	—	127	—
Recorded in “Mortgage banking and other loan fees”	—	—	108	(6,402)
Recorded in OCI (pre-tax)	—	4	—	—
New originations	—	—	—	2,915
Reduction from servicing rights sold	—	—	—	(12,702)
Repayments	—	—	(822)	—
Balance, end of period	$397	$430	$22,158	$54,409

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Aggregate fair value	$24,377	$22,233
Contractual balance	23,449	21,910
Fair market value gain	928	323

There were no gains (losses) included in the aggregate fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of March 31, 2016 was $152 thousand and $156 thousand, respectively, all of which were on nonaccrual status. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2015 was $275 thousand and $364 thousand, respectively, all of which were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three months ended March 31, 2016 and 2015, there were $222 thousand and $205 thousand, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Change in fair value:
Included in “Net gain on sales of loans”	$82	$127
Included in “Mortgage banking and other loan fees”	523	108

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held for sale that were 90 days past due and on accrual status as of March 31, 2016. The aggregated fair value of loans held for sale that were 90 days past due and on nonaccrual status as of December 31, 2015 was $7 thousand.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Aggregate fair value	$25,040	$58,223
Contractual balance	23,880	55,911
Unrealized gain	1,160	2,312

The total amount of gains (losses) from loans held for sale included in the Consolidated Statements of Income were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Interest income(1)	$329	$1,070
Change in fair value(2)	(1,152)	(1,541)
Total included in earnings	$(823)	$(471)

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

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans:(1)
Commercial real estate	$395	$—	$—	$395
Residential real estate	3,156	—	—	3,156
Commercial and industrial	10,136	—	—	10,136
Real estate construction	80	—	—	80
Consumer	42	—	—	42
Total impaired loans	13,809	—	—	13,809
Other real estate owned(2)	2,323	—	—	2,323
Repossessed assets(3)	5,238	—	—	5,238
Total	$21,370	$—	$—	$21,370
December 31, 2015
Impaired loans:(1)
Commercial real estate	$2,960	$—	$—	$2,960
Residential real estate	5,381	—	—	5,381
Commercial and industrial	11,522	—	—	11,522
Real estate construction	195	—	—	195
Consumer	18	—	—	18
Total impaired loans	20,076	—	—	20,076
Other real estate owned(2)	4,562	—	—	4,562
Repossessed assets(3)	5,038	—	—	5,038
Premises and equipment(4)	1,575	—	—	1,575
Total	$31,251	$—	$—	$31,251

(1)
Specific reserves of $3.0 million and $4.4 million were provided to reduce the fair value of these loans at March 31, 2016 and December 31, 2015, respectively, based on the estimated fair value of the underlying collateral. In addition, net charge-offs of $93 thousand and $67 thousand reduced the fair value of these loans for the three months ended March 31, 2016 and 2015, respectively.

(2)
The Company charged $884 thousand and $1.4 million through other noninterest expense during the three months ended March 31, 2016 and 2015, respectively, to reduce the fair value of these properties. There was no valuation allowance and $325 thousand of valuation allowance provided to reduce the fair value of these properties at March 31, 2016 and December 31, 2015, respectively, based on the estimated fair value as of each respective date.

(3)
The Company charged $311 thousand and $194 thousand through other noninterest expense during the three months ended March 31, 2016 and 2015 to reduce the fair value of these assets.  A valuation allowance of $5.1 million was provided to reduce the fair value of these repossessed assets at both March 31, 2016 and December 31, 2015, based on the estimated fair value as of each respective date.

(4) There were no impairment charges on premises and equipment during the three months ended March 31, 2016 or March 31, 2015.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2016
Financial assets:
Cash and cash equivalents	$363,815	$363,815	$88,727	$275,088	$—
Federal Home Loan Bank stock	29,621	N/A
Net loans(1)	4,871,358	4,968,228	—	—	4,968,228
Accrued interest receivable	16,550	16,550	—	16,550	—
Company-owned life insurance	108,958	108,958	—	108,958	—
Securities held-to-maturity	1,678	1,678	—	—	1,678
Financial liabilities:
Deposits:
Savings and demand deposits	$3,372,466	$3,372,466	$—	$3,372,466	$—
Time deposits(2)	1,780,332	1,781,278	—	1,781,278	—
Total deposits	5,152,798	5,153,744	—	5,153,744	—
Short-term borrowings	334,480	334,480	—	334,480	—
Long-term debt	399,476	394,546	—	394,546	—
Accrued interest payable	3,308	3,308	—	3,308	—
Deferred compensation plan liabilities	3,116	3,116	—	3,116	—

(1)	Included $13.8 million of impaired loans recorded at fair value on a nonrecurring basis and $24.4 million of loans recorded at fair value on a recurring basis.

(2)	Includes $61.2 million of other brokered funds.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets:
Cash and cash equivalents	$387,323	$387,323	$74,734	$312,589	$—
Federal Home Loan Bank stock	29,621	N/A
Net loans(1)	4,752,747	4,827,556	—	—	4,827,556
Accrued interest receivable	15,646	15,646	—	15,646	—
Company-owned life insurance	107,065	107,065	—	107,065	—
Securities held-to-maturity	1,678	1,678	—	—	1,678
Financial liabilities:
Deposits:
Savings and demand deposits	$3,343,478	$3,343,478	$—	$3,343,478	$—
Time deposits(2)	1,671,103	1,670,058	—	1,670,058	—
Total deposits	5,014,581	5,013,536	—	5,013,536	—
Short-term borrowings	348,998	348,998	—	348,998	—
Long-term debt	464,057	456,746	—	456,746	—
Accrued interest payable	3,568	3,568	—	3,568	—
Deferred compensation plan liabilities	1,982	1,982	—	1,982	—

(1)	Included $20.1 million of impaired loans recorded at fair value on a nonrecurring basis and $22.2 million of loans recorded at fair value on a recurring basis.

(2)	Includes $61.2 million of other brokered funds.

4.  SECURITIES

The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Securities available-for-sale:
U.S. government sponsored agency obligations	$69,398	$553	$—	$69,951
Obligations of state and political subdivisions:
Taxable	1,318	44	—	1,362
Tax-exempt	297,098	7,674	(441)	304,331
SBA Pools	26,286	446	(3)	26,729
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	304,808	4,932	(48)	309,692
Privately issued	97,468	235	(252)	97,451
Privately issued commercial mortgage-backed securities	22,465	—	(81)	22,384
Corporate debt securities	114,915	734	(1,006)	114,643
Total securities available-for-sale	$933,756	$14,618	$(1,831)	$946,543

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,678	$—	$—	$1,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$59,414	$614	$(6)	$60,022
Obligations of state and political subdivisions:
Taxable	1,318	3	—	1,321
Tax-exempt	282,366	5,312	(470)	287,208
SBA Pools	27,561	368	(4)	27,925
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	308,396	2,014	(1,104)	309,306
Privately issued	90,084	—	(634)	89,450
Privately issued commercial mortgage-backed securities	13,826	—	(121)	13,705
Corporate debt securities	102,284	127	(578)	101,833
Total securities available-for-sale	$885,249	$8,438	$(2,917)	$890,770

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,678	$—	$—	$1,678

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Proceeds	$14,977	$24,615
Gross gains	333	3
Gross losses	—	(110)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$5,589	$5,603
After one year through five years	146,712	148,537
After five years through ten years	217,841	221,816
After ten years	563,614	570,587
Total securities available-for-sale	$933,756	$946,543
Securities held-to-maturity:
After one year through five years	1,678	1,678
Total securities held-to-maturity	$1,678	$1,678

Securities with a carrying value of $421.0 million and $390.5 million were pledged at March 31, 2016 and December 31, 2015, respectively, to secure borrowings and deposits.

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
March 31, 2016
Obligations of state and political subdivisions:
Tax-exempt	$38,553	$(211)	$16,537	$(230)	$55,090	$(441)
SBA Pools	1,468	(3)	—	—	1,468	(3)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	13,919	(48)	—	—	13,919	(48)
Privately issued	49,201	(252)	—	—	49,201	(252)
Privately issued commercial mortgage-backed securities	22,384	(81)	—	—	22,384	(81)
Corporate debt securities	32,649	(956)	403	(50)	33,052	(1,006)
Total securities available-for-sale	$158,174	$(1,551)	$16,940	$(280)	$175,114	$(1,831)
December 31, 2015
U.S. government sponsored agency obligations	$9,994	$(6)	$—	$—	$9,994	$(6)
Obligations of state and political subdivisions:
Tax-exempt	46,062	(357)	6,957	(113)	53,019	(470)
SBA Pools	1,521	(4)	—	—	1,521	(4)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	118,509	(1,104)	—	—	118,509	(1,104)
Privately issued	89,450	(634)	—	—	89,450	(634)
Privately issued commercial mortgage-backed securities	13,706	(121)	—	—	13,706	(121)
Corporate debt securities	74,494	(558)	431	(20)	74,925	(578)
Total securities available-for-sale	$353,736	$(2,784)	$7,388	$(133)	$361,124	$(2,917)

As of March 31, 2016, the Company’s security portfolio consisted of 337 securities, 65 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and/or widening of fair value credit and liquidity spreads versus benchmark U.S. Treasury interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At March 31, 2016, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $175.1 million with gross unrealized losses of $1.8 million. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

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

Loans at March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total loans
March 31, 2016
Commercial real estate	$231,646	$1,385,155	$1,616,801
Residential real estate	257,795	1,347,145	1,604,940
Commercial and industrial	22,205	1,257,197	1,279,402
Real estate construction	9,283	225,724	235,007
Consumer	8,906	178,680	187,586
Total	$529,835	$4,393,901	$4,923,736	(1)
December 31, 2015
Commercial real estate	$250,497	$1,317,600	$1,568,097
Residential real estate	273,845	1,273,954	1,547,799
Commercial and industrial	24,724	1,232,682	1,257,406
Real estate construction	10,783	230,820	241,603
Consumer	9,417	182,378	191,795
Total	$569,266	$4,237,434	$4,806,700	(1)

(1)	Includes net deferred costs totaling $3.4 million and $1.9 million at March 31, 2016 and December 31, 2015, respectively.

Acquired loans were recorded at fair value as of the acquisition date, which includes loans acquired in the CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank, Talmer West Bank and FHC

acquisitions.  At the acquisition date, where a loan exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, which we refer to as a purchased credit impaired loans, the Company accounts for these loans under ASC 310-30 and recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield.  We recognize accretion of the accretable discount as interest income over the expected remaining life of the purchased loan.  Acquired loans that are not purchased credit impaired loans are accounted for under ASC 310-20 and fair value discounts/premiums are accreted/amortized into interest income over the remaining term of the loan as an adjustment to the related loans yield.

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$223,214	$277,058
Additions due to acquisitions	—	5,268
Discount accretion	(14,873)	(20,964)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	15,725	29,431
Other activity, net (1)	(12,599)	(11,968)
Balance at end of period	$211,467	$278,825

(1)	Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

For purchased credit impaired loans accounted for under ASC 310-30, the Company remeasures expected cash flows on a quarterly basis.  For loans where the remeasurement process results in a decline in expected cash flows, impairment is recorded.  Alternatively, when a loan’s remeasurement results in an increase in expected cash flows, the effective yield of the related loan is increased through an addition to the accretable discount.

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended March 31, 2016 and 2015 for purchased credit impaired loans was $15.7 million and $29.4 million, respectively.  The Company also identified declines in the cash flow expectations of certain purchased credit impaired loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in the yield on the loan.

Below is the composition of the recorded investment for purchased credit impaired loans accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Contractual cash flows	$962,665	$1,019,407
Non-accretable difference	(221,363)	(226,927)
Accretable yield	(211,467)	(223,214)
Loans accounted for under ASC 310-30	$529,835	$569,266

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

Information as to nonperforming assets was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonperforming assets
Nonaccrual loans
Commercial real estate	$15,262	$16,798
Residential real estate	16,939	18,390
Commercial and industrial	20,506	21,668
Real estate construction	232	413
Consumer	160	206
Total nonaccrual loans	53,099	57,475
Other real estate owned and repossessed assets (1)	26,434	28,157
Total nonperforming assets	79,533	85,632
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Residential real estate	$141	$58
Commercial and industrial	13	14
Consumer	230	225
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$384	$297

(1)	Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	March 31, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$2,764	$1,874	$11,354	$15,992	$1,369,163	$1,385,155	$—
Residential real estate	8,308	1,016	7,517	16,841	1,330,304	1,347,145	141
Commercial and industrial	3,663	2,069	13,250	18,982	1,238,215	1,257,197	13
Real estate construction	729	—	65	794	224,930	225,724	—
Consumer	678	265	240	1,183	177,497	178,680	230
Total	$16,142	$5,224	$32,426	$53,792	$4,340,109	$4,393,901	$384

	December 31, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$2,662	$1,378	$13,520	$17,560	$1,300,040	$1,317,600	$—
Residential real estate	10,582	2,539	7,377	20,498	1,253,456	1,273,954	58
Commercial and industrial	9,079	2,099	4,955	16,133	1,216,549	1,232,682	14
Real estate construction	2,046	—	304	2,350	228,470	230,820	—
Consumer	1,287	402	287	1,976	180,402	182,378	225
Total	$25,656	$6,418	$26,443	$58,517	$4,178,917	$4,237,434	$297

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts    due according to the contractual terms of the loan agreement. Impaired loans included nonperforming loans (including nonperforming troubled debt restructurings (TDRs)) and performing TDRs. Impaired loans are accounted for at the lower of the present value of expected cash flows or the estimated fair value of the collateral. When the present value of expected cash flows or the fair value of the collateral of an impaired loan not accounted for under ASC 310-30 is less than the amount of unpaid principal outstanding on the loan, the recorded principal balance of the loan is reduced to its carrying value through either a specific allowance for loan loss or a partial charge-off of the loan balance. Information as to total impaired loans is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans	$53,099	$57,475
Performing troubled debt restructurings:
Commercial real estate	16,350	15,340
Residential real estate	7,240	5,749
Commercial and industrial	3,777	3,438
Real estate construction	420	420
Consumer	250	242
Total performing troubled debt restructurings	28,037	25,189
Total impaired loans	$81,136	$82,664

Troubled Debt Restructurings (TDRs)

The Company assesses all loan modifications to determine whether a modification constitutes a TDR. For loans excluded from ASC 310-30 accounting, a modification is considered a TDR when a borrower is experiencing financial difficulties and the Company grants a concession to the borrower.  For purchased credit impaired loans accounted for individually under ASC 310-30, a modification is considered a TDR when a borrower is experiencing financial difficulties and the effective yield after the modification is less than the effective yield at the time the loan was acquired in association with consideration of qualitative factors included within ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors” (“ASC 310-40”).  All TDRs are considered impaired loans.  The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of charge off and/or allowance for loan losses.

As of March 31, 2016, there were $14.5 million of nonperforming TDRs and $28.0 million of performing TDRs included in impaired loans.  As of December 31, 2015, there were $14.5 million of nonperforming TDRs and $25.2 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and will be considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties, which is documented by a current credit evaluation, the loan is no longer required to be reported as a TDR.

The following tables present the recorded investment of loans modified in TDRs during the three months ended March 31, 2016 and 2015 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at March 31, 2016	Net charge-offs (recoveries)	Provision (benefit) for loan losses
For the three months ended March 31, 2016
Commercial real estate	$—	$—	$435	$—	5	$435	$—	$(2)
Residential real estate	229	123	663	52	14	1,067	55	48
Commercial and industrial	2,627	—	107	862	9	3,596	—	(164)
Consumer	7	—	—	—	1	7	2	—
Total loans	$2,863	$123	$1,205	$914	29	$5,105	$57	$(118)

(1)	Loan forgiveness related to loans modified in TDRs for the three months ended March 31, 2016 totaled $142 thousand.

	Concession type (1)					Financial effects of modification
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at March 31, 2015	Net charge-offs (recoveries)	Provision for loan losses
For the three months ended March 31, 2015
Commercial real estate	$—	$350	$1,090	5	$1,440	$(37)	$208
Residential real estate	949	688	—	13	1,637	(1)	40
Commercial and industrial	340	857	26	9	1,223	—	182
Real estate construction	—	—	147	1	147	—	—
Consumer	15	—	—	1	15	—	—
Total loans	$1,304	$1,895	$1,263	29	$4,462	$(38)	$430

(1)	There was no loan forgiveness related to loans modified in TDRs for the three months ended March 31, 2015.

When a modification qualifies as a TDR and the loan was initially a purchased credit impaired loan individually accounted for under ASC 310-30, the loan is required to be moved from ASC 310-30 accounting and accounted for under ASC 310-40.  In order to accomplish the transfer of the accounting for the TDR from ASC 310-30 to ASC 310-40, the loan is essentially retained in the ASC 310-30 accounting model and subject to the quarterly cash flow re-estimation process. Similar to loans accounted for under ASC 310-30, deterioration in expected cash flows result in the recognition of allowance for loan losses. However, unlike loans accounted for under ASC 310-30, improvements in estimated cash flows on these loans result only in recapturing previously recognized allowance for loan losses and the yield remains at the last yield recognized under ASC 310-30.

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three months ended March 31, 2016 and 2015, including the recorded investment as of March 31, 2016 and 2015.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
(Dollars in thousands)	Total number of loans	Total recorded investment at March 31, 2016	Charged off following a subsequent default	Total number of loans	Total recorded investment at March 31, 2015	Charged off following a subsequent default
Commercial real estate	5	$986	$—	12	$2,324	$471
Residential real estate	6	379	—	26	1,931	29
Commercial and industrial	4	219	—	8	220	—
Consumer	1	—	3	1	78	—
Total loans	16	$1,584	$3	47	$4,553	$500

At March 31, 2016, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $184 thousand.

The terms of certain other loans that were modified during the three months ended March 31, 2016 and 2015 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial and industrial, commercial real estate and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial real estate	$1,454,921	$74,382	$87,498	$—	$1,616,801
Commercial and industrial	1,182,486	44,424	52,492	—	1,279,402
Real estate construction	229,576	834	4,597	—	235,007
Total	$2,866,983	$119,640	$144,587	$—	$3,131,210
December 31, 2015
Commercial real estate	$1,408,238	$60,130	$99,343	$386	$1,568,097
Commercial and industrial	1,177,354	24,129	55,923	—	1,257,406
Real estate construction	235,479	259	5,865	—	241,603
Total	$2,821,071	$84,518	$161,131	$386	$3,067,106

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

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2016
Residential real estate	$1,588,001	$16,939	$1,604,940
Consumer	187,426	160	187,586
Total	$1,775,427	$17,099	$1,792,526
December 31, 2015
Residential real estate	$1,529,409	$18,390	$1,547,799
Consumer	191,589	206	191,795
Total	$1,720,998	$18,596	$1,739,594

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

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
March 31, 2016
Loans individually evaluated for impairment
Commercial real estate	$16,128	$15,484	$31,612	$44,811	$2,334
Residential real estate	16,617	7,562	24,179	29,961	1,948
Commercial and industrial	13,505	10,778	24,283	26,711	1,985
Real estate construction	422	230	652	881	129
Consumer	311	99	410	622	42
Total loans individually evaluated for impairment	$46,983	$34,153	$81,136	$102,986	$6,438
December 31, 2015
Loans individually evaluated for impairment
Commercial real estate	$12,506	$19,632	$32,138	$46,099	$2,647
Residential real estate	13,304	10,835	24,139	30,409	2,729
Commercial and industrial	11,661	13,445	25,106	27,883	2,577
Real estate construction	402	431	833	1,369	158
Consumer	319	129	448	789	36
Total loans individually evaluated for impairment	$38,192	$44,472	$82,664	$106,549	$8,147

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Loans individually evaluated for impairment
Commercial real estate	$32,306	$547	$42,397	$1,256
Residential real estate	24,643	309	25,194	248
Commercial and industrial	24,880	192	8,283	212
Real estate construction	658	14	1,221	18
Consumer	436	9	591	20
Total loans individually evaluated for impairment	$82,923	$1,071	$77,686	$1,754

Changes in the allowance for loan losses and the allocation of the allowance for loans were as follows:

Loans accounted for under ASC 310-30

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2016
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$11,030	$7,947	$1,487	$1,678	$124	$22,266
Transfer to loans excluded from ASC 310-30 accounting (1)	(83)	(58)	(24)	(227)	—	(392)
Benefit for loan losses	(1,257)	(1,513)	(36)	(381)	(36)	(3,223)
Gross charge-offs	(1,764)	(735)	(734)	(73)	(6)	(3,312)
Recoveries	426	1,612	385	68	19	2,510
Net (charge-offs) recoveries	(1,338)	877	(349)	(5)	13	(802)
Ending allowance for loan losses	$8,352	$7,253	$1,078	$1,065	$101	$17,849
For the three months ended March 31, 2015
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$17,558	$9,674	$3,264	$2,030	$206	$32,732
Transfer to loans excluded from ASC 310-30 accounting (1)	(30)	(48)	—	—	—	(78)
Provision (benefit) for loan losses	(2,547)	950	168	231	118	(1,080)
Gross charge-offs	(4,271)	(1,564)	(678)	(531)	(195)	(7,239)
Recoveries	3,571	248	365	502	39	4,725
Net charge-offs	(700)	(1,316)	(313)	(29)	(156)	(2,514)
Ending allowance for loan losses	$14,281	$9,260	$3,119	$2,232	$168	$29,060
(1) Primarily due to loans restructured that qualify as TDRs.

Loans excluded from ASC 310-30 accounting

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended March 31, 2016
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$8,388	$6,485	$14,831	$1,021	$962	$31,687
Transfer in (1)	83	58	24	227	—	392
Provision (benefit) for loan losses	527	(331)	1,673	(210)	453	2,112
Gross charge-offs	(410)	(555)	(244)	(27)	(504)	(1,740)
Recoveries	964	632	218	199	65	2,078
Net (charge-offs) recoveries	554	77	(26)	172	(439)	338
Ending allowance for loan losses	$9,552	$6,289	$16,502	$1,210	$976	$34,529
For the three months ended March 31, 2015
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$7,234	$6,498	$7,149	$655	$904	$22,440
Transfer in (1)	30	48	—	—	—	78
Provision (benefit) for loan losses	5	(259)	3,043	(147)	431	3,073
Gross charge-offs	(1,158)	(897)	(1,406)	(12)	(286)	(3,759)
Recoveries	673	387	382	32	99	1,573
Net (charge-offs) recoveries	(485)	(510)	(1,024)	20	(187)	(2,186)
Ending allowance for loan losses	$6,784	$5,777	$9,168	$528	$1,148	$23,405
(1) Primarily due to loans restructured that qualify as TDRs.

Total loans

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$2,334	$1,948	$1,985	$129	$42	$6,438
Collectively evaluated for impairment	7,218	4,341	14,517	1,081	934	28,091
Accounted for under ASC 310-30	8,352	7,253	1,078	1,065	101	17,849
Total allowance for loan losses	$17,904	$13,542	$17,580	$2,275	$1,077	$52,378
Balance of loans:
Individually evaluated for impairment	$31,612	$24,179	$24,283	$652	$410	$81,136
Collectively evaluated for impairment	1,353,543	1,322,966	1,232,914	225,072	178,270	4,312,765
Accounted for under ASC 310-30	231,646	257,795	22,205	9,283	8,906	529,835
Total loans	$1,616,801	$1,604,940	$1,279,402	$235,007	$187,586	$4,923,736
As of December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$2,647	$2,729	$2,577	$158	$36	$8,147
Collectively evaluated for impairment	5,741	3,756	12,254	863	926	23,540
Accounted for under ASC 310-30	11,030	7,947	1,487	1,678	124	22,266
Total allowance for loan losses	$19,418	$14,432	$16,318	$2,699	$1,086	$53,953
Balance of loans:
Individually evaluated for impairment	$32,138	$24,139	$25,106	$833	$448	$82,664
Collectively evaluated for impairment	1,285,462	1,249,815	1,207,576	229,987	181,930	4,154,770
Accounted for under ASC 310-30	250,497	273,845	24,724	10,783	9,417	569,266
Total loans	$1,568,097	$1,547,799	$1,257,406	$241,603	$191,795	$4,806,700

7. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Changes in other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2016	$22,930	$5,329
Transfers in (1)	3,342	792
Capitalized expenditures	—	229
Payments received	—	(359)
Disposals	(4,145)	(387)
Write-downs	(1,209)	(311)
Change in valuation allowance	325	—
Balance at March 31, 2016	$21,243	$5,293

Balance at January 1, 2015	$38,908	$9,835
Additions due to acquisitions	1,260	—
Additions due to the adoption of ASU 2014-04 (2)	540	—
Transfers in (1)	5,709	397
Capitalized expenditures	—	1,116
Payments received	—	(1,401)
Disposals	(9,351)	(177)
Write-downs	(1,362)	(194)
Change in valuation allowance	—	(2,359)
Balance at March 31, 2015	$35,704	$7,217

(1)	Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

(2)
The Company adopted the provisions of FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans Upon Foreclosure” (“ASU 2014-04”) utilizing the prospective transition method.

At March 31, 2016 and December 31, 2015, the Company had $374 thousand and $951 thousand, respectively, of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $7.9 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of March 31, 2016.

Activity in the valuation allowance for other real estate owned and repossessed assets during the three months ended March 31, 2016 and 2015 is summarized below.

	Valuation allowance
(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended March 31, 2016
Beginning balance	$325	$5,104
Write-downs	(325)	—
Ending Balance	$—	$5,104
For the three months ended March 31, 2015
Beginning balance	$—	$460
Provision for valuation allowance	—	2,359
Ending Balance	$—	$2,819

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended March 31, 2016
Net gain (loss) on sale	$1,555	$(64)
Write-downs	(1,209)	(311)
Relief of valuation allowance	325	—
Net operating expenses	(376)	(84)
Total	$295	$(459)
For the three months ended March 31, 2015
Net gain (loss) on sale	$1,415	$(14)
Write-downs	(1,362)	(194)
Provision for valuation allowance	—	(2,359)
Net operating expenses	(295)	(25)
Total	$(242)	$(2,592)
8.  INTANGIBLE ASSETS

Core Deposit Intangibles

The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 6.4 years as of March 31, 2016.

The table below presents the Company’s net carrying amount of CDIs.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Gross carrying amount	$23,068	$23,068
Accumulated amortization	(10,872)	(10,260)
Net carrying amount	$12,196	$12,808

Amortization expense recognized on CDIs was $612 thousand and $649 thousand for the three months ended March 31, 2016 and 2015, respectively, included as a component of “other expense” in the Consolidated Statements of Income.

Goodwill

The Company recorded goodwill in the amount of $3.5 million associated with the acquisition of FHC completed on February 6, 2015. Goodwill is deemed to have an indefinite life and is not amortized but instead is subject to an annual review for impairment.

9.  LOAN SERVICING RIGHTS

Loan servicing rights are created as a result of the Company’s mortgage banking origination activities, the purchase of mortgage servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in the Consolidated Balance Sheets.

The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the three months ended March 31, 2016
Fair value, beginning of period	$475	$57,638	$58,113
Additions from loans sold with servicing retained	—	1,700	1,700
Changes in fair value due to:
Reductions from loans paid off during the period	(14)	(1,826)	(1,840)
Changes due to valuation inputs or assumptions(1)	(30)	(6,595)	(6,625)
Fair value, end of period	$431	$50,917	$51,348
Principal balance of loans serviced	$94,442	$5,750,783	$5,845,225
For the three months ended March 31, 2015
Fair value, beginning of period	$691	$69,907	$70,598
Additions from loans sold with servicing retained	—	2,915	2,915
Reduction from loans sold and servicing rights sold(2)	—	(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(29)	(2,289)	(2,318)
Changes due to valuation inputs or assumptions(1)	(41)	(4,043)	(4,084)
Fair value, end of period	$621	$53,788	$54,409
Principal balance of loans serviced	$203,491	$5,799,055	$6,002,546

(1)	Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

(2)	$12.7 million of servicing rights were sold during the three months ended March 31, 2015 in connection with the sale of $1.2 billion of principal balance of loans serviced.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of March 31, 2016 and December 31, 2015.

	Commercial Real Estate	Mortgage
As of March 31, 2016
Prepayment speed	0.00 - 50.00%	0.00 - 38.10%
Weighted average (“WA”) discount rate	19.23%	9.13%
WA cost to service/per year	$472	$61
WA ancillary income/per year	N/A	36
WA float range	0.56%	1.05 - 1.55%
As of December 31, 2015
Prepayment speed	0.00 - 50.00%	0.00 - 34.56%
WA discount rate	19.18%	9.13%
WA cost to service/per year	$472	$61
WA ancillary income/per year	N/A	36
WA float range	0.56%	0.56 - 1.68%

The Company realized total loan servicing fee income of $2.7 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

10.  DERIVATIVE INSTRUMENTS AND BALANCE SHEET OFFSETTING

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

	March 31, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$—	$1,825	$37,000	$105	$397
Total risk management purposes	37,000	—	1,825	37,000	105	397
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	115,533	—	610	105,711	—	38
Interest rate lock commitments	114,546	2,908	—	62,081	1,220	—
Customer-initiated derivatives	417,491	9,761	9,998	354,699	4,143	4,144
Total customer-initiated and mortgage banking activities	647,570	12,669	10,608	522,491	5,363	4,182
Total gross derivatives	$684,570	$12,669	$12,433	$559,491	$5,468	$4,579

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $460 thousand at March 31, 2016 and $208 thousand at December 31, 2015.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the three months ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2016	2015
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(1,975)	$(1,144)
Interest rate lock commitments	Net gain on sale of loans	1,688	2,162
Customer-initiated derivatives	Other noninterest income	(236)	84
Total gain (loss) recognized in income		$(523)	$1,102

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
For the three months ended March 31, 2016
Interest rate swaps designated as cash flow hedges	$(1,681)	$148	$—
For the three months ended March 31, 2015
Interest rate swaps designated as cash flow hedges	$(325)	$88	$—

At March 31, 2016, the Company expected $536 thousand of unrealized losses to be reclassified as an increase to interest expense during the following 12 months.

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

				Gross amounts not offset in the statement of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position	Financial instruments	Collateral (received)/posted	Net Amount
March 31, 2016
Offsetting derivative assets
Derivative assets	$9,761	$—	$9,761	$(9,761)	$9,018	$9,018
Offsetting derivative liabilities
Derivative liabilities	11,823	—	11,823	(9,761)	2,062	—
December 31, 2015
Offsetting derivative assets
Derivative assets	$4,248	$—	$4,248	$(4,248)	$5,887	$5,887
Offsetting derivative liabilities
Derivative liabilities	4,541	—	4,541	(4,248)	293	—

11.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The allowance for credit losses on lending-related commitments included $856 thousand and $622 thousand at March 31, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$663,579	$615,156	$1,278,735	$658,268	$489,102	$1,147,370
Standby letters of credit	61,926	4,002	65,928	61,300	4,801	66,101
Total commitments	$725,505	$619,158	$1,344,663	$719,568	$493,903	$1,213,471

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $19.3 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $18.0 million and $19.4 million at March 31, 2016 and December 31, 2015, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of March 31, 2016 and December 31, 2015, we had recorded a liability of $100 thousand and $125 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At March 31, 2016 and December 31, 2015, our standby letters of credit totaled $65.9 million and $66.1 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At both March 31, 2016 and December 31, 2015, our liability recorded in connection with these representations and warranties totaled $1.3 million.

Legal Proceedings

The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business and pending shareholder litigation related to the merger with Chemical Financial Corporation that is publicly available and further discussed in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, in the opinion of management, any liabilities arising from pending legal proceedings would not have a material adverse effect on the Company’s financial statements.

12.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
FHLB advances: 0.68% - 0.81% fixed-rate notes	$225,000	0.72%	$300,000	0.58%
FHLB advances: 0.75% variable-rate notes	50,000	0.75	—	—
Securities sold under agreements to repurchase: 0.10% variable-rate notes	21,980	0.10	18,998	0.10
Holding company line of credit: floating-rate based on one-month LIBOR plus 1.75%	37,500	2.19	30,000	2.18
Total short-term borrowings	334,480	0.85	348,998	0.69
Long-term debt:
FHLB advances: 0.50% - 7.44% fixed-rate notes due 2016 to 2027 (2)	329,639	1.33	393,851	1.34
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037 (3)	54,388	4.19	54,800	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	10,902	2.86	10,865	2.65
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,547	3.88	4,541	3.58
Total long-term debt	399,476	1.79	464,057	1.73
Total short-term borrowings and long-term debt	$733,956	1.36%	$813,055	1.28%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The March 31, 2016 balance includes advances payable of $325.8 million and purchase accounting premiums of $3.8 million. The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million.

(3)
The March 31, 2016 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.4 million. The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million.

(4)
The March 31, 2016 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.1 million.  The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.1 million.

(5)
The March 31, 2016 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $453 thousand. The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $459 thousand.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
FHLB advances:
Average daily balance	$295,879	$18,444
Average interest rate during the period	0.75%	0.29%
Maximum month-end balance	$350,000	$50,000
Securities sold under agreement to repurchase:
Average daily balance	$19,885	$20,439
Average interest rate during the period	0.10%	0.10%
Maximum month-end balance	$21,980	$22,454
Federal funds purchased:
Average daily balance	$—	$1,400
Average interest rate during the period	N/A	0.31%
Maximum month-end balance	$—	$126,000
Holding company line of credit:
Average daily balance	$30,165	$9,556
Average interest rate during the period	2.18%	3.17%
Maximum month-end balance	$37,500	$20,000

Securities sold under agreements to repurchase represent funds deposited with banks by retail customers (short-term borrowings). Securities sold under agreements to repurchase are typically delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are additionally collateralized by residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government sponsored enterprises with a carrying value of $56.8 million at March 31, 2016 which are not covered by FDIC insurance. The Company's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The remaining contract maturity, excluding purchase accounting adjustments, of securities sold under agreement to repurchase, both long-term and short-term, is as follows:

	March 31, 2016
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$21,980	$—	$—	$50,000	$71,980
Total borrowings	$21,980	$—	$—	$50,000	$71,980
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 10					$71,980

Talmer Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.  At March 31, 2016, FHLB advances were collateralized by $1.9 billion of commercial and mortgage loans, with $1.2 billion in the form of a blanket lien arrangement and $706.4 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $626.6 million at March 31, 2016; however, due to resolutions adopted by the Company's board of directors, this amount is limited to an additional $453.0 million.

13. INCOME TAXES
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

	For the three months ended March 31,
	2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$7,897	35.0%	$4,856	35.0%
Effect of:
Tax exempt income	(762)	(3.4)	(631)	(4.5)
State taxes, net of federal benefit	180	0.8	266	1.9
Change in valuation allowance	(270)	(1.2)	—	—
Tax settlement with the Internal Revenue Service	(4,306)	(19.1)	—	—
Transaction costs	266	1.2	—	—
Deferred tax benefit	—	—	29	0.2
Other, net	(125)	(0.6)	(79)	(0.6)
Income tax expense	$2,880	12.7%	$4,441	32.0%
During the period ended March 31, 2016, the Company finalized a settlement with the Internal Revenue Service regarding First Place Financial Corp.'s deduction of bad debt expense incurred prior to the Company's acquisition of First Place Bank which resulted in a tax benefit of $4.3 million. Talmer Bank, as successor to First Place Bank, was granted court approval to act as substitute agent for the First Place Financial Corp. for the purposes of amending various returns, which ultimately favorably impacted the tax filings of Talmer Bank.

14.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  As of March 31, 2016, 1.1 million shares were available to be awarded under the Plan.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s Class A common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  For the three months ended March 31, 2016 and 2015, there were no stock options granted.

Activity in the Plan during the three months ended March 31, 2016 is summarized below:

		Weighted average
	Number of shares (in thousands)	Exercise price per share	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2016	7,235	$6.97
Exercised (1)	(551)	6.60
Outstanding at March 31, 2016	6,684	7.00	5.49	$74,130
Options fully vested	6,684	7.00	5.49	74,130
Exercisable at March 31, 2016	6,684	7.00	5.49	74,130

(1)	Options exercised during the three months ended March 31, 2016 had a weighted average fair value of $16.18, at respective exercise dates.

The total intrinsic value of stock options exercised was $5.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively .

Total cash received from option exercises during the three months ended March 31, 2016 and 2015 was $1.6 million and $210 thousand, respectively, resulting in the issuance of 245 thousand shares and 35 thousand shares, respectively.  During the three months ended March 31, 2016 and 2015, there were 160 thousand shares and 46 thousand shares, respectively, issued under the net-settlement option.  The tax benefit realized from option exercises during the three months ended March 31, 2016 and 2015 was $1.5 million and $292 thousand, respectively.

All of the Company’s stock options were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted to employees either vest in their entirety following a five-year service period or in one-third increments over a three-year service period. Restricted stock awards granted to directors vest over a one-year service period and additionally contain performance-based vesting conditions. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited, with certain exceptions

The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at January 1, 2016	726	$14.82
Granted	326	16.65
Forfeited	(2)	15.77
Nonvested at March 31, 2016	1,050	$15.38

Total expense for restricted stock awards totaled $698 thousand for the three months ended March 31, 2016, of which $627 thousand related to employees was included in “Salary and employee benefits” and $71 thousand related to directors was included in “Professional fees” in the Consolidated Statements of Income. For the three months ended March 31, 2015, total expense for restricted stock awards totaled $351 thousand, of which $298 thousand related to employees was included in "Salary and employee benefits" and $53 thousand related to directors was included in "Professional fees" in the Consolidated Statements of Income. As of March 31, 2016, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $13.3 million and the weighted-average period over which these costs are expected to be recognized is 3.4 years. With respect to restricted stock awards with a five-year vesting term, in the event a change in control occurs, vesting of these restricted stock awards would be accelerated to the earlier of the one-year anniversary of the change in control event or the date the individual is terminated without cause by the Company or Talmer Bank (or any of their successors), or the date the individual terminates his or her employment for good reason, during the one-year period following the change in control. With respect to restricted stock awards with a three-year vesting term, vesting of these restricted stock awards would be accelerated if the individual was terminated by the Company or Talmer Bank (or any of their successors) without cause.

15. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2016, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.

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

Effective January 1, 2015, the Company adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer for 2016 is 0.625%. We have elected to opt-out of including capital in accumulated other comprehensive income in common equity tier 1 capital.

At March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of actual and required capital amounts and ratios in accordance with current regulatory standards:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$730,134	13.1%	$444,723	8.0%	$479,467	8.6%	N/A	N/A
Talmer Bank and Trust	756,388	13.7	442,723	8.0	475,928	8.6	$553,404	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	675,500	12.2	250,157	4.5	284,901	5.1	N/A	N/A
Talmer Bank and Trust	701,754	12.7	249,032	4.5	282,236	5.1	359,713	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	675,500	12.2	333,542	6.0	368,286	6.6	N/A	N/A
Talmer Bank and Trust	701,754	12.7	332,042	6.0	365,247	6.6	442,723	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	675,500	10.3	262,349	4.0	262,349	4.0	N/A	N/A
Talmer Bank and Trust	701,754	10.7	263,103	4.0	263,103	4.0	328,879	5.0
December 31, 2015
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$718,666	13.0%	$442,170	8.0%	N/A	N/A	N/A	N/A
Talmer Bank and Trust	740,338	13.5	439,255	8.0	N/A	N/A	$549,068	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	248,721	4.5	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	12.5	247,081	4.5	N/A	N/A	356,894	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	331,628	6.0	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	12.5	329,441	6.0	N/A	N/A	439,255	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	662,668	10.2	259,694	4.0	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	10.5	259,784	4.0	N/A	N/A	324,730	5.0

The Company’s principal source of funds for dividend payments is dividends received from Talmer Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Talmer Bank cannot declare or pay a cash dividend or dividend in kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend.  In addition, Talmer Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts.  These limitations can affect Talmer Bank’s ability to pay dividends.

No dividends were paid during the three months ended March 31, 2016. For the three months ended March 31, 2015, dividends of $15.0 million were paid to the Company by a subsidiary bank.

On April 27, 2016, a cash dividend on the Company’s Class A common stock of $0.05 per share was declared.  The dividend will be paid on May 25, 2016, to the Company’s Class A common shareholders of record as of May 11, 2016.

16.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Company

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$13,643	$12,581
Investment in subsidiary	778,322	750,713
Income tax benefit	10,006	8,504
Other assets	891	994
Total assets	$802,862	$772,792
Liabilities
Short-term borrowings	$37,500	$30,000
Long-term debt	15,448	15,406
Accrued expenses and other liabilities	1,244	2,171
Total liabilities	54,192	47,577
Shareholders’ equity	748,670	725,215
Total liabilities and shareholders’ equity	$802,862	$772,792

Statements of Income and Comprehensive Income - Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Income
Dividend income from subsidiary	$—	$15,000
Other noninterest income	5	5
Total income	5	15,005
Expenses
Salary and employee benefits	1,688	1,221
Merger and acquisition expense	2,874	996
Professional service fees	515	377
Insurance expense	115	80
Marketing expense	15	14
Interest on short-term borrowings	167	74
Interest on long-term debt	198	162
Other	53	114
Total expenses	5,625	3,038
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(5,620)	11,967
Income tax benefit	1,814	653
Equity in (over) under distributed earnings of subsidiaries	23,489	(3,187)
Net income	$19,683	$9,433
Total comprehensive income, net of tax	$23,410	$12,223

Statements of Cash Flows - Parent Company

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$19,683	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in over (under) distributed earnings of subsidiaries	(23,489)	3,187
Stock-based compensation expense	305	143
Increase in income tax benefit	(1,502)	(736)
Decrease in other assets, net	103	100
Decrease in accrued expenses and other liabilities, net	(885)	(2,633)
Net cash from operating activities	(5,785)	9,494
Cash flows from investing activities
Cash used in acquisitions	—	(13,323)
Refund of investment	—	2,225
Net cash used in investing activities	—	(11,098)
Cash flows from financing activities
Issuance of common stock and restricted stock awards, including tax benefit	2,667	266
Repurchase of warrants to repurchase 2.5 million shares, at fair value	—	(19,892)
Cash dividends paid on common stock(1)	(3,320)	(706)
Draw on senior unsecured line of credit	7,500	20,000
Repayment of long-term debt	—	(3,500)
Net cash from financing activities	6,847	(3,832)
Net increase (decrease) in cash and cash equivalents	1,062	(5,436)
Beginning cash and cash equivalents	12,581	9,497
Ending cash and cash equivalents	$13,643	$4,061

(1)	$0.05 per share and $0.01 per share for the three months ended March 31, 2016 and 2015, respectively.

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

	For the three months ended March 31,
(In thousands, except per share data)	2016	2015
Net income	$19,683	$9,433
Net income allocated to participating securities	249	53
Net income allocated to common shareholders (1)	$19,434	$9,380
Weighted average common shares - issued	66,502	70,619
Average unvested restricted share awards	(866)	(403)
Weighted average common shares outstanding - basic	65,636	70,216
Effect of dilutive securities
Employee and director stock options	4,054	3,962
Warrants	16	925
Weighted average common shares outstanding - diluted	69,706	75,103
EPS available to common shareholders
Basic	$0.30	$0.13
Diluted	$0.28	$0.12

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $16.89 per share and $14.07 per share for the three months ended March 31, 2016 and 2015, respectively.

The following average shares related to outstanding options to purchase shares of common stock were not included in the computation of diluted net income available to common shareholders because they were antidilutive.  There were no outstanding antidilutive options or warrants during the three months ended March 31, 2016 and no outstanding antidilutive warrants during the three months ended March 31, 2015.

(Shares in thousands)	For the three months ended March 31, 2015
Average outstanding options	35
Outstanding exercise prices:
Low end	$14.44
High end	$14.44

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized gains (losses) on cash flow hedges, net of tax		Total unrealized gains (losses), net of tax
For the three months ended March 31, 2016
Beginning balance	$3,589		$(190)		$3,399
Other comprehensive income (loss) before reclassifications	4,939		(1,092)		3,847
Amounts reclassified from accumulated other comprehensive income	(216)	(1)	96	(2)	(120)
Net current period other comprehensive income (loss)	4,723		(996)		3,727
Ending balance	$8,312		$(1,186)		$7,126
For the three months ended March 31, 2015
Beginning balance	$3,995		$(145)		$3,850
Other comprehensive income (loss) before reclassifications	2,875		(211)		2,664
Amounts reclassified from accumulated other comprehensive income	69	(1)	57	(2)	126
Net current period other comprehensive income (loss)	2,944		(154)		2,790
Ending balance	$6,939		$(299)		$6,640

(1)
Amounts are included in “Net gain (loss) on sales of securities” in the Consolidated Statements of Income within total noninterest income, and were $333 thousand and $(107) thousand for the three months ended March 31, 2016 and 2015, respectively. Income tax expense (benefit) associated with the reclassification adjustments for the three months ended March 31, 2016 and 2015 was $(117) thousand and $38 thousand, respectively, and are included in “Income tax provision” in the Consolidated Statements of Income.

(2)
Amounts are included in “Other brokered funds” in the Consolidated Statements of Income within total interest expense and were $148 thousand and $88 thousand for the three months ended March 31, 2016 and 2015, respectively. Income tax expense associated with the reclassification adjustment for the three months ended ended March 31, 2016 and 2015 was $52 thousand and $31 thousand, respectively, and were included in “Income tax provision” in the Consolidated Statements of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three months ended March 31, 2016 and March 31, 2015 and also analyzes our financial condition as of March 31, 2016 as compared to December 31, 2015. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2015 Annual Report on Form 10-K.
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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and March 31, 2016, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities.  Through our wholly-owned subsidiary bank, Talmer Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

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
Pending Merger
On January 25, 2016, the Company and entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemical Financial Corporation ("Chemical"), a Michigan corporation. The Merger Agreement was approved by the boards of directors of the Company and Chemical, and is subject to shareholder and regulatory approval and other customary closing conditions.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be merged with and into Chemical, with Chemical as the surviving corporation (the “Merger”). After completion of the Merger, Chemical intends to consolidate Talmer Bank with and into Chemical Bank, Chemical's wholly-owned subsidiary bank, with Chemical Bank as the surviving institution (the "Bank Merger").
Subject to the terms and conditions of the Merger Agreement, in the Merger, each of our shareholders will receive 0.4725 shares of Chemical common stock and $1.61 in cash for each share of our common stock owned by the shareholder. Each stock option to purchase shares of our common stock that remains outstanding at the effective time of the Merger will be assumed by Chemical and will be converted into a stock option with respect to Chemical's common stock (excluding certain of our stock options that may be cancelled and cashed out as provided in the Merger Agreement), at the conversion rate set forth in the Merger Agreement. All of our restricted stock awards that are unvested and remain outstanding at the effective time of the Merger will be converted into restricted stock awards of Chemical, on the same terms and conditions as were applicable to our restricted stock awards.
The completion of the merger is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both Chemical's and the Company's shareholders.
Financial Overview
As of March 31, 2016, our total assets were $6.7 billion, our net total loans were $4.9 billion, our total deposits were $5.2 billion and our total shareholder’s equity was $748.7 million.

As of March 31, 2016, we had $4.9 billion in total loans, compared to $4.8 billion at December 31, 2015.  Approximately 73.0% of our total loans at March 31, 2016 were generated through non-acquisition growth, compared to 70.3% of our total loans at December 31, 2015 and 59.1% of our total loans at March 31, 2015.  Of the $4.9 billion in total loans at March 31, 2016, $1.3 billion, or 27.0%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $19.7 million for three months ended March 31, 2016, compared to $9.4 million for the three months ended March 31, 2015.  During the three months ended March 31, 2016 we incurred $2.9 million of transaction and integration related expenses related to the pending merger with Chemical.  Net income for the three months ended March 31, 2015, included $3.3 million of transaction and integration related expenses primarily related to the acquisition of First of Huron Corporation.  We completed the operational integrations of both Talmer West Bank and First of Huron Corp. in February 2015 and we completed the charter consolidation of Talmer West Bank into Talmer Bank in August 2015.

In this report, we refer to our eight completed acquisitions collectively as the “acquisitions.” We refer to our loans acquired in our acquisitions as “acquired loans.”

Economic Overview
Gross Domestic Product (“GDP”) growth in the fourth quarter 2015 increased 1.4% compared to 2.0% growth in the third quarter of 2015 and growth of 2.1% in the fourth quarter of 2014, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce. According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 4.9% as of February 29, 2016, down from 5.0% as of December 31, 2015 and 5.6% as of December 31, 2014.
Total existing home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.8 million units for the rolling twelve months ended January 31, 2016, up 6.9% from the rolling twelve month total of 4.5 million units as of January 31, 2015. Inventory levels were at a 3.9 months’ supply, or 1.6 million units, as of January 31, 2016, compared to a 4.4 months’ supply as of January 31, 2015. New home sales were up to a seasonally adjusted annual rate of 540 thousand units as of January 31, 2016, up 9.1% from 495 thousand as of January 31, 2015. Inventory for new homes increased to a 5.2 months’ supply as of January 31, 2016 versus a 5.1 month supply as of January 31, 2015, while the median sales price of new homes decreased 1.7% to $297 thousand for the same period. Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 5.6% from January 2015 to January 2016. The pace of increasing values has increased from the January 2015 year-over-year increase of 4.5%.
Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 9.9% for the 12 months ending December 31, 2015, compared to the 12 months ending December 31, 2014, with business filings down 8.3% and personal filings down 9.9% for the period. It should be noted that the pace of reduction has slowed, and that business filings in Northern Illinois were up 0.7% and Ohio was up 0.3%.

According to McGraw-Hill Financials compilation of Residential Real Estate Statistics, overall mortgage industry performance saw improvement with prime mortgage delinquency falling to 2.8% as of December 31, 2015 versus 3.3% as of December 31, 2014 and 3.5% as of December 31, 2013, according to the Mortgage Bankers Association. New foreclosures on prime loans were relatively flat at 0.2% as of December 31, 2015, compared to 0.3% as of December 31, 2014, but down from 0.4% as of December 31, 2013. According to S&P Indices, first mortgages in default were also flat at 0.8% as of February 29, 2016, compared to December 31, 2015, and down from 1.0% as of December 31, 2014. The continued improvements are supported by a decrease in the affordability index (the ratio between mortgage payments and average income), which decreased 5.0% to 162.5 as of January 31, 2016 from 171.0 at January 31, 2015. In addition, the overall consumer confidence index, ending January 31, 2016 was at 96.3, up 4.0% from the December 31, 2015 level of 92.6 and up 3.4% from 93.1 as of January 31, 2015. It should be noted however, that the January 31, 2016 index of 96.3 is down 7.2% from the February 28, 2015 index high of 103.8.
According to the Beige Book published by the Federal Reserve Board in March 2016, overall economic activity was improved. The Fourth (Cleveland) Federal Reserve District and the Seventh (Chicago) Federal Reserve District reported modest growth and the twelfth (San Francisco) Federal Reserve District reported moderate growth.
According to the Beige Book published by the Federal Reserve Board in March 2016, the economy in the Cleveland District grew at a modest pace since December 2015. Manufacturing output continued to trend slowly higher on balance. The housing market improved, with higher unit sales and higher prices. Nonresidential contractors reported favorable results for 2015, and they expect these will carry through 2016. Results for the post-holiday shopping period at general merchandise retailers were mixed; auto dealers saw higher unit volume on a year-over-year basis. The demand for credit moved slowly higher. Oil and gas extraction and coal production declined. Freight volume trended lower. Payrolls expanded on balance during the first two months of 2016, especially in the manufacturing, construction, and banking sectors. Reports indicated an ongoing tightening in labor markets. Job churning and wage pressure were most evident in the lower-skilled and service technician segments. Staffing firms reported an increase in the number of job openings and placements, primarily in healthcare and manufacturing. Overall, input and finished-goods prices were steady other than adjustments made for commodity price fluctuations.
According to the Beige Book published by the Federal Reserve Board in March 2016, growth in economic activity in the Chicago District continued to increase at a modest pace in January and February 2016. Consumer and business spending, construction, and real estate activity all rose at modest rates, while manufacturing production grew at a moderate pace. Financial conditions tightened some. The turmoil in financial markets also led business owners to express greater uncertainty and more pessimism about the pace of growth over the next 6 to 12 months. Both price and wage pressures remained subdued. Crop farmers continued to cut capacity after a year of low incomes. Growth in consumer spending remained modest, and the pace of growth slowed some over the reporting period. Sales in the general merchandise, hobby, and jewelry sectors were stronger while sales in the apparel and food and beverage sectors were weaker. Business owners expressed disappointment in the extent to which lower gas prices and improvements in the labor market were translating into sales growth. Growth in business spending remained modest in early 2016. Most retailers indicated that inventories were at comfortable levels, though some auto dealers reported shortages of popular models, and inventories of heavy trucks were higher than desired. Steel service center inventories declined some but remained elevated. Business owners expect steel inventories to return to normal levels sometime in the second quarter of 2016.

According to the Beige Book published by the Federal Reserve Board in March 2016, economic activity in the San Francisco District grew at a moderate pace during the reporting period of January and February 2016. Overall price inflation was minimal, although upward wage pressures increased further. Retail sales expanded moderately, and demand for business services grew modestly. Manufacturing output was flat. On balance, activity in the agriculture sector was flat. Activity in residential and commercial real estate markets expanded further. Lending activity grew at a modest pace. Demand for consumer and business services continued to expand at a modest pace. The tourism industry saw further gains, with hotel profitability picking up further and new restaurants continuing to open in parts of the District.

The economy in the state of Michigan noted slow improvements during the period. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, fell to 4.8% as of February 29, 2016, down from 5.1% as of December 31, 2015 and 6.4% as of December 31, 2014. Other improvements included a 7.5% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014.
As of March 31, 2016, $1.6 billion, or 32.5% of our total loans are to businesses and consumers in the Detroit-Warren-Dearborn metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren- Dearborn MSA, as indicated by the U.S. Bureau of Labor Statistics, was flat at 5.4% as of February 29, 2016, from 5.4% as of December 31, 2015, but down from 6.5% at

December 31, 2014. The Detroit MSA showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 7.1% for the rolling twelve months ending January 31, 2016 from 2.9% for the 12 months ending January 31, 2015. As of March 31, 2016, approximately $65.4 million, or less than two percent, of our loan portfolio were loans to borrowers located in the city of Detroit.
The Ohio economy also showed mixed signs of recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics, was up slightly at 4.9% as of February 29, 2016, compared to 4.8% as of December 31, 2015, but down from 5.1% as of December 31, 2014. The Cleveland MSA showed unemployment of 5.7% as of February 29, 2016, up from 4.0% as of December 31, 2015 and from 5.2% as of December 31, 2014. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 6.2% during the 12 months ending December 31, 2015 when compared to the 12 months ending December 31, 2014. However, new business bankruptcies increased 0.3% during the same period. The Case-Shiller index for the Cleveland market indicates housing prices were up 2.9% for the twelve month period ending January 31, 2016, versus 1.6% increase for the 12 months ending January 31, 2015.
The Illinois economy also showed mixed signs of recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics, was up at 6.4% as of February 29, 2016, compared to 6.1% as of December 31, 2015 and 6.2% as of December 31, 2014. Unemployment in the Chicago MSA increased to 6.8% as of February 29, 2016, compared to 5.7% as of both December 31, 2015 and December 31, 2014. Bankruptcies in the Northern Illinois region were down 6.1% for the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014. However, business filings were up 0.7% for the same period. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 1.9% for the twelve-month period ending January 31, 2016, compared to 2.5% increase for the 12 months ending January 31, 2015.
The Indiana economy continued to who signs of recovery. According to the U.S. Bureau of Labor Statistics, the unemployment rate was up slightly at 4.7% as of February 29, 2016, compared to 4.6% as of December 31, 2015, but down from 5.9% as of December 31, 2014. Unemployment in the Elkhart MSA was up at 4.2% as of February 29, 2016 compared to 3.6% as of December 31, 2015, but down from 5.1% as of December 31, 2014. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending December 31, 2015 was down 7.1% compared to the 12 months ending December 31, 2014. Indiana real estate values have improved according to statistics from Zillow with prices increasing 3.2% for the twelve months ending January 31, 2016.
The Nevada economy also showed signs of gradual recovery. Unemployment, as indicated by the U.S. Bureau of Labor Statistics,was down at 5.9% as of February 29, 2016 compared to 6.3% as of December 31, 2015 and down from 7.0% as of December 31, 2014. This is Nevada’s lowest rate since March 2008. Unemployment in the Las Vegas MSA was also down at its lowest rate since 2008 at 5.6% as of February 29, 2016 versus 6.2% as of December 31, 2015, and 7.0% as of December 31, 2014. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 16.0% for the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas market were up 5.9% for the 12 months ending January 31, 2016, unchanged from increase in the 12 months ending January 31, 2015.
Summary of Acquisition Accounting

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
At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories: (1) specifically reviewed loans - loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans - loans where the future cash flows for each loan are estimated using an automated cash flow calculation model. For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value. For our acquisitions of First Banking Center and Peoples State Bank approximately 60% of the acquired loan portfolios were specifically reviewed for each of these acquisitions. For our acquisitions of CF Bancorp and Talmer West Bank approximately 50% of the acquired loan portfolio was specifically reviewed. For our acquisitions of First of Huron Corp. and First Place Bank approximately 35% and 30% of the acquired loan portfolio was specifically reviewed, respectively.

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
Acquired loans that are paid in full or are otherwise settled results in accelerated recognition of any remaining loan discount through “Accelerated discount on acquired loans” in our consolidated statements of income in the period. If such loans were covered loans, any remaining FDIC indemnification asset no longer expected to be received was also written off through “Accelerated discount on acquired loans” in our consolidated statements of income in the corresponding period.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, the most significant of which are described in Note 1, “Summary of Significant Accounting Policies,” in our 2015 Annual Report on 10-K. These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations. Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations. The most critical of these significant accounting policies are the policies related to the allowance for loan losses, fair valuation methodologies, purchased loans, and income taxes. These policies were reviewed with the Audit Committee of the Board of Directors and are discussed more fully on pages 56 through 59 in our 2015 Annual Report on Form 10-K. As of the date of this report, we did not believe there were any material changes in the nature of categories of the critical accounting policies or estimates and assumptions from those discussed in our 2015 Annual Report on Form 10-K.

Financial Results

We had net income for the three months ended March 31, 2016 of $19.7 million, or $0.28 per average diluted share, compared to $9.4 million, or $0.12 per average diluted share, for the same period ended March 31, 2015. The increase in net income of $10.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily reflects a decrease in noninterest expense of $8.3 million and an increase in net interest income of $5.1 million, partially offset by a decrease in noninterest income of $7.8 million.
Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three months ended March 31, 2016 and 2015. The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three months ended March 31, 2016 and 2015.
We had net interest income of $56.1 million for the three months ended March 31, 2016, an increase of $5.1 million from $51.0 million for the same period in 2015. The increase in net interest income in the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to a decrease of $9.3 million in negative accretion on the FDIC indemnification asset, partially offset by a decrease of $3.6 million in interest and fees on loans. The decrease in negative accretion on the FDIC indemnification asset was due to the early termination of our FDIC loss share agreements resulting in no further negative accretion beginning in the fourth quarter of 2015. The decrease in interest and fees on loans is primarily due to the run-off of acquired, higher-yielding loans. Our net interest margin (FTE) for the three months ended March 31, 2016 decreased 7 basis points to 3.73% from 3.80% for the comparable period in 2015. The decrease in net interest margin was primarily due to the decline in the benefit provided by our higher yielding acquired loans as the balances continue to run-off, partially offset by the elimination of negative accretion on the FDIC indemnification asset.
Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the three months ended March 31, 2016 and 2015, the yield on total loans was 4.66% and 5.49%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.06% and 4.59%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the contractual coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The decline in our loan total loan yield excluding the excess accretable yield was driven by the run-off of higher yielding acquired loans being replaced with new loans with lower, current market-competitive rates.
Prior to our early termination of the FDIC loss share agreements in the fourth quarter of 2015, our net interest margin was also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations continuously resulted in improvements in overall expected cash flows on FDIC covered loans, our expected payments from the FDIC under our loss share agreements declined, resulting in a negative yield on the FDIC indemnification asset, which partially offset the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 60.03% for the three months ended March 31, 2015. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by four basis points for the three months ended March 31, 2015.
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest-earning balances	$143,092	$184	0.52%	$156,828	$86	0.22%
Federal funds sold and other short-term investments	186,516	468	1.01	97,419	165	0.69
Investment securities (3):
Taxable	606,907	3,240	2.15	494,079	2,323	1.91
Tax-exempt	283,325	1,991	3.71	236,469	1,615	3.69
Federal Home Loan Bank stock	29,621	312	4.24	20,681	245	4.81
Gross loans (4)	4,864,600	56,360	4.66	4,430,342	59,938	5.49
FDIC indemnification asset	—	—	—	62,485	(9,250)	(60.03)
Total earning assets	6,114,061	62,555	4.16%	5,498,303	55,122	4.11%
Non-earning assets:
Cash and due from banks	87,674			91,194
Allowance for loan losses	(54,878)			(53,268)
Premises and equipment	43,262			48,376
Core deposit intangible	12,519			14,201
Goodwill	3,524			2,075
Other real estate owned and repossessed assets	27,268			48,562
Loan servicing rights	56,202			60,185
FDIC receivable	—			5,473
Company-owned life insurance	107,627			100,923
Other non-earning assets	242,344			234,697
Total assets	$6,639,603			$6,050,721
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$854,954	$401	0.19%	$772,181	$290	0.15%
Money market and savings deposits	1,294,281	667	0.21	1,211,958	471	0.16
Time deposits	1,609,640	3,114	0.78	1,264,103	1,827	0.59
Other brokered funds	296,551	618	0.84	589,239	623	0.43
Short-term borrowings	345,929	657	0.76	49,839	79	0.65
Long-term debt	417,212	1,000	0.96	402,023	800	0.81
Total interest-bearing liabilities	4,818,567	6,457	0.54%	4,289,343	4,090	0.39%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	1,026,597			921,359
FDIC clawback liability	—			27,107
Other liabilities	58,060			53,547
Shareholders’ equity	736,379			759,365
Total liabilities and shareholders’ equity	$6,639,603			$6,050,721
Net interest income		$56,098			$51,032
Interest spread			3.62%			3.72%
Net interest margin as a percentage of interest earning assets			3.69%			3.76%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis			3.73%			3.80%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $619 thousand and $534 thousand on tax-exempt securities for the three months ended March 31, 2016 and 2015, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Includes nonaccrual loans.

Rate-Volume Analysis

The table below presents the effect of volume and rate changes on interest income and expense.  Changes in volume are changes in the average balance multiplied by the previous year’s average rate.  Changes in rate are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended March 31, 2016 vs. 2015
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest-earning assets
Interest-earning balances	$106	$(8)	$98
Federal funds sold and other short-term investments	104	199	303
Investment securities:
Taxable	341	576	917
Tax-exempt	48	328	376
FHLB stock	(30)	97	67
Gross loans	(9,111)	5,533	(3,578)
FDIC indemnification asset (1)	—	9,250	9,250
Total interest income	(8,542)	15,975	7,433
Interest-bearing liabilities
Interest-bearing demand deposits	78	33	111
Money market and savings deposits	162	34	196
Time deposits	712	575	1,287
Other brokered funds	406	(411)	(5)
Short-term borrowings	19	559	578
Long-term debt	169	31	200
Total interest expense	1,546	821	2,367
Change in net interest income	$(10,088)	$15,154	$5,066
(1) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreements and, therefore eliminating the remaining balance on our FDIC indemnification asset and any further negative accretion on such asset.
Provision (Benefit) for Loan Losses

We establish an allowance for loan losses through a provision (benefit) for loan losses charged as an expense in our Consolidated Statements of Income.  Management reviews our loan portfolio, consisting of originated loans and purchased loans, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

We did not record an allowance for loan losses at acquisition for acquired loans as these loans were recorded at fair value, based on a discounted cash flow methodology, at the date of each respective acquisition.  We re-estimate expected cash flows on a quarterly basis for all purchased credit impaired loans.  We record a provision for loan losses during the period for any decline in expected cash flows on such loans. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

The provision for credit losses on off balance sheet items, a component of “other expense” in our Consolidated Statements of Income, reflects management’s assessment of the adequacy of the allowance for credit losses on lending-related commitments.

For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

 The net benefit for loan losses was $1.1 million for the three months ended March 31, 2016, compared to a net provision for loan losses of $2.0 million for the three months ended March 31, 2015. The allowance for loan losses was $52.4 million, or 1.06% of total loans at March 31, 2016, compared to $54.0 million, or 1.12% of total loans at December 31, 2015. The net benefit for loan losses on total loans for the three months ended March 31, 2016 primarily reflects impairment relief recorded as a result of our re-estimation of cash flows for purchased credit impaired loans, credit recoveries on acquired loans that were paid off, payments received on loans previously carrying an allowance for loan loss, partially offset by additional provisions for organic loan growth. The $2.0 million provision for loan losses for the three months ended March 31, 2015 primarily reflects impairment recorded as a result of our re-estimation of cash flows for purchased credit impaired loans, an increase in provisions for impaired loans individually evaluated and additional provisions for loan growth outside of the First of Huron Corp. acquisition. The decrease in the allowance for loan losses in the three months ended March 31, 2016 was primarily due to credit recoveries on acquired loans that were paid off, payments received on loans previously carrying an allowance for loan loss, reductions in the percentage of nonperforming loans to total loans, and to a lesser extent, increases in collateral and cash flow expectations on loans individually evaluated for impairment.

We recorded a net impairment relief related to re-estimations of cash flows on purchased credit impaired loans of $963 thousand for the three months ended March 31, 2016 and impairment of $2.7 million for the three months ended March 31, 2015. Because we acquired First of Huron Corp. on February 6, 2015, we did not perform a re-estimation of the purchased credit impaired loans acquired in the first quarter of 2015. The re-estimations also resulted in improvements in gross cash flow expectations on purchased credit impaired loans of $15.7 million and $29.4 million for the three months ended March 31, 2016 and 2015, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related purchased credit impaired loan.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Noninterest income
Deposit fee income	$2,397	$2,320
Mortgage banking and other loan fees:
Changes in loan servicing rights fair value due to valuation inputs or assumptions (1)	(6,625)	(4,084)
Other	2,745	2,823
Total mortgage banking and other loans fees	(3,880)	(1,261)
Net gain on sales of loans	5,238	8,618
Accelerated discount on acquired loans	5,052	8,198
Net gain (loss) on sales of securities	333	(107)
Company-owned life insurance	750	740
FDIC loss share income (2)	—	(1,068)
Other income	3,734	3,990
Total noninterest income	$13,624	$21,430
(1) Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.
(2) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreementsand, therefore eliminating any further loss share income.

Noninterest income decreased $7.8 million to $13.6 million for the three months ended March 31, 2016, from the same period of 2015. The decrease in noninterest income for the three months ended March 31, 2016, compared to 2015, was primarily due to decreases in net gain on sales of loans of $3.4 million, accelerated discount on acquired loans of $3.1 million and mortgage banking and other loan fees of $2.6 million. The decrease in net gain on sales of loans reflects the reduced levels of residential mortgage loans originated for sale. The decrease in accelerated discount on acquired loans is primarily due to a decrease in cash payments received outside of expected terms. The decrease in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds which decreased earnings by $6.6 million in the three months ended March 31, 2016, compared to a decrease of $4.1 million for the same period in 2015. Changes in the fair value of loan servicing rights due to reductions in servicing rights from loans paid off during the period were a detriment to earnings of $1.8 million for the three months ended March 31, 2016 and $2.3 million for the same period in 2015.

Noninterest Expenses

The following table presents noninterest expenses for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Noninterest expense
Salary and employee benefits	$25,813	$29,212
Occupancy and equipment expense	6,007	7,666
Data processing fees	1,743	1,854
Professional service fees	3,290	3,543
Merger and acquisition expense	2,874	1,412
Marketing expense	1,529	1,095
Other employee expense	808	934
Insurance expense	1,550	1,530
FDIC loss share expense (1)	—	949
Other expense	4,656	8,400
Total noninterest expense	$48,270	$56,595
(1) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreements and, therefore eliminating any further loss share expense.

Noninterest expenses decreased $8.3 million to $48.3 million for the three months ended March 31, 2016, compared to the same period in 2015. The decrease in noninterest expense was primarily due to decreases of $3.4 million in salary and employee benefits expense, $1.7 million in occupancy and equipment expense and other declines in operating expenses, partially offset by an increase of $1.5 million in merger and acquisition expense. The decreases in salary and employee benefits and in occupancy and equipment expense were primarily due to the rationalization of staff levels and consolidation of branches following the operational integrations of both Talmer West Bank and First of Huron Corp. in February 2015 and the charter consolidation of Talmer West Bank into Talmer Bank in August 2015.

We had transaction and integration related expenses of $2.9 million for the three months ended March 31, 2016 related to our pending merger with Chemical. We had transaction and integration related expenses of $3.3 million for the three months ended March 31, 2015, which included anticipated and paid severance payments for reductions in the work force following the acquisition and integration of First of Huron Corp., the operational integration of Talmer West Bank, system conversion expenses and merger and acquisition expense.

Our transaction and integration related expenses for the three months ended March 31, 2016 and 2015 are detailed in the tables below.

	For the three months ended March 31, 2016
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$25,813	$—	$25,813
Occupancy and equipment expense	6,007	—	6,007
Data processing fees	1,743	—	1,743
Professional service fees	3,290	—	3,290
Merger and acquisition expense	2,874	2,874	—
Marketing expense	1,529	—	1,529
Other employee expense	808	—	808
Insurance expense	1,550	—	1,550
Other expense	4,656	—	4,656
Total noninterest expense	$48,270	$2,874	$45,396

	For the three months ended March 31, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$29,212	$972	$28,240
Occupancy and equipment expense	7,666	—	7,666
Data processing fees	1,854	875	979
Professional service fees	3,543	88	3,455
FDIC loss share expense	949	—	949
Merger and acquisition expense	1,412	1,412	—
Marketing expense	1,095	—	1,095
Other employee expense	934	—	934
Insurance expense	1,530	—	1,530
Other expense	8,400	—	8,400
Total noninterest expense	$56,595	$3,347	$53,248

The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our efficiency ratio was 69.2% for the three months ended March 31, 2016, compared to 78.1% for the three months ended March 31, 2015. Our core operating efficiency ratio, a non-GAAP financial measure, improved to 59.5% for the three months ended March 31, 2016, compared to 71.1% for the three months ended March 31, 2015. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including the fair value adjustment to our loan servicing rights, transaction and integration related costs and FDIC loss sharing income. Please see the section entitled "Reconciliation of Non-GAAP Financial Measure" for a discussion of the limitations of our core operating efficiency and a reconciliation of this non-GAAP financial measure to the most comparable GAAP measure.

Income Taxes and Tax-Related Items

We recognized income tax expense of $2.9 million on $22.6 million of pre-tax income for the three months ended March 31, 2016, resulting in an effective tax rate of 12.8%, compared to income tax expense of $4.4 million on $13.9 million of pre-tax income for the three months ended March 31, 2015, resulting in an effective tax rate of 32.0%. The lower effective tax rate for the three months ended March 31, 2016 was primarily due to the finalization of a settlement with the Internal Revenue Service regarding First Place Financial Corp.'s deduction of bad debt expense incurred prior to our acquisition of First Place Bank resulting in a tax benefit of $4.3 million. Talmer Bank, as successor to First Place Bank, was granted court approval to act as substitute agent for the First Place Financial Corp.'s consolidated group for the purposes of amending various returns, which ultimately favorably impacted the tax filings of Talmer Bank.
Financial Condition

Balance Sheet

Total assets were $6.7 billion at March 31, 2016, an increase of $117.8 million compared to $6.6 billion at December 31, 2015. The increase in total assets of $117.8 million was primarily due to increases of $118.6 million in net total loans and $55.8 million in securities available-for-sale. These increases were partially offset by decreases in loans held for sale of $33.2 million and cash and cash equivalents of $23.5 million. The increase in net total loans was primarily driven by growth in residential real estate and commercial real estate lending. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs.
Total liabilities were $6.0 billion at March 31, 2016, compared to $5.9 billion at December 31, 2015. The $94.3 million increase in liabilities for the three months ended March 31, 2016, was primarily due to increases in total deposits of $138.2 million and other liabilities of $35.2 million, partially offset by decreases in long-term debt of $64.6 million and short-term borrowings of $14.5 million. The $138.2 million growth in total deposits includes growth in time deposits of $109.2 million, interest-bearing demand deposits of $46.6 million and noninterest-bearing demand deposits of $29.5 million. These increases were partially offset by declines in money market and savings deposits of $40.4 million and other brokered funds of $6.7 million. The strong growth in core deposit balances reflects management’s drive to increase core deposit growth achieved through deposit initiative programs. The decreases in both short-term borrowings and long-term debt are primarily due to repayments of Federal Home Loan Bank advances.
Total shareholders’ equity at March 31, 2016 was $748.7 million, an increase of $23.5 million compared to $725.2 million at December 31, 2015. The increase was primarily the result of our net income for the three months ended March 31, 2016 of $19.7 million.

Loans

Our loan portfolio represents a broad range of borrowers primarily in our Michigan, Ohio, Illinois, Indiana, Wisconsin and Nevada markets, comprised of residential real estate, commercial real estate, commercial and industrial, real estate construction and consumer financing loans.

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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of March 31, 2016, we do not have any significant concentrations to any one particular industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Dearborn metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $1.6 billion, or approximately 32.5% of total loans, at March 31, 2016.
The following tables detail our loan portfolio by loan type and geographic location as of March 31, 2016 and December 31, 2015. Geographic location is primarily determined by the domicile of the borrower and branch of origination, and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Maryland	New Mexico	Other	Total
March 31, 2016
Commercial real estate (1)(2)	$892,958	$314,803	$167,403	$43,871	$41,839	$49,486	$4,658	$3,101	$98,682	$1,616,801
Residential real estate (3)(4)	787,418	477,494	46,430	94,174	29,093	10,647	35,674	43	123,967	1,604,940
Commercial and industrial (5)	440,004	193,334	189,103	28,170	26,254	14,031	3,275	293	384,938	1,279,402
Real estate construction	133,020	60,161	18,117	1,821	10,726	2,196	184	407	8,375	235,007
Consumer	18,945	3,775	3,352	2,342	932	2,571	6,054	296	149,319	187,586
Total loans	$2,272,345	$1,049,567	$424,405	$170,378	$108,844	$78,931	$49,845	$4,140	$765,281	$4,923,736
______________________________________________________________________________

(1)
Commercial real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $631.4 million. The Detroit-Warren-Dearborn MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Commercial real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $176.3 million.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $578.9 million.

(4)	Residential real estate loans to borrowers in the Cleveland MSA totaled $112.6 million.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $281.2 million.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Maryland	New Mexico	Other	Total
December 31, 2015
Commercial real estate (1)(2)	$859,483	$280,605	$157,979	$46,452	$44,365	$55,933	$4,685	$3,057	$115,538	$1,568,097
Residential real estate (3)(4)	743,817	470,892	46,208	91,559	31,046	10,594	37,551	42	116,090	1,547,799
Commercial and industrial (5)	423,212	196,839	192,360	27,587	26,959	14,665	3,318	381	372,085	1,257,406
Real estate construction	136,685	59,545	16,787	7,164	11,353	2,358	185	395	7,131	241,603
Consumer	17,024	4,117	3,605	2,588	1,011	2,751	6,761	307	153,631	191,795
Total loans	$2,180,221	$1,011,998	$416,939	$175,350	$114,734	$86,301	$52,500	$4,182	$764,475	$4,806,700
______________________________________________________________________________

(1)
Commercial real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $595.3 million. The Detroit-Warren-Dearborn MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Commercial real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $156.5 million.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $532.0 million.

(4)	Residential real estate loans to borrowers in the Cleveland MSA totaled $114.5 million.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $269.3 million.

The following table details our loan portfolio by loan type for the periods presented.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate
Non-owner occupied	$1,056,937	$1,039,305
Owner-occupied	534,903	503,814
Farmland	24,961	24,978
Total commercial real estate	1,616,801	1,568,097
Residential real estate	1,604,940	1,547,799
Commercial and industrial	1,279,402	1,257,406
Real estate construction	235,007	241,603
Consumer	187,586	191,795
Total loans	$4,923,736	$4,806,700

Total loans were $4.9 billion at March 31, 2016, an increase of $117.0 million from December 31, 2015. The increase in total loans of $117.0 million resulted from increases in residential real estate loans of $57.1 million, commercial real estate loans of $48.7 million and commercial and industrial loans of $22.0 million, partially offset by decreases in real estate construction loans of $6.6 million and consumer loans of $4.2 million.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of March 31, 2016.

Residential real estate loans totaled $1.6 billion at March 31, 2016, of which $16.9 million were on nonaccrual status. Included in residential real estate loans are $199.5 million of home equity loans and lines of credit of which $76.8 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of March 31, 2016. Also included in residential real estate loans are $293.8 million of jumbo adjustable rate mortgages and $9.2 million of loans with balloon payment terms, of which $470 thousand were on nonaccrual status as of March 31, 2016.
Real estate construction loans totaled $235.0 million at March 31, 2016, of which $232 thousand were on nonaccrual status. Included in real estate construction loans are $24.4 million of jumbo adjustable rate mortgages and $1.6 million of loans with balloon payment terms, of which $167 thousand were on nonaccrual status as of March 31, 2016.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
March 31, 2016
Loans:
Commercial real estate	$239,284	$937,738	$439,779	$1,616,801
Residential real estate	53,255	176,597	1,375,088	1,604,940
Commercial and industrial	324,142	800,326	154,934	1,279,402
Real estate construction	75,448	79,081	80,478	235,007
Consumer	3,252	82,554	101,780	187,586
Total loans	$695,381	$2,076,296	$2,152,059	$4,923,736
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,319,838	919,996
Floating interest rates		756,458	1,232,063
Total		$2,076,296	$2,152,059

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2015
Loans:
Commercial real estate	$227,709	$932,991	$407,397	$1,568,097
Residential real estate	55,876	186,409	1,305,514	1,547,799
Commercial and industrial	307,476	763,476	186,454	1,257,406
Real estate construction	77,434	69,485	94,684	241,603
Consumer	2,749	87,104	101,942	191,795
Total loans	$671,244	$2,039,465	$2,095,991	$4,806,700
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,359,329	931,350
Floating interest rates		680,136	1,164,641
Total		$2,039,465	$2,095,991

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

Purchased Loans

We maintain an allowance for loan losses on purchased loans based on credit deterioration subsequent to the acquisition date.  In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  For purchased credit impaired loans, accounted for under FASB Topic ASC 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and troubled debt restructurings previously individually accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as a provision for loan losses. Impairment on purchased credit impaired loans is measured as the excess of the recorded investment in the loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan.  For any increases in cash flows expected to be collected on such loans, we first reverse only previously recorded allowance for loan losses, then adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  These quarterly cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

For purchased non-credit impaired loans acquired in our acquisitions of First Place Bank and Talmer West Bank that are accounted for under ASC 310-20, the historical loss estimates are based on the historical losses experienced by First Place Bank or Talmer West Bank, as applicable, or Talmer Bank, following each respective bank's merger with Talmer Bank, for loans with similar characteristics as those acquired other than purchased credit impaired loans.  We record an allowance for loan losses only when the calculated amount exceeds the estimated credit mark at acquisition that was established for the similar period covered in the allowance for loan loss calculation. For all other purchased loans accounted for under ASC 310-20 or under ASC 310-40, the allowance is calculated in accordance with the methods used to calculate the allowance for loan losses for originated loans, discussed below.

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

Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools with similar characteristics. The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. As our operating history is limited and we are growing rapidly, the historical loss estimates for loans are based on a combination of actual historical loss experienced by our peer banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. These estimates are established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Illinois and Nevada, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. Given our limited operating history, the estimate of losses for single family residential and consumer loans which are not individually evaluated is also based on a combination of historical loss rates experienced in the respective loan classes by our peer banks in Michigan, Ohio, Illinois and Nevada and our own historical losses. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following tables present, by loan type, the changes in the allowance for loan losses on loans for the periods presented.

Analysis of the Allowance for Loan Losses — Loans accounted for under ASC 310-30

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$22,266	$32,732
Transfer to loans not accounted for under ASC 310-30 (1)	(392)	(78)
Loan charge-offs:
Commercial real estate	(1,764)	(4,271)
Residential real estate	(735)	(1,564)
Commercial and industrial	(734)	(678)
Real estate construction	(73)	(531)
Consumer	(6)	(195)
Total loan charge-offs	(3,312)	(7,239)
Recoveries of loans previously charged-off:
Commercial real estate	426	3,571
Residential real estate	1,612	248
Commercial and industrial	385	365
Real estate construction	68	502
Consumer	19	39
Total loan recoveries	2,510	4,725
Net (charge-offs) recoveries	(802)	(2,514)
Benefit for loan losses	(3,223)	(1,080)
Balance at end of period	$17,849	$29,060
Allowance for loan losses as a percentage of total ASC 310-30 loans at period end	3.37%	3.96%

(1) Primarily due to loans restructured that qualify as TDRs.

Analysis of the Allowance for Loan Losses — Loans excluded from ASC 310-30 accounting

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$31,687	$22,440
Transfer in (1)	392	78
Loan charge-offs:
Commercial real estate	(410)	(1,158)
Residential real estate	(555)	(897)
Commercial and industrial	(244)	(1,406)
Real estate construction	(27)	(12)
Consumer	(504)	(286)
Total loan charge-offs	(1,740)	(3,759)
Recoveries of loans previously charged-off:
Commercial real estate	964	673
Residential real estate	632	387
Commercial and industrial	218	382
Real estate construction	199	32
Consumer	65	99
Total loan recoveries	2,078	1,573
Net (charge-offs) recoveries	338	(2,186)
Provision for loan losses	2,112	3,073
Balance at end of period	$34,529	$23,405
Allowance for loan losses as a percentage of total loans excluded from ASC 310-30 accounting at period end	0.79%	0.63%

(1) Primarily due to loans restructured that qualify as TDRs.

Our total allowance for loan losses was $52.4 million, or 1.06% of total loans, at March 31, 2016, compared to $54.0 million, or 1.12% of total loans, at December 31, 2015. The $1.6 million decrease in the allowance for loan losses during the three months ended March 31, 2016 was primarily due to credit recoveries on acquired loans that were paid off, payments received on loans previously carrying an allowance for loan loss, continued reductions in the percentage of nonperforming loans to total loans, and to a lesser extent, increases in collateral and cash flow expectations on loans individually evaluated for impairment, partially offset by the impact of organic loan growth.

The following tables present, by loan type, the allocation of the allowance for loan losses on loans for the periods presented.
 Allocation of the Allowance for Loan Losses

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
March 31, 2016
Balance at end of period applicable to:
Commercial real estate	$8,352	3.61%	43.7%	$9,552	0.69%	31.5%
Residential real estate	7,253	2.81	48.6	6,289	0.47	30.7
Commercial and industrial	1,078	4.85	4.2	16,502	1.31	28.6
Real estate construction	1,065	11.47	1.8	1,210	0.54	5.1
Consumer	101	1.13	1.7	976	0.55	4.1
Total loans	$17,849	3.37%	100.0%	$34,529	0.79%	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$11,030	4.40%	44.0%	$8,388	0.64%	31.1%
Residential real estate	7,947	2.90	48.1	6,485	0.51	30.1
Commercial and industrial	1,487	6.01	4.3	14,831	1.20	29.1
Real estate construction	1,678	15.56	1.9	1,021	0.44	5.4
Consumer	124	1.32	1.7	962	0.53	4.3
Total loans	$22,266	3.91%	100.0%	$31,687	0.75%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonperforming troubled debt restructurings
Commercial real estate	$5,763	$7,485
Residential real estate	4,548	5,485
Commercial and industrial	3,900	1,167
Real estate construction	175	187
Consumer	103	127
Total nonperforming troubled debt restructurings	14,489	14,451
Nonaccrual loans other than nonperforming troubled debt restructurings
Commercial real estate	$9,499	$9,313
Residential real estate	12,391	12,905
Commercial and industrial	16,606	20,501
Real estate construction	57	226
Consumer	57	79
Total nonaccrual loans other than nonperforming troubled debt restructurings	38,610	43,024
Total nonaccrual loans	53,099	57,475
Other real estate and repossessed assets (1)	26,434	28,157
Total nonperforming assets	79,533	85,632
Performing troubled debt restructurings
Commercial real estate	16,350	15,340
Residential real estate	7,240	5,749
Commercial and industrial	3,777	3,438
Real estate construction	420	420
Consumer	250	242
Total performing troubled debt restructurings	28,037	25,189
Total impaired assets	$107,570	$110,821
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$384	$297

(1)	Excludes closed branches and operating facilities.

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

Purchased credit impaired loans accounted for under ASC 310-30 are classified as performing, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the quarterly re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments.

Total nonperforming assets were $79.5 million as of March 31, 2016, compared to $85.6 million as of December 31, 2015.

Investment Securities

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$69,951	$60,022
Obligations of state and political subdivisions:
Taxable	1,362	1,321
Tax exempt	304,331	287,208
Small Business Administration (SBA) Pools	26,729	27,925
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,692	309,306
Privately issued	97,451	89,450
Privately issued commercial mortgage backed securities	22,384	13,705
Corporate debt securities:
Senior debt	84,774	71,365
Subordinated debt	29,869	30,468
Total securities available-for-sale	$946,543	$890,770
Securities held-to-maturity (1)	1,678	1,678
Total investment securities	$948,221	$892,448

(1)	Included within “Other assets” in the Consolidated Balance Sheet.

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and merger-related expenses while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At March 31, 2016, total investment securities were $948.2 million, or 14.1% of total assets, compared to $892.4 million, or 13.5% of total assets, at December 31, 2015. The increase from December 31, 2015 to March 31, 2016, primarily reflected increases in a diverse mix of tax exempt obligations of state and political subdivisions, corporate debt securities, U.S. government sponsored agency obligations, privately issued commercial mortgage backed securities and privately issued residential mortgage-backed securities reflecting management's decision to invest liquid assets while retaining accessibility to the funds for potential liquidity needs. Securities with a carrying value of $421.0 million and $390.5 million were pledged at March 31, 2016 and December 31, 2015, respectively, to secure borrowings and deposits.

 The following tables show maturities and yields for the investment securities portfolio at March 31, 2016 and December 31, 2015.

	Maturity as of March 31, 2016
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$24,864	1.65%	$44,534	1.86%	$—	—%
Obligations of state and political subdivisions:
Taxable	—	—	318	6.19	1,000	3.27	—	—
Tax exempt (2)	2,575	4.39	43,375	3.87	133,283	4.08	117,865	4.32
SBA Pools (3) (4)	—	—	1,303	1.70	24,983	1.11	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	907	1.80	263,212	2.37	40,689	2.58	—	—
Privately issued (1)	—	—	97,468	2.67	—	—	—	—
Commercial mortgage-backed securities (3)	17,408	2.07	5,057	2.19	—	—	—	—
Corporate debt securities (5)	3,014	1.61	70,023	2.10	29,903	4.21	11,975	2.68
Total securities available-for-sale	23,904	2.25	505,620	2.48	274,392	3.24	129,840	4.17
Securities held-to-maturity	—	—	1,678	—	—	—	—	—
Total investment securities	$23,904	2.25%	$507,298	2.47%	$274,392	3.24%	$129,840	4.17%

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency mortgage-backed securities. $35.0 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket by 88 basis points, or resulting in average yield of 2.74%.

(2)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)	Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current March 31, 2016 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $8.2 million and $12.0 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current March 31, 2016 indexed coupon rates are assumed to remain constant until maturity.

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

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency mortgage-backed securities. $20.0 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket by 98 basis points, or resulting in an average yield of 2.97%.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our Consolidated Balance Sheets. As of March 31, 2016, we serviced loans for others with an aggregate outstanding principal balance of $5.8 billion.
Total loan servicing rights were $51.3 million as of March 31, 2016, compared to $58.1 million as of December 31, 2015. The $6.8 million decrease was due to a $8.5 million decline in the fair value of loan servicing rights from December 31, 2015 to March 31, 2016 due to a combination of changes in market interest rates and reduced fair value due to loans paid off, partially offset by $1.7 million of loan servicing rights added to the portfolio. Management has made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future.
Deposits

(Dollars in thousands)	March 31, 2016	December 31, 2015
Noninterest-bearing demand deposits	$1,040,950	$1,011,414
Interest-bearing demand deposits	896,179	849,599
Money market and savings deposits	1,274,534	1,314,909
Time deposits	1,719,111	1,609,895
Other brokered funds	222,024	228,764
Total deposits	$5,152,798	$5,014,581

Total deposits were $5.2 billion at March 31, 2016 and $5.0 billion at December 31, 2015, representing 86.4% and 85.4% of total liabilities at each period end, respectively. The $138.2 million increase in total deposits includes growth in time deposits of $109.2 million, interest-bearing demand deposits of $46.6 million and noninterest-bearing demand deposits of $29.5 million. These increases were partially offset by declines in money market and savings deposits of $40.4 million and other brokered funds of $6.7 million. Our interest-bearing deposit costs were 48 basis points and 34 basis points for the three months ended March 31, 2016 and 2015, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Maturing in
3 months or less	$351,928	$374,424
3 months to 6 months	305,974	250,006
6 months to 1 year	324,318	326,232
1 year or greater	210,300	138,936
Total	$1,192,520	$1,089,598

Borrowings

(Dollars in thousands)	March 30, 2016	December 31, 2015
Short-term borrowings:
FHLB advances	$275,000	$300,000
Securities sold under agreements to repurchase	21,980	18,998
Holding company line of credit	37,500	30,000
Total short-term borrowings	334,480	348,998
Long-term debt:
FHLB advances (1)	329,639	393,851
Securities sold under agreements to repurchase (2)	54,388	54,800
Subordinated notes related to trust preferred securities (3)	15,449	15,406
Total long-term debt	399,476	464,057
Total short-term borrowings and long-term debt:	$733,956	$813,055

(1)
The March 31, 2016 balance includes advances payable of $325.8 million and purchase accounting premiums of $3.8 million. The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million.

(2)
The March 31, 2016 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.4 million. The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million.

(3)	The March 31, 2016 and December 31, 2015 balances each include subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $4.6 million.

Total short-term borrowings and long-term debt outstanding at March 31, 2016 was $734.0 million, a decrease of $79.1 million from $813.1 million at December 31, 2015. The decrease in total borrowings was primarily due to a decrease of $89.2 million in total FHLB advances.
Total debt was collateralized by $2.0 billion of commercial and mortgage loans, mortgage-backed securities and bonds at March 31, 2016, compared to $2.2 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2015. See the “Contractual Obligations” section of this financial review for maturity information.
Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$725,215	$761,607
Net income	19,683	9,433
Other comprehensive income	3,727	2,790
Stock-based compensation expense	698	351
Issuance of common shares, including tax benefit	2,667	266
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	(19,892)
Cash dividends paid on common stock (1)	(3,320)	(706)
Balance at end of period	$748,670	$753,849

(1) The Company declared common stock cash dividends of $0.05 per share and $0.01 per share for the three months ended March 31, 2016 and 2015, respectively.

On February 17, 2015, we repurchased an aggregate of 2,529,416 warrants to repurchase shares of our Class A common stock issued to WLR Recovery Fund IV, L.P. and WLR IV Parallel ESC, L.P. (the “WL Ross Funds”). The purchase price for the warrants, determined utilizing the closing price of our stock on the date of repurchase, was $19.9 million and was funded by a draw on our line of credit.
We strive to maintain an adequate capital base to support our activities in a safe and sound manner while at the same time attempting to maximize shareholder value. We assess capital adequacy against the risk inherent in our balance sheet, recognizing that unexpected loss is the common denominator of risk and that common equity has the greatest capacity to absorb unexpected loss.
At March 31, 2016, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. During the first quarter of 2015, we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2015. The capital conservation buffer for 2016 is 0.625%. Our capital ratios exceeded the current well capitalized regulatory requirements as follows:

	Well Capitalized Regulatory Requirement	Actual Capital Ratio
March 31, 2016
Total risk-based capital
Consolidated	N/A	13.1%
Talmer Bank and Trust	10.0%	13.7
Common equity tier 1 capital
Consolidated	N/A	12.2
Talmer Bank and Trust	6.5	12.7
Tier 1 risk-based capital
Consolidated	N/A	12.2
Talmer Bank and Trust	8.0	12.7
Tier 1 leverage ratio
Consolidated	N/A	10.3
Talmer Bank and Trust	5.0	10.7
December 31, 2015
Total risk-based capital
Consolidated	N/A	13.0%
Talmer Bank and Trust	10.0%	13.5
Common equity tier 1 capital
Consolidated	N/A	12.0
Talmer Bank and Trust	6.5	12.5
Tier 1 risk-based capital
Consolidated	N/A	12.0
Talmer Bank and Trust	8.0	12.5
Tier 1 leverage ratio
Consolidated	N/A	10.2
Talmer Bank and Trust	5.0	10.5
We declared a cash dividend on our Class A common stock of $0.05 per share on April 27, 2016. The dividend will be paid out on May 25, 2016, to our Class A common shareholders of record as of May 11, 2016.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At March 31, 2016 and December 31, 2015, the allowance for off-balance sheet risk was $856 thousand and $622 thousand, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$663,579	$615,156	$1,278,735	$658,268	$489,102	$1,147,370
Standby letters of credit	61,926	4,002	65,928	61,300	4,801	66,101
Total commitments	$725,505	$619,158	$1,344,663	$719,568	$493,903	$1,213,471

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

The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $12.4 million.

The following table reflects the amount and fair value of our derivatives.

	March 31, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$—	$1,825	$37,000	$105	$397
Total risk management purposes	37,000	—	1,825	37,000	105	397
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	115,533	—	610	105,711	—	38
Interest rate lock commitments	114,546	2,908	—	62,081	1,220	—
Customer-initiated derivatives	417,491	9,761	9,998	354,699	4,143	4,144
Total customer-initiated and mortgage banking activities	647,570	12,669	10,608	522,491	5,363	4,182
Total gross derivatives	$684,570	$12,669	$12,433	$559,491	$5,468	$4,579

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in our Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets” and derivative liabilities are included within “Other liabilities” on our Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $460 thousand at March 31, 2016 and $208 thousand at December 31, 2015.

Note 10, “Derivative Instruments,” to our consolidated financial statements includes additional information about these derivative contracts.

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

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Reserve balance at beginning of period	$1,300	$4,000
Provision	—	(624)
Charge-offs	—	(1,176)
Ending reserve balance	$1,300	$2,200

Reserve balance	March 31, 2016	December 31, 2015
Liability for specific claims	$318	$380
General allowance	982	920
Total reserve balance	$1,300	$1,300

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

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of March 31, 2016, exclusive of purchase accounting premiums.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Time deposits(1)	$1,780,332	$1,372,300	$317,752	$83,942	$6,338
FHLB borrowings	600,850	527,000	62,850	1,000	10,000
Securities sold under agreements to repurchase	71,980	61,980	—	—	10,000
Holding company line of credit	37,500	37,500	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Future minimum lease payments(2)	30,093	6,165	10,385	7,956	5,587
Total	$2,540,755	$2,004,945	$390,987	$92,898	$51,925

(1) At March 31, 2016, the total includes $61.2 million of time deposits included within “Other brokered funds.”
(2) Future minimum lease payments are reduced by $194 thousand related to sublease income to be received in the following periods: $115 thousand (less than one year); $72 thousand (1-3 years); and $7 thousand (3-5 years).

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

At March 31, 2016, we had liquidity on hand of $889.4 million, compared to $887.6 million at December 31, 2015. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Talmer Bank is a member of the FHLB, which provide short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of March 31, 2016, we had $600.8 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2016 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. Talmer Bank also has the ability to borrow from the Federal Reserve Board's discount window, which would be required to be secured by collateral approved by the Federal Reserve Board, to meet short-term liquidity requirements. As of March 31, 2016, Talmer Bank had an unused borrowing capacity of approximately $421 million under the Federal Reserve Board's discount window based upon collateral pledged. In addition, because Talmer Bank is “well capitalized,” it can accept wholesale funding up to approximately $2.1 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of March 31, 2016.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	March 31, 2016	December 31, 2015
Investment securities available-for-sale to total deposits	18.37%	17.76%
Loans (net of unearned income) to total deposits	95.55	95.85
Interest-earning assets to total assets	92.35	92.45
Interest-bearing deposits to total deposits	79.80	79.83

Reconciliation of Non-GAAP Financial Measure

Our efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations, including the fair value adjustment to our loan servicing rights, transaction and integration related costs and FDIC loss share income. Management believes this non-GAAP financial measure provides useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that this non-GAAP financial measures has a number of limitations. As such, your should not view our disclosure of our core efficiency ratio as a substitute for results determined in accordance with GAAP, and our core efficiency ratio is not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of the core efficiency ratio to the efficiency ratio, the most directly comparable GAAP measure.

(Dollars in thousands, except per share data)	For the three months ended March 31,
	2016	2015
Core efficiency ratio:
Net interest income	$56,098	$51,032
Noninterest income	13,624	21,430
Total revenue	69,722	72,462
Less:
Expense due to change in the fair value of loan servicing rights due to valuation inputs or assumptions	(6,625)	(4,084)
FDIC loss share income	—	(1,068)
Total core revenue	$76,347	$77,614

Total noninterest expense	$48,270	$56,595
Less:
Transaction and integration related costs	2,874	1,412
Total core noninterest expense	$45,396	$55,183

Efficiency ratio	69.23%	78.10%
Core efficiency ratio	59.46	71.10

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

Our interest-rate risk position is measured and monitored using net interest income simulation models and an economic value of equity sensitivity analysis that captures both short-term and long-term interest-rate risk exposure. In addition, a periodic Earnings at Risk analysis incorporates the expected change in the value of loan servicing rights and the net interest income simulation results.

Net interest income simulation involves forecasting net interest income under a variety of interest rate scenarios including instantaneous shocks.

The estimated impact on our net interest income as of March 31, 2016 and December 31, 2015, assuming immediate parallel moves in interest rates is presented in the table below.

	March 31, 2016		December 31, 2015
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	1.3%	3.1%	(2.3)%	(1.4)%
+300 basis points	0.8	2.3	(2.0)	(1.2)
+200 basis points	0.6	1.8	(1.5)	(0.8)
+100 basis points	0.4	1.1	(0.8)	(0.3)
-100 basis points	(3.2)	(3.9)	(1.9)	(2.1)
-200 basis points	(6.7)	(8.2)	(5.5)	(6.6)
-300 basis points	(9.1)	(10.7)	(7.7)	(9.0)
-400 basis points	(10.2)	(12.0)	(8.7)	(10.1)

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

The table below presents the change in our economic value of equity as of March 31, 2016 and December 31, 2015 assuming immediate parallel shifts in interest rates.

	March 31, 2016	December 31, 2015
+400 basis points	(22.7)%	(21.6)%
+300 basis points	(16.3)	(16.1)
+200 basis points	(9.9)	(10.4)
+100 basis points	(4.1)	(5.0)
-100 basis points	(2.2)	(0.6)
-200 basis points	(5.2)	(4.7)
-300 basis points	(4.1)	(6.4)
-400 basis points	(3.2)	(5.4)

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of March 31, 2016, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1.  Legal Proceedings.

On February 22, 2016, two complaints were filed in the Circuit Court for Oakland County, Michigan by alleged shareholders of the Company against the Company, the following members of the Company’s Board of Directors: Gary Torgow, David Provost, Gary Collins, Max Berlin, Jennifer Granholm, Paul Hodges III, Ronald Klein, Barbara Mahone, Robert Naftaly, Albert Papa, Thomas Schellenberg, and Arthur Weiss (collectively “individual defendants”), and Chemical Financial Corporation (“Chemical”). These complaints are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to assert claims derivatively on behalf of the Company against the individual defendants, and individually and on behalf of all others similarly situated against the individual defendants and Chemical. The putative class in both complaints consists of all shareholders of the Company who are not related to or affiliated with any defendant. Each of the complaints relate to the Company’s merger agreement with Chemical and allege, among other things, that the directors of the Company breached their fiduciary duties to the Company’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues the Company and includes preclusive deal protection provisions. The City of Livonia Employees’ Retirement System’s complaint also alleges that Chemical aided and abetted the Company’s directors in breaching their duties to the Company’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. The complaints request that the court declare that the defendants have breached their fiduciary duties and have been unjustly enriched, enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Company’s directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. served as a financial advisor for the proposed merger despite an alleged conflict of interest, that the Company’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger.

On March 22, 2016, a putative class action and derivative complaint was filed in the Circuit Court for Oakland County, Michigan by an individual purporting to be a shareholder of the Company, styled Stephen Bushansky v. Gary Torgow et. al. Case No. 2016-152112-CB. The defendants named in this lawsuit were the same as those named in the Lee and City of Livonia complaints. The allegations and relief sought in this action were also substantially similar to the Lee and City of Livonia complaints. On April 14, 2016, the City of Livonia filed a motion to consolidate the three cases pending in state court and appoint the City of Livonia as lead plaintiff. The Bushansky complaint was voluntarily dismissed on April 18, 2016.

Three actions were filed in the United States District Court for the Eastern District of Michigan by alleged shareholders of the Company against the Company, the following members of the Company’s Board of Directors: Gary Torgow, David Provost, Gary Collins, Max Berlin, Jennifer Granholm, Paul Hodges III, Ronald Klein, Barbara Mahone, Robert Naftaly, Albert Papa, Thomas Schellenberg, and Arthur Weiss (collectively “individual defendants”), and Chemical. The first action was filed on April 6, 2016, styled as Matthew Sciabacucchi v. Gary Torgow, et. al., Case No. 1:16-cv-11261-TLL-PTM. This complaint purports to bring an individual claim for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and the individual defendants, and an individual claim for violation of Section 20(a) of the Exchange Act against Chemical and the individual defendants. The second action was filed on April 25, 2016, styled as Kevin Nicholl v. Gary Torgow, et. al., Case No. 1:16-cv-11482-TLL-PTM. This complaint purports to assert claims derivatively on behalf of the Company and individually on behalf of a putative class consisting of all shareholders of the Company who are not related to or affiliated with any defendant. This action alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the individual defendants; violations of Section 20(a) of the Exchange Act against the individual defendants; violations of the individual defendants’ fiduciary duties, asserted both derivatively and on behalf of the class; and a class action claim against Chemical for aiding and abetting. The third action was filed was filed on April 27, 2016, styled as Stephen Bushansky v. Talmer Bancorp, Inc., et. al., Case No. 2:16-cv-11511-AJT-RSW. This is a putative class action complaint, purportedly brought on behalf of all shareholders of the Company who are not related to or affiliated with any defendant. This complaint alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the individual defendants. Each of these three complaints relate to the Company’s merger agreement with Chemical and the Company’s and Chemical’s Registration Statement on Form S-4. The complaints allege, among other things, that the directors of the Company and its Board of Directors approved a transaction pursuant to an allegedly inadequate process that undervalues the Company and includes preclusive deal protection provisions. The complaints also allege that the Registration Statement omits or misrepresents material information about the proposed merger. Each of the complaints requests various forms of remedies, including among other things, that the court enjoin the merger from being consummated, rescind the merger agreement to the extent it has already been implemented, declare violations of federal law, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper.

Defendants believe that the claims asserted against them are without merit and intend to vigorously defend against these lawsuits. At this stage, it is not possible to predict whether any additional lawsuits will be filed and, if one is, the outcome of any such proceeding or its impact on the Company or the merger.

In addition, from time to time, we are a party to various litigation matters incidental to the conduct of our business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger between Chemical Financial Corporation and Talmer Bancorp, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on January 26, 2016)†

3.1	Fourth Amended and Restated Bylaws of Talmer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 26, 2016)

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K filed on February 29, 2016)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

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

TALMER BANCORP, INC.

May 6, 2016	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)