Form 10-Q
period 2016-06-30
TALMER BANCORP, INC.
filed 2016-08-05
CIK 1360683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the issuer’s Class A common stock, as of August 4, 2016 was 67,190,600.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements within the meaning of the federal securities laws. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Chemical Financial Corporation (“Chemical”), statements regarding our expectation to collect the full carrying amount of securities in an unrealized loss position, statements regarding managements expectations regarding tax credit carry forwards, the estimated life of core deposit intangibles, the impact of changes in interest rates on the fair value of loan servicing rights, anticipated losses related to letters of credit, as well as statements related to the anticipated effects on our results of operations and financial condition from expected developments or events, or business strategies, including anticipated internal growth.

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

•
the possibility that the previously announced merger with Chemical does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

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

PART I
Item 1.  Financial Statements.

Talmer Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$86,571	$74,734
Interest-bearing deposits with other banks	185,160	137,589
Federal funds sold and other short-term investments	188,503	175,000
Total cash and cash equivalents	460,234	387,323
Investment securities:
Securities available-for-sale	918,777	890,770
Held-to-maturity	1,655	1,678
Total investment securities	920,432	892,448
Federal Home Loan Bank stock	29,621	29,621
Loans held for sale, at fair value	38,770	58,223
Loans:
Commercial real estate	1,661,790	1,568,097
Residential real estate (includes $23.6 million and $22.2 million respectively, measured at fair value) (1)	1,674,615	1,547,799
Commercial and industrial	1,282,641	1,257,406
Real estate construction	257,111	241,603
Consumer	171,957	191,795
Total loans	5,048,114	4,806,700
Less: Allowance for loan losses	(51,586)	(53,953)
Net total loans	4,996,528	4,752,747
Premises and equipment	41,070	43,570
Other real estate owned and repossessed assets	20,563	28,259
Loan servicing rights	47,696	58,113
Core deposit intangible	11,593	12,808
Goodwill	3,524	3,524
Company-owned life insurance	109,984	107,065
Income tax benefit	165,948	177,183
Other assets	66,759	45,006
Total assets	$6,912,722	$6,595,890
Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,148,558	$1,011,414
Interest-bearing demand deposits	911,509	849,599
Money market and savings deposits	1,263,599	1,314,909
Time deposits	1,554,946	1,609,895
Other brokered funds	388,596	228,764
Total deposits	5,267,208	5,014,581
Short-term borrowings	525,960	348,998
Long-term debt	296,656	464,057
Other liabilities	53,923	43,039
Total liabilities	6,143,747	5,870,675
Commitments and Contingencies (2)
Shareholders’ equity
Preferred stock - $1.00 par value
Authorized - 20,000,000 shares at 6/30/2016 and 12/31/2015
Issued and outstanding - 0 shares at 6/30/2016 and 12/31/2015	—	—
Common stock:
Class A Voting Common Stock - $1.00 par value
Authorized - 198,000,000 shares at 6/30/2016 and at 12/31/2015
Issued and outstanding - 67,194,703 shares at 6/30/2016 and 66,114,798 shares at 12/31/2015	67,195	66,115
Class B Non-Voting Common Stock - $1.00 par value
Authorized - 2,000,000 shares at 6/30/2016 and 12/31/2015
Issued and outstanding - 0 shares at 6/30/2016 and 12/31/2015	—	—
Additional paid-in-capital	316,616	316,571
Retained earnings	373,762	339,130
Accumulated other comprehensive income, net of tax	11,402	3,399
Total shareholders’ equity	768,975	725,215
Total liabilities and shareholders’ equity	$6,912,722	$6,595,890

(1)  Amounts represent loans for which the Company has elected the fair value option.  See Note 3.
(2) See Note 11.
See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$57,915	$58,319	$114,275	$118,257
Interest on investments
Taxable	3,414	2,375	6,654	4,698
Tax-exempt	2,053	1,658	4,044	3,273
Total interest on securities	5,467	4,033	10,698	7,971
Interest on interest-earning cash balances	82	117	266	203
Interest on federal funds and other short-term investments	600	269	1,068	434
Dividends on FHLB stock	312	224	624	469
FDIC indemnification asset	—	(8,548)	—	(17,798)
Total interest income	64,376	54,414	126,931	109,536
Interest Expense
Interest-bearing demand deposits	675	382	1,076	672
Money market and savings deposits	650	562	1,317	1,033
Time deposits	3,296	2,131	6,410	3,958
Other brokered funds	841	607	1,459	1,230
Interest on short-term borrowings	678	209	1,335	288
Interest on long-term debt	842	914	1,842	1,714
Total interest expense	6,982	4,805	13,439	8,895
Net interest income	57,394	49,609	113,492	100,641
Provision (benefit) for loan losses	3,208	(7,313)	2,097	(5,320)
Net interest income after provision for loan losses	54,186	56,922	111,395	105,961
Noninterest income
Deposit fee income	2,420	2,561	4,817	4,881
Mortgage banking and other loan fees	(2,365)	4,698	(6,245)	3,437
Net gain on sales of loans	7,588	8,748	12,826	17,366
Accelerated discount on acquired loans	5,076	7,444	10,128	15,642
Net gain (loss) on sales of securities	—	6	333	(101)
Company-owned life insurance	795	856	1,545	1,596
FDIC loss share income	—	(5,928)	—	(6,996)
Other income	3,726	3,713	7,460	7,703
Total noninterest income	17,240	22,098	30,864	43,528
Noninterest expense
Salary and employee benefits	26,913	28,685	52,726	57,897
Occupancy and equipment expense	6,039	8,415	12,046	16,081
Data processing fees	1,909	1,805	3,652	3,659
Professional service fees	2,547	3,275	5,837	6,818
Merger and acquisition expense	312	419	3,186	1,831
Marketing expense	1,158	1,483	2,687	2,578
Other employee expense	579	826	1,387	1,760
Insurance expense	1,485	1,527	3,035	3,057
FDIC loss share expense	—	133	—	1,082
Other expense	4,987	6,725	9,643	15,125
Total noninterest expense	45,929	53,293	94,199	109,888
Income before income taxes	25,497	25,727	48,060	39,601
Income tax provision	5,344	8,179	6,752	12,620
Net income	$20,153	$17,548	$41,308	$26,981
Earnings per common share:
Basic	$0.30	$0.25	$0.62	$0.38
Diluted	$0.28	$0.23	$0.58	$0.36
Average common shares outstanding - basic	66,011	70,301	65,824	70,259
Average common shares outstanding - diluted	70,026	74,900	69,889	75,046
Cash dividends declared on common stock	$3,356	$709	$6,676	$1,415
Cash dividends declared per common share	$0.05	$0.01	$0.10	$0.02
 See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$20,153	$17,548	$41,308	$26,981
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale arising during the period	7,332	(7,431)	14,931	(3,008)
Reclassification adjustment for (gains) losses on realized income	—	(6)	(333)	101
Tax effect	(2,566)	2,603	(5,109)	1,017
Net unrealized gains (losses) on securities available-for-sale, net of tax	4,766	(4,834)	9,489	(1,890)
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges	(900)	558	(2,581)	233
Reclassification adjustment for losses included in net income	147	104	295	192
Tax effect	263	(232)	800	(149)
Net unrealized gains (losses) on interest rate swaps designated as cash flow hedges, net of tax	(490)	430	(1,486)	276
Other comprehensive income (loss), net of tax	4,276	(4,404)	8,003	(1,614)
Total comprehensive income, net of tax	$24,429	$13,144	$49,311	$25,367

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	70,532	$70,532	$405,436	$281,789	$3,850	$761,607
Net income	—	—	—	26,981	—	26,981
Other comprehensive loss	—	—	—	—	(1,614)	(1,614)
Stock-based compensation expense	—	—	866	—	—	866
Restricted stock awards, including tax benefit	352	352	(336)	—	—	16
Issuance of common shares, including tax benefit, net of stock option exercises	245	245	(388)	—	—	(143)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	(19,892)	—	—	(19,892)
Cash dividends paid on common stock ($0.02 per share)	—	—	—	(1,415)		(1,415)
Balance at June 30, 2015	71,129	$71,129	$385,686	$307,355	$2,236	$766,406
Balance at December 31, 2015	66,115	$66,115	$316,571	$339,130	$3,399	$725,215
Net income	—	—	—	41,308	—	41,308
Other comprehensive income	—	—	—	—	8,003	8,003
Stock-based compensation expense	—	—	1,543	—	—	1,543
Restricted stock awards	303	303	(303)	—	—	—
Issuance of common shares, net of stock option exercises	777	777	(1,195)	—	—	(418)
Cash dividends paid on common stock ($0.10 per share)	—	—	—	(6,676)	—	(6,676)
Balance at June 30, 2016	67,195	$67,195	$316,616	$373,762	$11,402	$768,975

See notes to Consolidated Financial Statements.

Talmer Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$41,308	$26,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,119	3,730
Amortization of core deposit intangibles	1,215	1,314
Stock-based compensation expense	1,543	866
Provision (benefit) for loan losses	2,097	(5,320)
Originations of loans held for sale	(340,088)	(664,111)
Proceeds from sales of loans	369,940	653,291
Net gain from sales of loans	(12,826)	(17,366)
Net (gain) loss on sales of securities	(333)	101
Valuation allowance and writedowns on other real estate and other repossessed assets	2,246	5,017
Valuation change in Company-owned life insurance	(1,584)	(1,596)
Valuation change in loan servicing rights	14,592	4,850
Additions to loan servicing rights	(4,175)	(5,848)
Net decrease in FDIC indemnification asset and receivable other than payments received	—	27,428
Net gain on sales of other real estate owned and repossessed assets	(2,534)	(2,780)
Net (increase) decrease in accrued interest receivable and other assets	(12,555)	2,399
Net increase (decrease) in accrued expenses and other liabilities	8,598	(1,286)
Net securities premium amortization	4,058	3,535
Deferred income tax benefit	(1,754)	(8,543)
Change in valuation allowance of deferred income tax asset	(495)	—
Other, net	325	2,333
Net cash from operating activities	72,697	24,995
Cash flows from investing activities
Net increase in loans	(245,031)	(143,829)
Purchases of loans	(10,162)	(30,793)
Purchases of FHLB stock	—	(6,716)
Purchases of securities available-for-sale	(156,046)	(187,009)
New investments in Company-owned life insurance	(1,335)	(875)
Purchases of premises and equipment	(978)	(1,907)
Payments received from FDIC under loss sharing agreements	—	3,120
Proceeds from:
Maturities and redemptions of securities available-for-sale	123,935	85,238
Redemption of FHLB Stock	—	2,384
Sale of securities available-for-sale	14,977	24,750
Sale of loan servicing rights	—	12,702
Sale of loans	5,581	49,839
Sale of other real estate owned and repossessed assets	14,179	20,428
Sale of premises and equipment	—	2,737
Net cash provided from acquisition	—	810
Net cash from (used in) investing activities	(254,880)	(169,121)
Cash flows from financing activities
Net increase in deposits	252,627	157,757
Draw on senior unsecured line of credit	7,500	30,000
Net increase in short-term borrowings	169,462	88,202
Issuances of long-term FHLB advances	—	200,000
Repayments of long-term FHLB advances	(165,700)	(147,870)
Repayments of subordinated debt	—	(3,500)
Other changes in long-term debt	(1,701)	(741)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	(19,892)
Issuance of common stock and restricted stock awards	1,727	574
Cash paid for payroll taxes upon exercise of stock options	(2,145)	(2,167)
Cash dividends paid on common stock ($0.10 and $0.02 per share, respectively)	(6,676)	(1,415)
Net cash from financing activities	255,094	300,948
Net change in cash and cash equivalents	72,911	156,822
Beginning cash and cash equivalents	387,323	253,736
Ending cash and cash equivalents	$460,234	$410,558

Supplemental disclosure of cash flow information:
Interest paid	$13,368	$8,292
Income taxes paid (received)	(172)	16,745
Transfer from loans to other real estate owned and repossessed assets	6,667	18,753
Net transfer of loans held for sale to loans held for investment	(1,896)	(3,983)
Transfer from premises and equipment to other real estate owned	—	455
Non-cash transactions:
Increase in assets and liabilities of acquisitions:
Securities	—	34,022
FHLB stock	—	874
Uncovered loans	—	162,265
Premises and equipment	—	2,077
Company-owned life insurance	—	4,719
Other real estate owned and repossessed assets	—	1,260
Core deposit intangible	—	2,410
Other assets	—	6,462
Deposits	—	201,453
Long-term debt	—	13,086
Other liabilities	—	3,884

See notes to Consolidated Financial Statements.

TALMER BANCORP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Subsequent Event

On July 29, 2016, Talmer Bank and Trust, the wholly-owned subsidiary of Talmer Bancorp, Inc., entered into an agreement to sell its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second National Bank is expected to assume approximately $82.0 million of deposits and purchase approximately $238.0 million of loans, and will pay a $6.5 million premium in the transaction. The acquisition is expected to close in the fourth quarter of 2016, subject to regulatory approval, the completion of Talmer Bancorp's pending merger with Chemical Financial Corporation and other customary closing conditions.

Recently Adopted and Issued Accounting Standards

The following provides a description of recently adopted or newly issued not yet effective accounting standards that had or could have a material effect on the Company's financial statements.

Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted for any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt ASU 2016-09 during the second quarter of 2016.
Prior to adoption of ASU 2016-09, all excess tax benefits resulting from the exercise or settlement of share-based payment transactions were recognized in additional paid-in-capital (APIC) and accumulated in an APIC pool, while tax deficiencies were either offset against the APIC pool or recognized in the income statement if no APIC pool was available. The new guidance eliminates the APIC pool and all excess tax benefits and deficiencies are recognized as an income tax benefit or expense in the income statement prospectively. Accordingly, periods prior to January 1, 2016 have not been adjusted. During the three and six months ended June 30, 2016, $2.6 million and $4.1 million of excess tax benefits were recognized as income tax benefit, respectively.
ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company has made a policy election to continue to estimate forfeitures.
Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting

Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", ("ASU 2016-08"), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing", ("ASU 2016-10"), which provides additional clarification of ASU 2014-09 by amending guidance related to the identification of performance obligations and licensing implementation. ASU 2016-08 and ASU 2016-10 do not change the core principal of ASU 2014-09, but are intended to improve the operations and understanding of principal versus agent considerations, performance obligation identification and licensing implementation. In May 2016, the FASB issued ASU 2016-12 "Narrow-Scope Improvements and Practical Expedients", ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, which include collectibility, presentation of sales taxes and other taxes collected from customers, noncash consideration and transition technical corrections. ASU 2016-12 completes the FASB deliberations of clarifications to ASU 2014-09 that have been conducted over the last year. In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date" ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Company will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Company will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Company is currently evaluating the provisions of ASU 2014-09.
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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which amends the accounting guidance on the impairment of financial instruments. ASU 2016-13 adds to GAAP a current expected credit loss (CECL) impairment model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is believed by the FASB to result in more timely recognition of such losses. ASU 2016-13 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As such, the Company will adopt ASU 2016-13 as of January 1, 2020. Under the provision, the Company will be required to make a cumulative-effect adjustment to retained earnings as of the beginning of the year in which the guidance is effective related to most debt instruments. The Company is currently evaluating the provisions of ASU 2016-13.
Pending Merger with Chemical Financial Corporation
On January 26, 2016, the board of directors of Chemical Financial Corporation (Nasdaq: CHFC), the holding company for Chemical Bank, and the Company announced the execution of a definitive agreement for Chemical Financial Corporation to partner with the Company in a cash and common stock merger transaction. Under the terms of the agreements, the Company will be merged with and into Chemical Financial Corporation, with Chemical Financial Corporation as the surviving corporation. The merger has been approved by both Chemical Financial Corporation and the Company's shareholders. The completion of the merger remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.

2.  BUSINESS COMBINATIONS

The Company has determined that the acquisition of First of Huron Corp. (“First Huron”), and its subsidiary bank, Signature Bank, constitutes a business combination as defined by FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition, as required. Fair values were determined based on the requirements of FASB ASC Topic 820, “Fair Value Measurement.” In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

On February 6, 2015, the Company acquired First Huron for aggregate cash consideration of $13.4 million. In connection with the merger, First Huron merged with the Company, with the Company as the surviving entity in the merger.  Immediately following the merger, Signature Bank, a Michigan state-chartered bank and wholly owned subsidiary of First Huron, merged with and into Talmer Bank and Trust ("Talmer Bank"), with Talmer Bank as the surviving bank.  The Company assumed $3.5 million in subordinated notes issued to First Huron and $1.4 million of related interest. The subordinated debt was immediately retired and the interest was paid in full in accordance with the provision of the purchase agreement. The Company also received First Huron’s common securities issued by trust preferred issuers and assumed $876 thousand of outstanding interest. The outstanding interest on the trust preferred securities was immediately paid off in accordance with the provisions of the purchase agreement. The Company received certain tax assets and all cash and cash equivalents held by First Huron. The Company incurred $144 thousand and $1.2 million of acquisition related expenses during the three and six months ended June 30, 2015, related to the acquisition of First Huron, included within “Merger and acquisition expense” in the Consolidated Statements of Income.

The Company recorded $4.8 million in net deferred tax assets related to the acquisition.  Upon acquisition, First Huron incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code, but the acquisition did not result in built-in losses within the meaning of Section 382. At February 6, 2015, First Huron had an estimated $1.7 million in gross federal net operating loss carry forwards expiring in 2030, 2032 and 2033 and $303 thousand in federal alternative minimum tax credits with an indefinite life.  As a result of the ownership change, the Company’s ability to benefit from the use of First Huron’s pre-ownership change net operating loss and tax credit carry forwards will be limited to approximately $366 thousand per year.  No valuation allowance was established against the deferred tax assets associated with First Huron’s pre-change net operating losses and tax credit carry forwards based on management’s estimate that none of the amounts will expire unused.

The assets and liabilities associated with the acquisition of First Huron were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date as presented in the following table.

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

The First Huron acquisition resulted in recognition of $3.5 million of goodwill which is the excess of the consideration paid over the fair value of net assets acquired, and is the result of expected operational synergies and other factors.

Loans acquired in the First Huron acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which should be considered purchased credit impaired loans (i.e. loans accounted for under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”)) defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date.

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

Purchased loans outside the scope of ASC 310-30 are accounted for under FASB ASC Subtopic 310-20, “Receivables - Nonrefundable Fees and Costs” ("ASC 310-20").  Premiums and discounts created when the loans were recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan’s yield.

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

First Huron’s results of operations have been included in the Company’s financial results since the February 6, 2015 acquisition date. The acquisition was not considered material to the Company’s financial statements; therefore pro forma financial data and related disclosures are not included.

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

Following is a description of the valuation methodologies and key inputs used to measure assets and liabilities recorded at fair value, as well as a description of the methods and any significant assumptions used to estimate fair value disclosures for financial assets and liabilities not recorded at fair value in their entirety on a recurring basis. For assets and liabilities recorded at fair value, the description includes the level of the fair value hierarchy in which the assets or liabilities are classified. Transfers of assets or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.

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

Level 3 securities included an obligation of a political subdivision as of June 30, 2016 and December 31, 2015, representative of a security in less liquid markets requiring significant management assumptions when determining fair value. The fair value of this investment security represents less than one percent of the total available-for-sale securities at both June 30, 2016 and December 31, 2015.  The fair value of the political subdivision obligation has been determined to be equal to the carrying cost since the securities were acquired.  The issuer has continued to pay their obligation without fail and the Company has not received any information to question future payments.  Since the purchase of this security, no credit related concerns have come to the Company’s attention, therefore no adjustment for credit loss assumptions were made.

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

Premises and equipment:  Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  As of June 30, 2016, there was no premises and equipment considered impaired. Impaired premises and equipment at December 31, 2015 was recorded at fair value based on a recent appraisal through a valuation allowance.  The Company classifies impaired premises and equipment as nonrecurring Level 3.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Company assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and at both June 30, 2016 and December 31, 2015 it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the company classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

The following tables present the recorded amount of assets and liabilities measured at fair value, including financial assets and liabilities for which the Company has elected the fair value option, on a recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Securities available-for-sale:
U.S. government sponsored agency obligations	$52,072	$—	$52,072	$—
Obligations of state and political subdivisions:
Taxable	4,385	—	4,146	239
Tax-exempt	310,798	—	310,798	—
Small Business Administration (“SBA”) Pools	25,729	—	25,729	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	298,861	—	298,861	—
Privately issued	90,369	—	90,369	—
Privately issued commercial mortgage-backed securities	23,852	—	23,852	—
Corporate debt securities	112,711	—	112,711	—
Total securities available-for-sale	918,777	—	918,538	239
Loans measured at fair value:
Residential real estate	23,648	—	—	23,648
Loans held for sale	38,770	—	38,770	—
Loan servicing rights	47,696	—	—	47,696
Derivative assets:
Interest rate lock commitments	3,482	—	3,482	—
Customer-initiated derivatives	13,310	—	13,310	—
Total derivatives	16,792	—	16,792	—
Total assets at fair value	$1,045,683	$—	$974,100	$71,583
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	1,303	—	1,303	—
Customer-initiated derivatives	13,845	—	13,845	—
Risk management derivatives	2,578	—	2,578	—
Total derivatives	17,726	—	17,726	—
Total liabilities at fair value	$17,726	$—	$17,726	$—
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$60,022	$—	$60,022	$—
Obligations of state and political subdivisions:
Taxable	1,321	—	1,003	318
Tax-exempt	287,208	—	287,208	—
SBA Pools	27,925	—	27,925	—
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	309,306	—	309,306	—
Privately issued	89,450	—	89,450	—
Privately issued commercial mortgage-backed securities	13,705	—	13,705	—
Corporate debt securities	101,833	—	101,833	—
Total securities available-for-sale	890,770	—	890,452	318
Loans measured at fair value:
Residential real estate	22,233	—	—	22,233
Loans held for sale	58,223	—	58,223	—
Loan servicing rights	58,113	—	—	58,113
Derivative assets:
Interest rate lock commitments	1,220	—	1,220	—
Customer-initiated derivatives	4,143	—	4,143	—
Risk management derivatives	105	—	105	—
Total derivatives	5,468	—	5,468	—
Total assets at fair value	$1,034,807	$—	$954,143	$80,664
Derivative liabilities:

Forward contracts related to mortgage loans to be delivered for sale	38	—	38	—
Customer-initiated derivatives	4,144	—	4,144	—
Risk management derivatives	397	—	397	—
Total derivatives	4,579	—	4,579	—
Total liabilities at fair value	$4,579	$—	$4,579	$—

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2016. During the six months ended June 30, 2015, a privately issued subordinated debt security (included within “Corporate debt securities”) was transferred from Level 3 in the fair value hierarchy to Level 2 due to the market for this security becoming active during the period.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

	Three months ended June 30, 2016
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Loans held for investment	Loan servicing rights
Balance, beginning of period	$318	$24,377	$51,348
Transfers from loans held for sale	—	62	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	—	—
Recorded in “Net gain on sales of loans”	—	1	—
Recorded in “Mortgage banking and other loan fees”	—	(100)	(6,127)
New originations	—	—	2,475
Repayments	(80)	(692)	—
Balance, end of period	$239	$23,648	$47,696

	Three months ended June 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$430	$22,158	$54,409
Transfers from loans held for sale	—	—	764	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	1	—	—
Recorded in “Net gain on sales of loans”	—	—	12	—
Recorded in “Mortgage banking and other loan fees”	—	—	(347)	1,552
Recorded in OCI (pre-tax)	—	17	—	—
New originations	—	—	—	2,933
Repayments	(80)	—	(1,680)	—
Balance, end of period	$318	$448	$20,907	$58,894

	Six months ended June 30, 2016
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Loans held for investment	Loan servicing rights
Balance, beginning of period	$318	$22,233	$58,113
Transfers from loans held for sale	—	1,896	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	—	—
Recorded in “Net gain on sales of loans”	—	83	—
Recorded in “Mortgage banking and other loan fees”	—	423	(14,592)
New originations	—	—	4,175
Repayments	(80)	(987)	—
Balance, end of period	$239	$23,648	$47,696

	Six months ended June 30, 2015
	Securities available-for-sale
(Dollars in thousands)	Taxable obligations of state and political subdivisions	Corporate debt securities	Loans held for investment	Loan servicing rights
Balance, beginning of period	$397	$3,425	$19,526	$70,598
Transfer between levels within fair value hierarchy	—	(3,000)	—	—
Transfers from loans held for sale	—	—	3,983	—
Gains (losses):
Recorded in earnings (realized):
Recorded in “Interest on investments”	1	2	—	—
Recorded in “Net gain on sales of loans”	—	—	139	—
Recorded in “Mortgage banking and other loan fees”	—	—	(239)	(4,850)
Recorded in OCI (pre-tax)	—	21	—	—
New originations	—	—	—	5,848
Reduction from servicing rights sold	—	—	—	(12,702)
Repayments	(80)	—	(2,502)	—
Balance, end of period	$318	$448	$20,907	$58,894

The aggregate fair value, contractual balance (including accrued interest), and gain or loss position for loans held for investment measured and recorded at fair value was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Aggregate fair value	$23,648	$22,233
Contractual balance	22,819	21,910
Fair value gain	829	323

There were no gains (losses) included in the aggregate fair value above that were associated with instrument specific credit risk. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of June 30, 2016 was $151 thousand and $206 thousand, respectively, all of which were on nonaccrual status. The aggregate fair value and contractual principal balance of loans held for investment measured and recorded at fair value that were 90 days or more past due as of December 31, 2015 was $275 thousand and $364 thousand, respectively, all of which were on nonaccrual status.

Interest income is recorded based on the contractual terms of the loans in accordance with the Company’s policy on loans held for investment and is recorded in “Interest and fees on loans” in the Consolidated Statements of Income. For the three months ended June 30, 2016 and 2015, there was $220 thousand and $208 thousand, respectively, and $442 thousand and $413 thousand for the six months ended June 30, 2016 and 2015, respectively, of interest income earned on loans transferred from loans held for sale to loans held for investment.

The total amount of gains (losses) from changes in fair value of loans held for investment measured at fair value in the Consolidated Statements of Income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Change in fair value:
Included in “Net gain on sales of loans”	$1	$12	$83	$139
Included in “Mortgage banking and other loan fees”	(100)	(347)	423	(239)

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Company's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held for sale that were 90 days past due and on accrual status as of June 30, 2016. The aggregated fair value of loans held for sale that were 90 days past due and on nonaccrual status as of December 31, 2015 was $7 thousand.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held for sale carried at fair value was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Aggregate fair value	$38,770	$58,223
Contractual balance	36,796	55,911
Unrealized gain	1,974	2,312

The total amount of gains (losses) from loans held for sale included in the Consolidated Statements of Income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income(1)	$341	$878	$670	$1,948
Change in fair value(2)	814	417	(338)	(1,124)
Total included in earnings	$1,155	$1,295	$332	$824

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

The following table presents the recorded amount of assets and liabilities measured at fair value on a non-recurring basis:

(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans:(1)
Commercial real estate	$2,549	$—	$—	$2,549
Residential real estate	4,009	—	—	4,009
Commercial and industrial	1,456	—	—	1,456
Real estate construction	80	—	—	80
Consumer	61	—	—	61
Total impaired loans	8,155	—	—	8,155
Other real estate owned(2)	3,652	—	—	3,652
Repossessed assets(3)	4,751	—	—	4,751
Total	$16,558	$—	$—	$16,558
December 31, 2015
Impaired loans:(1)
Commercial real estate	$2,960	$—	$—	$2,960
Residential real estate	5,381	—	—	5,381
Commercial and industrial	11,522	—	—	11,522
Real estate construction	195	—	—	195
Consumer	18	—	—	18
Total impaired loans	20,076	—	—	20,076
Other real estate owned(2)	4,562	—	—	4,562
Repossessed assets(3)	5,038	—	—	5,038
Premises and equipment(4)	1,575	—	—	1,575
Total	$31,251	$—	$—	$31,251

(1)
Specific reserves of $1.7 million and $4.4 million were provided to reduce the fair value of these loans at June 30, 2016 and December 31, 2015, respectively, based on the estimated fair value of the underlying collateral. In addition, net charge-offs of $6 thousand and $31 thousand reduced the fair value of these loans for the three months ended June 30, 2016 and 2015, respectively and $325 thousand and $67 thousand for the six months ended June 30, 2016 and 2015, respectively.

(2)
The Company charged $755 thousand and $585 million through other noninterest expense during the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.9 million during the six months ended June 30, 2016 and 2015, respectively, to reduce the fair value of these properties. There was no valuation allowance at June 30, 2016 and $325 thousand of valuation allowance was provided to reduce the fair value of these properties and December 31, 2015, based on the estimated fair value as of each respective date.

(3)
The Company charged $296 thousand and $274 thousand through other noninterest expense during the three months ended June 30, 2016 and 2015, respectively, and $607 thousand and $468 thousand during the six months ended June 30, 2016 and 2015, respectively, to reduce the fair value of these assets.  A valuation allowance of $5.1 million was provided to reduce the fair value of these repossessed assets at both June 30, 2016 and December 31, 2015, based on the estimated fair value as of each respective date.

(4) There was no impairment charges on premises and equipment during the three and six months ended June 30, 2016. The Company charged $1.1 million through other noninterest expense during both the three and six months ended June 30, 2015 to reduce the value of premises and equipment deemed impaired during the period.

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

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2016
Financial assets:
Cash and cash equivalents	$460,234	$460,234	$86,571	$373,663	$—
Federal Home Loan Bank stock	29,621	N/A
Net loans(1)	4,996,528	5,097,843	—	—	5,097,843
Accrued interest receivable	16,651	16,651	—	16,651	—
Company-owned life insurance	109,984	109,984	—	109,984	—
Securities held-to-maturity	1,655	1,655	—	—	1,655
Financial liabilities:
Deposits:
Savings and demand deposits	$3,483,838	$3,483,838	$—	$3,483,838	$—
Time deposits(2)	1,783,370	1,785,208	—	1,785,208	—
Total deposits	5,267,208	5,269,046	—	5,269,046	—
Short-term borrowings	525,960	525,960	—	525,960	—
Long-term debt	296,656	293,157	—	293,157	—
Accrued interest payable	3,639	3,639	—	3,639	—
Deferred compensation plan liabilities	3,442	3,442	—	3,442	—

(1)	Included $8.2 million of impaired loans recorded at fair value on a nonrecurring basis and $23.6 million of loans recorded at fair value on a recurring basis.

(2)	Includes $228.4 million of other brokered funds.

		Estimated Fair Value
(Dollars in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
December 31, 2015
Financial assets:
Cash and cash equivalents	$387,323	$387,323	$74,734	$312,589	$—
Federal Home Loan Bank stock	29,621	N/A
Net loans(1)	4,752,747	4,827,556	—	—	4,827,556
Accrued interest receivable	15,646	15,646	—	15,646	—
Company-owned life insurance	107,065	107,065	—	107,065	—
Securities held-to-maturity	1,678	1,678	—	—	1,678
Financial liabilities:
Deposits:
Savings and demand deposits	$3,343,478	$3,343,478	$—	$3,343,478	$—
Time deposits(2)	1,671,103	1,670,058	—	1,670,058	—
Total deposits	5,014,581	5,013,536	—	5,013,536	—
Short-term borrowings	348,998	348,998	—	348,998	—
Long-term debt	464,057	456,746	—	456,746	—
Accrued interest payable	3,568	3,568	—	3,568	—
Deferred compensation plan liabilities	1,982	1,982	—	1,982	—

(1)	Included $20.1 million of impaired loans recorded at fair value on a nonrecurring basis and $22.2 million of loans recorded at fair value on a recurring basis.

(2)	Includes $61.2 million of other brokered funds.

4.  SECURITIES

The following summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Securities available-for-sale:
U.S. government sponsored agency obligations	$51,867	$205	$—	$52,072
Obligations of state and political subdivisions:
Taxable	4,279	106	—	4,385
Tax-exempt	299,292	11,835	(329)	310,798
SBA Pools	25,262	467	—	25,729
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	292,618	6,250	(7)	298,861
Privately issued	89,942	509	(82)	90,369
Privately issued commercial mortgage-backed securities	23,840	35	(23)	23,852
Corporate debt securities	111,558	1,482	(329)	112,711
Total securities available-for-sale	$898,658	$20,889	$(770)	$918,777

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,655	$—	$—	$1,655

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$59,414	$614	$(6)	$60,022
Obligations of state and political subdivisions:
Taxable	1,318	3	—	1,321
Tax-exempt	282,366	5,312	(470)	287,208
SBA Pools	27,561	368	(4)	27,925
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	308,396	2,014	(1,104)	309,306
Privately issued	90,084	—	(634)	89,450
Privately issued commercial mortgage-backed securities	13,826	—	(121)	13,705
Corporate debt securities	102,284	127	(578)	101,833
Total securities available-for-sale	$885,249	$8,438	$(2,917)	$890,770

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity	$1,678	$—	$—	$1,678

Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds	$—	$135	$14,977	$24,750
Gross gains	—	6	333	9
Gross losses	—	—	—	(110)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 are shown below. Contractual maturity is utilized for U.S. Government sponsored agency obligations, obligations of state and political subdivisions and corporate debt securities. Securities with multiple maturity dates are classified in the period of final maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Securities with contractual maturities:
Within one year	$3,383	$3,392
After one year through five years	165,956	168,557
After five years through ten years	186,887	192,193
After ten years	542,432	554,635
Total securities available-for-sale	$898,658	$918,777
Securities held-to-maturity:
After one year through five years	1,655	1,655
Total securities held-to-maturity	$1,655	$1,655

Securities with a carrying value of $430.8 million and $390.5 million were pledged at June 30, 2016 and December 31, 2015, respectively, to secure borrowings and deposits.

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

A summary of the Company’s investment securities available-for-sale in an unrealized loss position is as follows:

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
June 30, 2016
Obligations of state and political subdivisions:
Tax-exempt	$13,221	$(95)	$17,148	$(234)	$30,369	$(329)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	3,520	(7)	—	—	3,520	(7)
Privately issued	11,197	(82)	—	—	11,197	(82)
Privately issued commercial mortgage-backed securities	4,418	(16)	776	(7)	5,194	(23)
Corporate debt securities	11,382	(310)	435	(19)	11,817	(329)
Total securities available-for-sale	$43,738	$(510)	$18,359	$(260)	$62,097	$(770)
December 31, 2015
U.S. government sponsored agency obligations	$9,994	$(6)	$—	$—	$9,994	$(6)
Obligations of state and political subdivisions:
Tax-exempt	46,062	(357)	6,957	(113)	53,019	(470)
SBA Pools	1,521	(4)	—	—	1,521	(4)
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	118,509	(1,104)	—	—	118,509	(1,104)
Privately issued	89,450	(634)	—	—	89,450	(634)
Privately issued commercial mortgage-backed securities	13,706	(121)	—	—	13,706	(121)
Corporate debt securities	74,494	(558)	431	(20)	74,925	(578)
Total securities available-for-sale	$353,736	$(2,784)	$7,388	$(133)	$361,124	$(2,917)

As of June 30, 2016, the Company’s security portfolio consisted of 335 securities, 40 of which were in an unrealized loss position. The unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and/or widening of fair value credit and liquidity spreads versus benchmark U.S. Treasury interest rates. The Company expects full collection of the carrying amount of these securities and does not intend to sell the securities in an unrealized loss position nor does it believe it will be required to sell securities in an unrealized loss position before the value is recovered. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

The unrealized losses are spread across asset classes, primarily in those securities carrying fixed interest rates. At June 30, 2016, the combination of these security asset class holdings in an unrealized loss position had an estimated fair value of $62.1 million with gross unrealized losses of $770 thousand. Unrealized losses in these security holdings were mainly impacted by increases in benchmark U.S. Treasury rates and, to a lesser extent, widened liquidity spreads since their respective acquisition dates.

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

Loans at June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Accounted for under ASC 310-30	Excluded from ASC 310-30 accounting	Total loans
June 30, 2016
Commercial real estate	$213,727	$1,448,063	$1,661,790
Residential real estate	242,025	1,432,590	1,674,615
Commercial and industrial	20,809	1,261,832	1,282,641
Real estate construction	7,879	249,232	257,111
Consumer	8,279	163,678	171,957
Total	$492,719	$4,555,395	$5,048,114	(1)
December 31, 2015
Commercial real estate	$250,497	$1,317,600	$1,568,097
Residential real estate	273,845	1,273,954	1,547,799
Commercial and industrial	24,724	1,232,682	1,257,406
Real estate construction	10,783	230,820	241,603
Consumer	9,417	182,378	191,795
Total	$569,266	$4,237,434	$4,806,700	(1)

(1)	Includes net deferred costs totaling $5.6 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively.

We recorded our acquired loans at fair value as of the acquisition date, which includes loans we acquired in our acquisitions of CF Bancorp, First Banking Center, Peoples State Bank, Community Central Bank, First Place Bank, Talmer West Bank and First Huron.  At the acquisition date, where a loan exhibits evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, which we refer to as purchased credit impaired loans, the Company accounts for these loans under ASC 310-30 and recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield.  We recognize accretion of the accretable discount as interest income over the expected remaining life of the purchased credit impaired loan.  Acquired loans that are not purchased credit impaired loans are accounted for under ASC 310-20 and fair value discounts/premiums are accreted/amortized into interest income over the remaining term of the loan as an adjustment to the related loans yield.

Changes in the carrying amount of accretable discount for purchased loans accounted for under ASC 310-30 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$211,467	$278,825	$223,214	$277,058
Additions due to acquisitions	—	—	—	5,268
Discount accretion	(14,281)	(19,242)	(29,154)	(40,206)
Reclassifications from nonaccretable discount and other additions to accretable discount due to results of cash flow re-estimations	9,645	21,642	25,370	51,073
Other activity, net (1)	(10,023)	(21,161)	(22,622)	(33,129)
Balance at end of period	$196,808	$260,064	$196,808	$260,064

(1)	Primarily includes changes in the accretable discount due to loan payoffs, foreclosures and charge-offs.

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

The total identified improvement in the cash flow expectations resulting in yield adjustments on a prospective basis during the three months ended June 30, 2016 and 2015 for purchased credit impaired loans was $9.6 million and $21.6 million, respectively.  During the six months ended June 30, 2016 and 2015, the total identified improvement in cash flow expectations was $25.4 million and $51.1 million, respectively. The Company also identified declines in the cash flow expectations of certain purchased credit impaired loans.  A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is referred to as timing impairment and recognized prospectively as a decrease in the yield on the loan.

Below is the composition of the recorded investment for purchased credit impaired loans accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Contractual cash flows	$911,735	$1,019,407
Non-accretable difference	(222,208)	(226,927)
Accretable yield	(196,808)	(223,214)
Loans accounted for under ASC 310-30	$492,719	$569,266

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

Information as to nonperforming assets was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonperforming assets
Nonaccrual loans
Commercial real estate	$12,525	$16,798
Residential real estate	15,846	18,390
Commercial and industrial	17,282	21,668
Real estate construction	203	413
Consumer	98	206
Total nonaccrual loans	45,954	57,475
Other real estate owned and repossessed assets (1)	20,461	28,157
Total nonperforming assets	66,415	85,632
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30
Commercial real estate	$686	$—
Residential real estate	63	58
Commercial and industrial	—	14
Consumer	74	225
Total loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$823	$297

(1)	Excludes closed branches and operating facilities.

Loan delinquency, excluding loans accounted for under ASC 310-30 was as follows:

	June 30, 2016
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$2,717	$704	$9,803	$13,224	$1,434,839	$1,448,063	$686
Residential real estate	3,781	1,710	5,697	11,188	1,421,402	1,432,590	63
Commercial and industrial	1,182	85	10,852	12,119	1,249,713	1,261,832	—
Real estate construction	—	—	37	37	249,195	249,232	—
Consumer	1,128	317	103	1,548	162,130	163,678	74
Total	$8,808	$2,816	$26,492	$38,116	$4,517,279	$4,555,395	$823

	December 31, 2015
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
Loans, excluding loans accounted for under ASC 310-30
Commercial real estate	$2,662	$1,378	$13,520	$17,560	$1,300,040	$1,317,600	$—
Residential real estate	10,582	2,539	7,377	20,498	1,253,456	1,273,954	58
Commercial and industrial	9,079	2,099	4,955	16,133	1,216,549	1,232,682	14
Real estate construction	2,046	—	304	2,350	228,470	230,820	—
Consumer	1,287	402	287	1,976	180,402	182,378	225
Total	$25,656	$6,418	$26,443	$58,517	$4,178,917	$4,237,434	$297

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts    due according to the contractual terms of the loan agreement. Impaired loans included nonperforming loans (including nonperforming troubled debt restructurings (TDRs) and performing TDRs. Impaired loans are accounted for at the lower of the present value of expected cash flows or the estimated fair value of the collateral. When the present value of expected cash flows or the fair value of the collateral of an impaired loan not accounted for under ASC 310-30 is less than the amount of unpaid principal outstanding on the loan, the recorded principal balance of the loan is reduced to its carrying value through either a specific allowance for loan loss or a partial charge-off of the loan balance. Information as to total impaired loans is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	$45,954	$57,475
Performing troubled debt restructurings:
Commercial real estate	19,102	15,340
Residential real estate	8,468	5,749
Commercial and industrial	3,319	3,438
Real estate construction	266	420
Consumer	318	242
Total performing troubled debt restructurings	31,473	25,189
Total impaired loans	$77,427	$82,664

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

As of June 30, 2016, there were $13.7 million of nonperforming TDRs and $31.5 million of performing TDRs included in impaired loans.  As of December 31, 2015, there were $14.5 million of nonperforming TDRs and $25.2 million of performing TDRs included in impaired loans.  All TDRs are considered impaired loans in the calendar year of their restructuring.  In subsequent years, a restructured obligation modified at a market rate and compliant with its modified terms for a minimum period of six months is no longer reported as a TDR. A loan that has been modified at a rate other than market will return to performing status if it satisfies the six month performance requirement; however, it will continue to be reported as a TDR and will be considered impaired. If a TDR is subsequently restructured under current market terms, no cumulative concession has been granted to the borrower and the borrower is not experiencing financial difficulties, which is documented by a current credit evaluation, the loan is no longer required to be reported as a TDR.

The following tables present the recorded investment of loans modified in TDRs during the three and six months ended June 30, 2016 and 2015 by type of concession granted.  In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at June 30, 2016	Net charge-offs (recoveries)	Provision (benefit) for loan losses
For the three months ended June 30, 2016
Commercial real estate	$1,178	$—	$1,129	$1,596	11	$3,903	$—	$(12)
Residential real estate	566	521	1,248	202	25	2,537	2	46
Commercial and industrial	83	—	62	69	5	214	—	1
Consumer	18	—	—	—	1	18	—	—
Total loans	$1,845	$521	$2,439	$1,867	42	$6,672	$2	$35
For the six months ended June 30, 2016
Commercial real estate	$1,178	$—	$1,552	$1,596	16	$4,326	$—	$(199)
Residential real estate	790	642	1,902	254	39	3,588	57	137
Commercial and industrial	2,400	—	166	475	14	3,041	—	(140)
Consumer	24	—	—	—	2	24	—	—
Total loans	$4,392	$642	$3,620	$2,325	71	$10,979	$57	$(202)

(1)	Loan forgiveness related to loans modified in TDRs for the three and six months ended June 30, 2016 totaled $608 thousand and $750 thousand, respectively.

	Concession type (1)						Financial effects of modification
(Dollars in thousands)	Principal deferral	Principal reduction (1)	Interest rate	Forbearance agreement	Total number of loans	Total recorded investment at June 30, 2015	Net charge-offs (recoveries)	Provision (benefit) for loan losses
For the three months ended June 30, 2015
Commercial real estate	$93	$—	$3,746	$532	17	$4,371	$—	$2
Residential real estate	1,150	114	336	—	23	1,600	—	167
Commercial and industrial	231	—	542	152	14	925	192	232
Real estate construction	90	—	148	—	4	238	30	30
Consumer	17	—	—	—	1	17	—	—
Total loans	$1,581	$114	$4,772	$684	59	$7,151	$222	$431
For the six months ended June 30, 2015
Commercial real estate	$93	$—	$4,096	$1,639	22	$5,828	$37	$210
Residential real estate	2,098	114	972	—	35	3,184	6	269
Commercial and industrial	567	—	1,349	178	23	2,094	192	372
Real estate construction	90	—	148	130	5	368	(8)	(8)
Consumer	32	—	—	—	2	32	—	—
Total loans	$2,880	$114	$6,565	$1,947	87	$11,506	$227	$843

(1)	Loan forgiveness related to loans modified in TDRs for both the three and six months ended June 30, 2015 totaled $187 thousand.

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

On an ongoing basis, the Company monitors the performance of TDRs to their modified terms. The following table presents the number of loans modified in TDRs during the previous 12 months for which there was payment default during the three and six months ended June 30, 2016 and 2015, including the recorded investment as of June 30, 2016 and 2015.  A payment on a TDR is considered to be in default once it is greater than 30 days past due.

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	Total number of loans	Total recorded investment at June 30, 2016	Charged off following a subsequent default	Total number of loans	Total recorded investment at June 30, 2016	Charged off following a subsequent default
Commercial real estate	4	$202	$—	5	$520	$—
Residential real estate	9	920	2	11	952	2
Commercial and industrial	2	219	—	2	219	—
Consumer	3	29	—	3	29	3
Total loans	18	$1,370	$2	21	$1,720	$5

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	Total number of loans	Total recorded investment at June 30, 2015	Charged off following a subsequent default	Total number of loans	Total recorded investment at June 30, 2015	Charged off following a subsequent default
Commercial real estate	12	$2,942	$144	12	$2,942	$218
Residential real estate	17	1,812	—	21	1,986	29
Commercial and industrial	4	125	—	4	125	—
Total loans	33	$4,879	$144	37	$5,053	$247

At June 30, 2016, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $172 thousand.

The terms of certain other loans that were modified during the three months ended June 30, 2016 and 2015 that did not meet the definition of a TDR generally involved a modification of the terms of a loan to borrowers who were not deemed to be experiencing financial difficulties or a loan accounted for under ASC 310-30 that did not result in a lower effective yield than at the date of acquisition after the modification in association with consideration of qualitative factors included within ASC 310-40. The evaluation of whether or not a borrower is deemed to be experiencing financial difficulty is completed during loan committee meetings at the time of the loan approval.

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

Commercial real estate, commercial and industrial and real estate construction loans by credit risk category were as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial real estate	$1,523,429	$67,230	$71,131	$—	$1,661,790
Commercial and industrial	1,183,709	47,053	51,879	—	1,282,641
Real estate construction	253,944	367	2,800	—	257,111
Total	$2,961,082	$114,650	$125,810	$—	$3,201,542
December 31, 2015
Commercial real estate	$1,408,238	$60,130	$99,343	$386	$1,568,097
Commercial and industrial	1,177,354	24,129	55,923	—	1,257,406
Real estate construction	235,479	259	5,865	—	241,603
Total	$2,821,071	$84,518	$161,131	$386	$3,067,106

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

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2016
Residential real estate	$1,658,769	$15,846	$1,674,615
Consumer	171,859	98	171,957
Total	$1,830,628	$15,944	$1,846,572
December 31, 2015
Residential real estate	$1,529,409	$18,390	$1,547,799
Consumer	191,589	206	191,795
Total	$1,720,998	$18,596	$1,739,594

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

For loans not accounted for under ASC 310-30, the Company individually assesses for impairment all nonaccrual loans and TDRs.

Information as to impaired loans individually evaluated for impairment is as follows:

(Dollars in thousands)	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Contractual principal balance	Related allowance
June 30, 2016
Loans individually evaluated for impairment
Commercial real estate	$9,930	$21,697	$31,627	$48,806	$2,595
Residential real estate	13,984	10,330	24,314	31,474	2,168
Commercial and industrial	16,890	3,711	20,601	28,840	554
Real estate construction	180	289	469	1,140	68
Consumer	258	158	416	655	63
Total loans individually evaluated for impairment	$41,242	$36,185	$77,427	$110,915	$5,448
December 31, 2015
Loans individually evaluated for impairment
Commercial real estate	$12,506	$19,632	$32,138	$46,099	$2,647
Residential real estate	13,304	10,835	24,139	30,409	2,729
Commercial and industrial	11,661	13,445	25,106	27,883	2,577
Real estate construction	402	431	833	1,369	158
Consumer	319	129	448	789	36
Total loans individually evaluated for impairment	$38,192	$44,472	$82,664	$106,549	$8,147

	For the three months ended June 30, 2016		For the six months ended June 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Loans individually evaluated for impairment
Commercial real estate	$33,145	$842	$34,228	$1,541
Residential real estate	24,775	326	25,220	663
Commercial and industrial	22,502	350	23,528	537
Real estate construction	474	9	552	18
Consumer	427	10	439	20
Total loans individually evaluated for impairment	$81,323	$1,537	$83,967	$2,779

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Loans individually evaluated for impairment
Commercial real estate	$38,208	$1,067	$38,774	$1,779
Residential real estate	28,903	400	29,080	674
Commercial and industrial	9,036	182	10,117	443
Real estate construction	1,422	76	1,474	104
Consumer	597	11	617	22
Total loans individually evaluated for impairment	$78,166	$1,736	$80,062	$3,022

Changes in the allowance for loan losses and the allocation of the allowance for loans were as follows:

Loans accounted for under ASC 310-30

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2016
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$8,352	$7,253	$1,078	$1,065	$101	$17,849
Transfer to loans excluded from ASC 310-30 accounting (1)	(459)	(8)	(3)	(98)	—	(568)
Provision (benefit) for loan losses	(834)	152	90	(208)	(44)	(844)
Gross charge-offs	(655)	(875)	(668)	(246)	(5)	(2,449)
Recoveries	1,117	393	463	116	15	2,104
Net (charge-offs) recoveries	462	(482)	(205)	(130)	10	(345)
Ending allowance for loan losses	$7,521	$6,915	$960	$629	$67	$16,092
For the six months ended June 30, 2016
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$11,030	$7,947	$1,487	$1,678	$124	$22,266
Transfer to loans excluded from ASC 310-30 accounting (1)	(542)	(66)	(27)	(325)	—	(960)
Provision (benefit) for loan losses	(2,091)	(1,361)	54	(589)	(80)	(4,067)
Gross charge-offs	(2,419)	(1,610)	(1,402)	(319)	(11)	(5,761)
Recoveries	1,543	2,005	848	184	34	4,614
Net (charge-offs) recoveries	(876)	395	(554)	(135)	23	(1,147)
Ending allowance for loan losses	$7,521	$6,915	$960	$629	$67	$16,092
For the three months ended June 30, 2015
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$14,281	$9,260	$3,119	$2,232	$168	$29,060
Transfer to loans excluded from ASC 310-30 accounting (1)	(295)	(68)	(215)	—	—	(578)
Provision (benefit) for loan losses	(1,924)	(660)	(2,296)	80	(54)	(4,854)
Gross charge-offs	(3,241)	(593)	(723)	(695)	(19)	(5,271)
Recoveries	3,937	660	2,616	134	50	7,397
Net (charge-offs) recoveries	696	67	1,893	(561)	31	2,126
Ending allowance for loan losses	$12,758	$8,599	$2,501	$1,751	$145	$25,754
For the six months ended June 30, 2015
Allowance for loan losses - loans accounted for under ASC 310-30:
Balance at beginning of period	$17,558	$9,674	$3,264	$2,030	$206	$32,732
Transfer to loans excluded from ASC 310-30 accounting (1)	(325)	(116)	(215)	—	—	(656)
Provision (benefit) for loan losses	(4,471)	290	(2,128)	311	64	(5,934)
Gross charge-offs	(7,512)	(2,157)	(1,401)	(1,226)	(214)	(12,510)
Recoveries	7,508	908	2,981	636	89	12,122
Net (charge-offs) recoveries	(4)	(1,249)	1,580	(590)	(125)	(388)
Ending allowance for loan losses	$12,758	$8,599	$2,501	$1,751	$145	$25,754
(1) Primarily due to loans restructured that qualify as TDRs.

Loans excluded from ASC 310-30 accounting

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
For the three months ended June 30, 2016
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$9,552	$6,289	$16,502	$1,210	$976	$34,529
Transfer in (1)	459	8	3	98	—	568
Provision (benefit) for loan losses	2,305	2,702	(2,871)	418	1,498	4,052
Gross charge-offs	(1,738)	(759)	(2,399)	(171)	(380)	(5,447)
Recoveries	680	781	245	30	56	1,792
Net (charge-offs) recoveries	(1,058)	22	(2,154)	(141)	(324)	(3,655)
Ending allowance for loan losses	$11,258	$9,021	$11,480	$1,585	$2,150	$35,494
For the six months ended June 30, 2016
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$8,388	$6,485	$14,831	$1,021	$962	$31,687
Transfer in (1)	542	66	27	325	—	960
Provision (benefit) for loan losses	2,832	2,371	(1,198)	208	1,951	6,164
Gross charge-offs	(2,148)	(1,314)	(2,643)	(198)	(884)	(7,187)
Recoveries	1,644	1,413	463	229	121	3,870
Net (charge-offs) recoveries	(504)	99	(2,180)	31	(763)	(3,317)
Ending allowance for loan losses	$11,258	$9,021	$11,480	$1,585	$2,150	$35,494
For the three months ended June 30, 2015
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$6,784	$5,777	$9,168	$528	$1,148	$23,405
Transfer in (1)	295	68	215	—	—	578
Provision (benefit) for loan losses	(4,192)	782	894	34	23	(2,459)
Gross charge-offs	(462)	(642)	(1,287)	(31)	(244)	(2,666)
Recoveries	6,165	600	1,347	120	62	8,294
Net (charge-offs) recoveries	5,703	(42)	60	89	(182)	5,628
Ending allowance for loan losses	$8,590	$6,585	$10,337	$651	$989	$27,152
For the six months ended June 30, 2015
Allowance for loan losses - loans excluded from ASC 310-30 accounting:
Balance at beginning of period	$7,234	$6,498	$7,149	$655	$904	$22,440
Transfer in (1)	325	116	215	—	—	656
Provision (benefit) for loan losses	(4,187)	523	3,937	(113)	454	614
Gross charge-offs	(1,620)	(1,539)	(2,693)	(43)	(530)	(6,425)
Recoveries	6,838	987	1,729	152	161	9,867
Net (charge-offs) recoveries	5,218	(552)	(964)	109	(369)	3,442
Ending allowance for loan losses	$8,590	$6,585	$10,337	$651	$989	$27,152
(1) Primarily due to loans restructured that qualify as TDRs.

Total loans

(Dollars in thousands)	Commercial real estate	Residential real estate	Commercial and industrial	Real estate construction	Consumer	Total
As of June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$2,595	$2,168	$554	$68	$63	$5,448
Collectively evaluated for impairment	8,663	6,853	10,926	1,517	2,087	30,046
Accounted for under ASC 310-30	7,521	6,915	960	629	67	16,092
Total allowance for loan losses	$18,779	$15,936	$12,440	$2,214	$2,217	$51,586
Balance of loans:
Individually evaluated for impairment	$31,627	$24,314	$20,601	$469	$416	$77,427
Collectively evaluated for impairment	1,416,436	1,408,276	1,241,231	248,763	163,262	4,477,968
Accounted for under ASC 310-30	213,727	242,025	20,809	7,879	8,279	492,719
Total loans	$1,661,790	$1,674,615	$1,282,641	$257,111	$171,957	$5,048,114
As of December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$2,647	$2,729	$2,577	$158	$36	$8,147
Collectively evaluated for impairment	5,741	3,756	12,254	863	926	23,540
Accounted for under ASC 310-30	11,030	7,947	1,487	1,678	124	22,266
Total allowance for loan losses	$19,418	$14,432	$16,318	$2,699	$1,086	$53,953
Balance of loans:
Individually evaluated for impairment	$32,138	$24,139	$25,106	$833	$448	$82,664
Collectively evaluated for impairment	1,285,462	1,249,815	1,207,576	229,987	181,930	4,154,770
Accounted for under ASC 310-30	250,497	273,845	24,724	10,783	9,417	569,266
Total loans	$1,568,097	$1,547,799	$1,257,406	$241,603	$191,795	$4,806,700

7. OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Changes in other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2016	$22,930	$5,329
Transfers in (1)	5,148	1,519
Capitalized expenditures	—	229
Payments received	—	(701)
Disposals	(10,774)	(871)
Write-downs	(1,964)	(607)
Change in valuation allowance	325	—
Balance at June 30, 2016	$15,665	$4,898

Balance at January 1, 2015	$38,908	$9,835
Additions due to acquisitions	1,260	—
Additions due to the adoption of ASU 2014-04 (2)	540	—
Transfers in (1)	17,821	847
Capitalized expenditures	—	2,681
Payments received	—	(2,854)
Disposals	(17,330)	(318)
Write-downs	(1,947)	(468)
Change in valuation allowance	—	(2,602)
Balance at June 30, 2015	$39,252	$7,121

(1)	Includes loans transferred to other real estate owned and other repossessed assets and transfers to other real estate owned due to branch or building operation closings/consolidations.

(2)
The Company adopted the provisions of FASB ASU No. 2014-04, “Reclassification of Residential Real Estate Collaterized Consumer Mortgage Loans Upon Foreclosure” (“ASU 2014-04”) utilizing the prospective transition method.

At June 30, 2016 and December 31, 2015, the Company had $465 thousand and $951 thousand, respectively, of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU 2014-04. In addition, there are $6.9 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of June 30, 2016.

Activity in the valuation allowance for other real estate owned and repossessed assets during the three and six months ended June 30, 2016 and 2015 is summarized below.

	Valuation allowance
(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended June 30, 2016
Beginning balance	$—	$5,104
Write-downs	—	—
Ending Balance	$—	$5,104
For the six months ended June 30, 2016
Beginning balance	$325	$5,104
Write-downs	(325)	—
Ending Balance	$—	$5,104
For the three months ended June 30, 2015
Beginning balance	$—	$2,819
Provision for valuation allowance	—	243
Ending Balance	$—	$3,062
For the six months ended June 30, 2015
Beginning balance	$—	$460
Provision for valuation allowance	—	2,602
Ending Balance	$—	$3,062

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended June 30, 2016
Net gain (loss) on sale	$1,132	$(89)
Write-downs	(755)	(296)
Net operating expenses	(276)	(72)
Total	$101	$(457)
For the six months ended June 30, 2016
Net gain (loss) on sale	$2,687	$(153)
Write-downs	(1,964)	(607)
Relief of valuation allowance	325	—
Net operating expenses	(652)	(156)
Total	$396	$(916)
For the three months ended June 30, 2015
Net gain (loss) on sale	$1,405	$(26)
Write-downs	(585)	(274)
Provision for valuation allowance	—	(243)
Net operating expenses	(713)	(38)
Total	$107	$(581)
For the six months ended June 30, 2015
Net gain (loss) on sale	$2,820	$(40)
Write-downs	(1,947)	(468)
Provision for valuation allowance	—	(2,602)
Net operating expenses	$(1,008)	$(63)
Total	$(135)	$(3,173)

8.  INTANGIBLE ASSETS

Core Deposit Intangibles

The Company recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 6.1 years as of June 30, 2016.

The table below presents the Company’s net carrying amount of CDIs.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Gross carrying amount	$23,068	$23,068
Accumulated amortization	(11,475)	(10,260)
Net carrying amount	$11,593	$12,808

Amortization expense recognized on CDIs was $603 thousand and $665 thousand for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively, included as a component of “Other expense” in the Consolidated Statements of Income.

Goodwill

The Company recorded goodwill in the amount of $3.5 million associated with the acquisition of First Huron completed on February 6, 2015. Goodwill is deemed to have an indefinite life and is not amortized but instead is subject to an annual review for impairment. The Company concluded that there was no impairment in the review completed during the year ended 2015. The next annual review for impairment will be completed in the fourth quarter of 2016.

9.  LOAN SERVICING RIGHTS

Loan servicing rights are created as a result of the Company’s mortgage banking origination activities, the purchase of mortgage servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in the Consolidated Balance Sheets.

The following table represents the activity for loan servicing rights and the related fair value changes.

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the three months ended June 30, 2016
Fair value, beginning of period	$431	$50,917	$51,348
Additions from loans sold with servicing retained	4	2,471	2,475
Changes in fair value due to:
Reductions from loans paid off during the period	(11)	(2,617)	(2,628)
Changes due to valuation inputs or assumptions(1)	(30)	(3,469)	(3,499)
Fair value, end of period	$394	$47,302	$47,696
For the six months June 30, 2016
Fair value, beginning of period	$475	$57,638	$58,113
Additions from loans sold with servicing retained	4	4,171	4,175
Changes in fair value due to:
Reductions from loans paid off during the period	(25)	(4,443)	(4,468)
Changes due to valuation inputs or assumptions (1)	(60)	(10,064)	(10,124)
Fair value, end of period	$394	$47,302	$47,696
Principal balance of loans serviced	$93,162	$5,636,916	$5,730,078
For the three months ended June 30, 2015
Fair value, beginning of period	$621	$53,788	$54,409
Additions from loans sold with servicing retained	—	2,933	2,933
Changes in fair value due to:
Reductions from loans paid off during the period	(24)	(1,570)	(1,594)
Changes due to valuation inputs or assumptions(1)	(17)	3,163	3,146
Fair value, end of period	$580	$58,314	$58,894
For the six months ended June 30, 2015
Fair value, beginning of period	$691	$69,907	$70,598
Additions from loans sold with servicing retained	—	5,848	5,848
Reduction from loans sold and servicing rights sold(2)		(12,702)	(12,702)
Changes in fair value due to:
Reductions from loans paid off during the period	(53)	(3,859)	(3,912)
Changes due to valuation inputs or assumptions (1)	(58)	(880)	(938)
Fair value, end of period	$580	$58,314	$58,894
Principal balance of loans serviced	$187,948	$5,835,932	$6,023,880

(1)	Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.

(2)	$12.7 million of servicing rights were sold during the six months ended June 30, 2015 in connection with the sale of $1.2 billion of principal balance of loans serviced.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of June 30, 2016 and December 31, 2015.

	Commercial Real Estate	Mortgage
As of June 30, 2016
Prepayment speed	0.00 - 50.00%	0.00-40.30%
Weighted average (“WA”) discount rate	18.48%	9.13%
WA cost to service/per year	$477	$61
WA ancillary income/per year	N/A	36
WA float range	0.56%	0.56-1.01%
As of December 31, 2015
Prepayment speed	0.00 - 50.00%	0.00 - 34.56%
WA discount rate	19.18%	9.13%
WA cost to service/per year	$472	$61
WA ancillary income/per year	N/A	36
WA float range	0.56%	0.56 - 1.68%

The Company realized total loan servicing fee income of $2.7 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $5.4 million and $5.1 million for the six months ended June 30, 2016 and
2015, respectively, recorded as a component of “Mortgage banking and other loan fees” in the Consolidated Statements of Income.

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

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$—	$2,578	$37,000	$105	$397
Total risk management purposes	37,000	—	2,578	37,000	105	397
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	135,027	—	1,303	105,711	—	38
Interest rate lock commitments	121,893	3,482	—	62,081	1,220	—
Customer-initiated derivatives	492,834	13,310	13,845	354,699	4,143	4,144
Total customer-initiated and mortgage banking activities	749,754	16,792	15,148	522,491	5,363	4,182
Total gross derivatives	$786,754	$16,792	$17,726	$559,491	$5,468	$4,579

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $758 thousand at June 30, 2016 and $208 thousand at December 31, 2015.

In the normal course of business, the Company may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Net gain on sales of loans” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the three months ended June 30,		For the the six months ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2016	2015	2016	2015
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans	$(693)	$1,473	$(1,265)	$1,666
Interest rate lock commitments	Net gain on sale of loans	574	(1,620)	2,262	542
Customer-initiated derivatives	Other noninterest income	(298)	(122)	(534)	(38)
Total gain (loss) recognized in income		$(417)	$(269)	$463	$2,170

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other non interest income (Ineffective portion)
For the three months ended June 30, 2016
Interest rate swaps designated as cash flow hedges	$(900)	$(147)	$—
For the three months ended June 30, 2015
Interest rate swaps designated as cash flow hedges	$558	$(104)	$—
For the six months ended June 30, 2016
Interest rate swaps designated as cash flow hedges	$(2,581)	$(295)	$—
For the six months ended June 30, 2015
Interest rate swaps designated as cash flow hedges	$233	$(192)	$—

At June 30, 2016, the Company expected $569 thousand of unrealized losses to be reclassified as an increase to interest expense during the following 12 months.

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

				Gross amounts not offset in the statement of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statement of financial condition	Net amounts presented in the statement of financial position	Financial instruments	Collateral (received)/posted	Net Amount
June 30, 2016
Offsetting derivative assets
Derivative assets	$13,310	$—	$13,310	$(13,310)	$13,467	$13,467
Offsetting derivative liabilities
Derivative liabilities	16,423	—	16,423	(13,310)	3,113	—
December 31, 2015
Offsetting derivative assets
Derivative assets	$4,248	$—	$4,248	$(4,248)	$5,887	$5,887
Offsetting derivative liabilities
Derivative liabilities	4,541	—	4,541	(4,248)	293	—

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

The allowance for credit losses on lending-related commitments included $673 thousand and $622 thousand at June 30, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Company’s unused commitments and was recorded in “Other liabilities” in the Consolidated Balance Sheets.

A summary of the contractual amounts of the Company’s exposure to off-balance sheet risk is as follows:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$595,921	$750,086	$1,346,007	$658,268	$489,102	$1,147,370
Standby letters of credit	61,423	3,969	65,392	61,300	4,801	66,101
Total commitments	$657,344	$754,055	$1,411,399	$719,568	$493,903	$1,213,471

Contingencies and Guarantees

The Company has originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements.  These loans had an outstanding balance of $21.7 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively. The maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $20.5 million and $19.4 million at June 30, 2016 and December 31, 2015, respectively.  In the event of nonperformance, we have rights to the underlying collateral securing the loans.  As of June 30, 2016 and December 31, 2015, we had recorded a liability of $100 thousand and $125 thousand, respectively, in connection with the recourse agreements, recorded in “Other liabilities” in the Consolidated Balance Sheets.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties.  If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan.  These letters of credit are underwritten using the same policies and criteria applied to commercial loans.  Therefore, they represent the same risk to us as a loan to that commercial loan customer.  At June 30, 2016 and December 31, 2015, our standby letters of credit totaled $65.4 million and $66.1 million, respectively.

Representations and Warranties

In connection with our mortgage banking loan sales, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards.  We may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At June 30, 2016 and December 31, 2015, our liability recorded in connection with these representations and warranties totaled $1.6 million and $1.3 million, respectively.

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

12.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of the Company’s short-term borrowings and long-term debt.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
FHLB advances: 0.47% - 0.81% fixed-rate notes	$425,000	0.53%	$300,000	0.58%
FHLB advances: 0.21% variable-rate notes	50,000	0.21	—	—
Securities sold under agreements to repurchase: 0.10% variable-rate notes	13,460	0.10	18,998	0.10
Holding company line of credit: floating-rate based on one-month LIBOR plus 1.75%	37,500	2.21	30,000	2.18
Total short-term borrowings	525,960	0.61	348,998	0.69
Long-term debt:
FHLB advances: 0.59% - 7.44% fixed-rate notes due 2016 to 2027 (2)	227,190	1.65	393,851	1.34
Securities sold under agreements to repurchase: 4.11% - 4.30% fixed-rate notes due 2016 to 2037 (3)	53,975	4.19	54,800	4.19
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	10,938	2.88	10,865	2.65
Subordinated notes related to trust preferred securities: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,553	3.88	4,541	3.58
Total long-term debt	296,656	2.19	464,057	1.73
Total short-term borrowings and long-term debt	$822,616	1.18%	$813,055	1.28%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The June 30, 2016 balance includes advances payable of $223.9 million and purchase accounting premiums of $3.3 million. The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million.

(3)
The June 30, 2016 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.0 million. The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million.

(4)
The June 30, 2016 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.1 million.  The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $15.0 million and purchase accounting discounts of $4.1 million.

(5)
The June 30, 2016 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $447 thousand. The December 31, 2015 balance includes subordinated notes related to trust preferred securities of $5.0 million and purchase accounting discounts of $459 thousand.

Selected financial information pertaining to the components of our short-term borrowings is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
FHLB advances:
Average daily balance	$366,483	$33,517	$331,181	$26,022
Average interest rate during the period	0.53%	0.27%	0.59%	0.27%
Maximum month-end balance	$475,000	$200,000	$475,000	$200,000
Securities sold under agreement to repurchase:
Average daily balance	$19,166	$19,390	$19,526	$19,911
Average interest rate during the period	0.10%	0.10%	0.10%	0.10%
Maximum month-end balance	$21,661	$23,945	$21,980	$23,945
Federal funds purchased:
Average daily balance	$—	$—	$—	$696
Average interest rate during the period	N/A	N/A	N/A	0.31%
Maximum month-end balance	$—	$—	$—	$126,000
Holding company line of credit:
Average daily balance	$37,500	$22,912	$33,832	$16,271
Average interest rate during the period	2.19%	3.18%	2.19%	3.18%
Maximum month-end balance	$37,500	$30,000	$37,500	$30,000

Securities sold under agreements to repurchase represent funds deposited with banks by retail customers (short-term borrowings). Securities sold under agreements to repurchase are typically delivered to the counterparty when they are wholesale borrowings with brokerage firms (long-term debt). At maturity, the securities underlying the agreements are returned to the banks.  Securities sold under agreements to repurchase are additionally collateralized by residential mortgage-backed securities issued and/or guaranteed by U.S. government agencies or U.S. government sponsored enterprises with a carrying value of $60.3 million at June 30, 2016 which are not covered by FDIC insurance. The Company's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The remaining contract maturity, excluding purchase accounting adjustments, of securities sold under agreement to repurchase, both long-term and short-term, is as follows:

	June 30, 2016
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$13,460	$—	$10,000	$40,000	$63,460
Total borrowings	$13,460	$—	$10,000	$40,000	$63,460
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 10					$63,460

Talmer Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage-related assets to its members.  Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.  At June 30, 2016, FHLB advances were collateralized by $2.0 billion of commercial and mortgage loans, with $1.3 billion in the form of a blanket lien arrangement and $763.7 million under specific lien arrangements.  Based on this collateral, the Company is eligible to borrow up to an additional $141.0 million at June 30, 2016.

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

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax based on federal statutory rate	$8,924	35.0%	$9,004	35.0%	$16,821	35.0%	$13,860	35.0%
Effect of:
Tax exempt income	(787)	(3.1)	(644)	(2.6)	(1,549)	(3.2)	(1,275)	(3.2)
State taxes, net of federal benefit	204	0.8	194	0.8	384	0.8	460	1.2
Change in valuation allowance	(225)	(0.9)	—	—	(495)	(1.0)	—	—
Tax settlement with the Internal Revenue Service	—	—	—	—	(4,306)	(9.0)	—	—
Excess tax benefits (1)	(2,612)	(10.2)	—	—	(4,084)	(8.5)	—	—
Transaction costs	209	0.8	18	0.1	475	1.0	47	0.1
Other, net	(369)	(1.4)	(393)	(1.5)	(494)	(1.1)	(472)	(1.2)
Income tax expense	$5,344	21.0%	$8,179	31.8%	$6,752	14.0%	$12,620	31.9%
(1) Following the Company's early adoption of ASU 2016-09 in the second quarter of 2016, all excess tax benefits resulting from the exercise or settlement of share-based payment transactions are recognized directly into income tax expense. Refer to Note 1, "Basis of Presentation and Recently Adopted and Issued Accounting Standards" for further information.
During the six months ended June 30, 2016, the Company finalized a settlement with the Internal Revenue Service regarding First Place Financial Corp.'s deduction of bad debt expense incurred prior to the Company's acquisition of First Place Bank which resulted in a tax benefit of $4.3 million. Talmer Bank, as successor to First Place Bank, was granted court approval to act as substitute agent for the First Place Financial Corp. for the purposes of amending various returns, which ultimately favorably impacted the tax filings of Talmer Bank.

14.  STOCK-BASED COMPENSATION

The Company’s 2009 Equity Incentive Plan (the “Plan”), along with amendments made to the Plan, limits the number of shares issued or issuable to employees, directors and certain consultants at 9.8 million shares of common stock.  As of June 30, 2016, 1.5 million shares were available to be awarded under the Plan.

Stock Options

Options are granted with an exercise price equal to or greater than the fair market price of the Company’s Class A common stock at the date of grant.  The vesting and terms of option awards are determined by the Company’s Compensation Committee of the Board of Directors.  For the six months ended June 30, 2016 and 2015, there were no stock options granted.

Activity in the Plan during the six months ended June 30, 2016 is summarized below:

		Weighted average
	Number of shares (in thousands)	Exercise price per share	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2016	7,235	$6.97
Exercised (1)	(1,271)	6.98
Outstanding at June 30, 2016	5,964	6.97	5.20	$72,763
Options fully vested	5,964	6.97	5.20	72,763
Exercisable at June 30, 2016	5,964	6.97	5.20	72,763

(1)	Options exercised during the six months ended June 30, 2016 had a weighted average fair value of $18.13, at respective exercise dates.

The total intrinsic value of stock options exercised was $14.2 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.

Total cash received from option exercises during the six months ended June 30, 2016 and 2015 was $1.8 million and $210 thousand, respectively, resulting in the issuance of 259 thousand shares and 35 thousand shares, respectively.  During the six months ended June 30, 2016 and 2015, there were 518 thousand shares and 210 thousand shares, respectively, issued under the net-settlement option.  The tax benefit realized from option exercises during the six months ended June 30, 2016 and 2015 was $4.1 million and $1.4 million, respectively.

All of the Company’s stock options were fully vested prior to January 1, 2015 and there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.

Restricted Stock Awards

Under the Plan, the Company can grant restricted stock awards that vest upon completion of future service requirements or specified performance criteria.  The fair value of these awards is equal to the market price of the common stock at the date of grant.  The Company recognizes stock-based compensation expense for these awards over the vesting period, using the straight-line method, based upon the number of shares of restricted stock ultimately expected to vest.  Restricted stock awards granted to employees either vest in their entirety following a five-year service period or in one-third increments over a three-year service period. Restricted stock awards granted to directors vest over a one-year service period and additionally contain performance-based vesting conditions. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock award is forfeited, with certain exceptions.

The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested at January 1, 2016	726	$14.82
Granted	326	16.65
Vested	(17)	16.56
Forfeited	(23)	15.37
Nonvested at June 30, 2016	1,012	$15.36

The following table provides information regarding total expense for restricted stock awards:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Restricted stock expense related to employees (1)	$792	$441	$1,419	$739
Restricted stock expense related to directors (2)	53	74	124	127
Total restricted stock expense	$845	$515	$1,543	$866

(1) Included in "Salary and employee benefits" in the Consolidated Statements of Income.
(2) Included in "Professional fees" in the Consolidation Statements of Income.

As of June 30, 2016, the total compensation costs related to nonvested restricted stock that has not yet been recognized totaled $12.1 million and the weighted-average period over which these costs are expected to be recognized is 3.1 years. With respect to restricted stock awards with a five-year vesting term, in the event a change in control occurs, vesting of these restricted stock awards would be accelerated to the earlier of the one-year anniversary of the change in control event or the date the individual is terminated without cause by the Company or Talmer Bank (or any of their successors), or the date the individual terminates his or her employment for good reason, during the one-year period following the change in control. With respect to restricted stock awards with a three-year vesting term, vesting of these restricted stock awards would be accelerated if the individual was terminated by the Company or Talmer Bank (or any of their successors) without cause.

15. REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2016, the Company and its subsidiary bank met all capital adequacy requirements to which they are subject.

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

At June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized Talmer Bank and Trust as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a summary of actual and required capital amounts and ratios in accordance with current regulatory standards:

	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes Plus Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$753,175	13.3%	$453,001	8.0%	$488,392	8.6%	N/A	N/A
Talmer Bank and Trust	783,093	13.9	452,253	8.0	487,585	8.6	$565,316	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	699,266	12.4	254,813	4.5	290,204	5.1	N/A	N/A
Talmer Bank and Trust	729,184	12.9	254,392	4.5	289,724	5.1	367,455	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	699,266	12.4	339,751	6.0	375,142	6.6	N/A	N/A
Talmer Bank and Trust	729,184	12.9	339,189	6.0	374,522	6.6	452,253	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	699,266	10.6	265,150	4.0	265,150	4.0	N/A	N/A
Talmer Bank and Trust	729,184	10.9	267,869	4.0	267,869	4.0	334,837	5.0
December 31, 2015
Total capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	$718,666	13.0%	$442,170	8.0%	N/A	N/A	N/A	N/A
Talmer Bank and Trust	740,338	13.5	439,255	8.0	N/A	N/A	$549,068	10.0%
Common equity tier 1 capital
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	248,721	4.5	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	12.5	247,081	4.5	N/A	N/A	356,894	6.5
Tier 1 capital to risk-weighted assets
Talmer Bancorp, Inc. (Consolidated)	662,668	12.0	331,628	6.0	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	12.5	329,441	6.0	N/A	N/A	439,255	8.0
Tier 1 leverage ratio
Talmer Bancorp, Inc. (Consolidated)	662,668	10.2	259,694	4.0	N/A	N/A	N/A	N/A
Talmer Bank and Trust	684,340	10.5	259,784	4.0	N/A	N/A	324,730	5.0

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

During the three and six months ended June 30, 2016 and for the three months ended June 30, 2015, no dividends were paid, while for the six months ended June 30, 2015, $15.0 million were paid to the Company.

On July 11, 2016, a cash dividend on the Company’s Class A common stock of $0.05 per share was declared.  The dividend was paid on July 29, 2016, to the Company’s Class A common shareholders of record as of July 22, 2016.

16.  PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets - Parent Company

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$10,762	$12,581
Investment in subsidiary	802,483	750,713
Income tax benefit	10,189	8,504
Other assets	2,493	994
Total assets	$825,927	$772,792
Liabilities
Short-term borrowings	$37,500	$30,000
Long-term debt	15,491	15,406
Accrued expenses and other liabilities	3,961	2,171
Total liabilities	56,952	47,577
Shareholders’ equity	768,975	725,215
Total liabilities and shareholders’ equity	$825,927	$772,792

Statements of Income and Comprehensive Income - Parent Company

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Income
Dividend income from subsidiary	$—	$—	$—	$15,000
Other noninterest income	21	4	26	9
Total income	21	4	26	15,009
Expenses
Salary and employee benefits	1,927	1,671	3,615	2,892
Merger and acquisition expense	308	159	3,182	1,155
Professional service fees	287	491	802	868
Insurance expense	114	33	229	113
Marketing expense	32	35	47	49
Interest on short-term borrowings	208	187	375	261
Interest on long-term debt	202	182	400	344
Other	39	59	92	173
Total expenses	3,117	2,817	8,742	5,855
Income (loss) before income taxes and equity in undistributed net earnings of subsidiaries	(3,096)	(2,813)	(8,716)	9,154
Income tax benefit	3,812	1,082	7,098	1,735
Equity in undistributed earnings of subsidiaries	19,437	19,279	42,926	16,092
Net income	$20,153	$17,548	$41,308	$26,981
Total comprehensive income, net of tax	$24,429	$13,144	$49,311	$25,367

Statements of Cash Flows - Parent Company

	For the six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$41,308	$26,981
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(42,926)	(16,092)
Stock-based compensation expense	702	371
Increase in income tax benefit	(1,685)	(71)
(Increase) decrease in other assets, net	(1,499)	168
Increase (decrease) in accrued expenses and other liabilities, net	1,875	(4,194)
Net cash from operating activities	(2,225)	7,163
Cash flows from investing activities
Cash used in acquisitions	—	(13,323)
Refund of investment	—	2,225
Net cash used in investing activities	—	(11,098)
Cash flows from financing activities
Issuance of common stock and restricted stock awards	(418)	(127)
Repurchase of warrants to repurchase 2.5 million shares, at fair value	—	(19,892)
Cash dividends paid on common stock(1)	(6,676)	(1,415)
Draw on senior unsecured line of credit	7,500	30,000
Repayment of long-term debt	—	(3,500)
Net cash from financing activities	406	5,066
Net increase (decrease) in cash and cash equivalents	(1,819)	1,131
Beginning cash and cash equivalents	12,581	9,497
Ending cash and cash equivalents	$10,762	$10,628

(1)	$0.10 per share and $0.02 per share for the six months ended June 30, 2016 and 2015, respectively.

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

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$20,153	$17,548	$41,308	$26,981
Net income allocated to participating securities	313	174	583	211
Net income allocated to common shareholders (1)	$19,840	$17,374	$40,725	$26,770
Weighted average common shares - issued	67,050	71,006	66,776	70,814
Average unvested restricted share awards	(1,039)	(705)	(952)	(555)
Weighted average common shares outstanding - basic	66,011	70,301	65,824	70,259
Effect of dilutive securities
Employee and director stock options	3,996	4,339	4,048	4,174
Warrants	19	260	17	613
Weighted average common shares outstanding - diluted	70,026	74,900	69,889	75,046
EPS available to common shareholders
Basic	$0.30	$0.25	$0.62	$0.38
Diluted	$0.28	$0.23	$0.58	$0.36

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the average stock valuation is $19.25 per share and $16.14 per share for the three months ended June 30, 2016 and 2015, respectively, and the average stock valuation is $18.10 per share and $15.12 per share for the six months ended June 30, 2016 and 2015, respectively.

There were no outstanding antidilutive options or warrants during the three and six months ended June 30, 2016 and 2015.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax		Unrealized gains (losses) on cash flow hedges, net of tax		Total unrealized gains (losses), net of tax
For the three months ended June 30, 2016
Beginning balance	$8,312		$(1,186)		$7,126
Other comprehensive income (loss) before reclassifications	4,766		(585)		4,181
Amounts reclassified from accumulated other comprehensive income	—	(1)	95	(2)	95
Net current period other comprehensive income (loss)	4,766		(490)		4,276
Ending balance	$13,078		$(1,676)		$11,402
For the three months ended June 30, 2015
Beginning balance	$6,939		$(299)		$6,640
Other comprehensive income (loss) before reclassifications	(4,831)		362		(4,469)
Amounts reclassified from accumulated other comprehensive income	(3)	(1)	68	(2)	65
Net current period other comprehensive income (loss)	(4,834)		430		(4,404)
Ending balance	$2,105		$131		$2,236
For the six months ended June 30, 2016
Beginning balance	$3,589		$(190)		$3,399
Other comprehensive income (loss) before reclassifications	9,705		(1,677)		8,028
Amounts reclassified from accumulated other comprehensive income	(216)	(1)	191	(2)	(25)
Net current period other comprehensive income (loss)	9,489		(1,486)		8,003
Ending balance	$13,078		$(1,676)		$11,402
For the six months ended June 30, 2015
Beginning balance	$3,995		$(145)		$3,850
Other comprehensive income before reclassifications	(1,956)		151		(1,805)
Amounts reclassified from accumulated other comprehensive income	66	(1)	125	(2)	191
Net current period other comprehensive income (loss)	(1,890)		276		(1,614)
Ending balance	$2,105		$131		$2,236

(1)
Amounts are included in “Net gain (loss) on sales of securities” in the Consolidated Statements of Income within total noninterest income, and were net gains of $0 thousand and $6 thousand for the three months ended June 30, 2016 and 2015, respectively, and net gains of $333 thousand and net losses of $101 thousand for the six months ended June 30, 2016 and 2015, respectively. Income tax expense associated with the reclassification adjustments for the three months ended June 30, 2016 and 2015 was an expense of $0 thousand and $3 thousand, respectively, and for the six months ended June 30, 2016 and 2015 was an expense of $117 thousand and a benefit of $35 thousand, respectively, and are included in “Income tax provision” in the Consolidated Statements of Income.

(2)
Amounts are included in “Other brokered funds” in the Consolidated Statements of Income within total interest expense and were $147 thousand and $104 thousand for the three months ended June 30, 2016 and 2015, respectively, and $295 thousand and $192 thousand for the six months ended June 30, 2016 and 2015, respectively. Income tax benefit associated with the reclassification adjustment for the three months ended ended June 30, 2016 and 2015 was $52 thousand and $36 thousand, respectively, and $104 thousand and $67 thousand for the six months ended June 30, 2016 and 2015, respectively, and were included in “Income tax provision” in the Consolidated Statements of Income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion describes our results of operations for the three and six months ended June 30, 2016 and June 30, 2015 and also analyzes our financial condition as of June 30, 2016 as compared to December 31, 2015. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2015 Annual Report on Form 10-K.
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

Business Overview

Talmer Bancorp, Inc. is a bank holding company headquartered in Troy, Michigan.  Between April 30, 2010 and June 30, 2016, we successfully completed eight acquisitions totaling $6.0 billion in assets and $6.1 billion in liabilities.  Through our wholly-owned subsidiary bank, Talmer Bank, we are a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals primarily within Southeastern Michigan, Western Michigan and in smaller communities in Northeastern Michigan, as well as Northeastern Ohio, Chicago, Illinois, Northern Indiana, and Las Vegas, Nevada.

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

On February 6, 2015, we closed on the acquisition of First Huron acquiring $228.3 million in assets at fair value, including $162.3 million in loans, net of unearned income and $34.0 million in investment securities.  We also acquired $218.4 million of liabilities at fair value, including $201.5 million of retail deposits and $13.1 million of debt.
Pending Merger
On January 25, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chemical Financial Corporation ("Chemical"), a Michigan corporation. The Merger Agreement has been approved by both Chemical's and the Company's shareholders, and is subject to regulatory approval and the satisfaction of other customary closing conditions.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will be merged with and into Chemical, with Chemical as the surviving corporation (the “Merger”). After completion of the Merger, Chemical intends to consolidate Talmer Bank with and into Chemical Bank, Chemical's wholly-owned subsidiary bank, with Chemical Bank as the surviving institution.
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
Financial Overview
As of June 30, 2016, our total assets were $6.9 billion, our net total loans were $5.0 billion, our total deposits were $5.3 billion and our total shareholder’s equity was $769.0 million.

As of June 30, 2016, we had $5.0 billion in total loans, compared to $4.8 billion at December 31, 2015. Approximately 75.3% of our total loans at June 30, 2016 were generated through non-acquisition growth, compared to 70.3% of our total loans at December 31, 2015 and 63.6% of our total loans at June 30, 2015.  Of the $5.0 billion in total loans at June 30, 2016, $1.2 billion, or 24.7%, consisted of loans we acquired in transactions discussed above (all of which were adjusted to their estimated fair values at the time of acquisition).

We had net income of $41.3 million for the six months ended June 30, 2016, compared to $27.0 million for the six months ended June 30, 2015.  During the six months ended June 30, 2016 we incurred $3.2 million of transaction and integration related expenses related to the pending merger with Chemical.  Net income for the six months ended June 30, 2015, included $3.8 million of transaction and integration related expenses primarily related to the acquisition of First Huron.  We completed the operational integrations of both Talmer West Bank and First Huron in February 2015 and we completed the charter consolidation of Talmer West Bank into Talmer Bank in August 2015.

In this report, we refer to our eight completed acquisitions collectively as the “acquisitions.” We refer to our loans acquired in our acquisitions as “acquired loans.”

Economic Overview
Gross Domestic Product (“GDP”) growth in the first quarter of 2016 increased 1.1% compared to growth of 1.4% in fourth quarter of 2015 and growth of 2.1% in the fourth quarter of 2014, as indicated by the Bureau of Economic Analysis report published by the U.S. Department of Commerce. According to the U.S. Bureau Labor Statistics, the unemployment rate (seasonally adjusted) continued to fall to 4.7% as of May 31, 2016, down from 5.0% as of December 31, 2015 and 5.6% as of December 31, 2014.

Total existing home sales in the U.S., as indicated by the National Association of Realtors, showed mixed signs with existing home sales at a seasonally adjusted 4.8 million units for the rolling twelve months ended April 30, 2016, up 3.0% from the rolling twelve month total of 4.6 million units as of April 30, 2015. Inventory levels were at a 4.3 months’ supply, or 1.7 million units, as of April 30, 2016, compared to a 4.5 months’ supply as of April 30, 2015. New home sales were up to a seasonally adjusted annual rate of 522 thousand units as of April 30, 2016, up 6.5% from 490 thousand as of April 30, 2015. Inventory for new homes increased to a 5.6 months’ supply as of April 30, 2016 versus a 5.0 month supply as of April 30, 2015, while the median sales price of new homes increased 1.6% to $298 thousand for the same period. Home values of existing homes, as indicated by the Case-Shiller 20 city index (seasonally adjusted), showed an increase of 5.4% from April 2015 to April 2016. The pace of increasing values has increased from the April 2015 year-over-year increase of 4.9%.

Bankruptcy filings, per the U.S. Court Statistics, also improved with total filings down 9.9% for the 12 months ending December 31, 2015, compared to the 12 months ending December 31, 2014, with business filings down 8.3% and personal filings down 9.9% for the period. It should be noted that the pace of reduction has slowed, and that business filings in Northern Illinois and Ohio were up 0.7% and 0.3%, respectively.
According to McGraw-Hill Financials compilation of Residential Real Estate Statistics, overall mortgage industry performance saw improvement with prime mortgage delinquency falling to 2.81% as of March 31, 2016 versus 2.83% as of December 31, 2015 and 3.25% as of December 31, 2014, according to the Mortgage Bankers Association. New foreclosures on prime loans fell to 0.19% as of March 31, 2016, down from 0.24% as of December 31, 2015 and 0.28% as of December 31, 2014. According to S&P Indices, first mortgages in default were at 0.63% as of May 30, 2016, down from 0.84% as of December 31, 2015 and 1.02% as of December 31, 2014. The continued improvements are supported by a decrease in the affordability index (the ratio between mortgage payments and average income), which decreased 1.9% as of April 30, 2016 to 170.1. The overall consumer confidence index was at 96.1 as of April 30, 2016, down slightly from 96.5 as of December 31, 2015 and 101.4 as of April 30, 2015.
According to the Beige Book published by the Federal Reserve Board in May 2016, overall economic activity was improved. The Fourth (Cleveland) Federal Reserve District and the Seventh (Chicago) Federal Reserve District reported modest growth and the Twelfth District (San Francisco) reported moderate growth.
The economy in the Cleveland District grew at a modest pace since the Federal Reserve Board's last report dated March 2016. Manufacturing output increased at a slow rate. The housing market improved, with higher unit sales and higher prices. Nonresidential contractors reported that construction pipelines are strong and backlogs continue to grow. Retailers experienced disappointing sales during March and into April. Motor vehicle sales moved slightly higher. Commercial and retail credit conditions expanded slowly. Oil and gas exploration remains depressed, while investment in pipeline projects moved forward. Freight volume trended lower. Reports indicated a modest increase in manufacturing output on net. Activity for suppliers to the motor vehicle, aerospace, commercial construction, and housing industries remains elevated. Key factors tempering output growth include a depressed energy sector and slow growth in business fixed investment. It was also noted that uncertainty about the general economy motivated producers and their customers to keep inventories at low levels. Year-to-date production through April 2016 at the Cleveland District auto assembly plants declined 1.4% when compared to the same time period during 2015. Estimates of single-family construction starts rose moderately over the period. New-home contracts remain concentrated in the move-up price point categories, though reports indicated rising activity across lower price points. New-home list prices held steady over the period. Homebuilders and real estate agents expect stability or further improvement in housing markets during the upcoming months. Nonresidential contractors said that business conditions remain favorable. They reported an increase in the number of publicly funded and industrial projects. The former was attributed to last December’s passage of the congressional five-year highway bill.

Growth in economic activity in the Chicago District slowed to a modest pace in April and early May of 2016, tempering optimism about growth over the next six to 12 months. Business spending and manufacturing production grew at a modest pace, while consumer spending grew at a moderate pace. Construction and real estate activity edged up and financial conditions improved marginally. Price and wage pressures tightened some, but remained mild overall. Corn and soybean prices rose, improving farmers’ earnings prospects. Growth in consumer spending picked up to a moderate pace over the reporting period. Contacts in Michigan indicated that sales were the best they had seen in over a year. Retailers reported stronger sales in the apparel, lawn and garden, furniture, and hospitality sectors, and weaker sales in the jewelry, toys, and electronics sectors. Sales of new and used light vehicles remained robust and strengthened further in recent weeks, helped by more generous incentives. Leasing activity was especially strong. Average overall transaction prices moved higher as the vehicle mix continued to shift toward larger, more expensive vehicles, and because of greater demand for high-tech options. Growth in business spending slowed to a modest pace in April and early May of 2016. Retail inventories were generally at desirable levels, with many contacts reporting boosting stocks in anticipation of strong summer sales. Used car inventories were low, despite a large number of vehicles coming off leases. Manufacturing inventories also were generally at desirable levels, though steel service center inventories were slightly lower than normal. The pace of current capital expenditures slowed to a more modest rate as did expectations for future spending. Outlays were primarily for replacing IT and industrial equipment. Construction and real estate activity edged up over the reporting period. Residential construction rose slightly, with growth concentrated in the single- family and suburban markets. Home sales increased across most locations and markets, most notably in urban areas and in the market for existing homes. Sales were particularly strong for homes under $250,000.

Economic activity in the San Francisco District grew at a moderate pace during the reporting period of early April through mid-May of 2016. Overall price inflation was modest, while wage pressures picked up. Sales of retail goods grew slightly, while activity in the consumer and business services sector expanded at a moderate pace. Demand for manufacturing products was largely flat. Activity in the agriculture sector expanded somewhat. Residential and commercial real estate market activity continued to expand at a robust pace. Lending activity grew moderately. Real estate market activity grew at a robust pace across most of the San Francisco District. Demand for residential real estate remained strong for both multifamily and single-family units. Growth in the construction of multifamily units continued to outpace that for single-family units. Construction lead times of up to six months for multifamily projects in some urban areas constrained by shortages of skilled labor and building materials was noted. Building permits for all types of residential construction picked up in most parts of the San Francisco District. Demand for commercial real estate expanded further, most notably in urban areas with robust technology and health-care services industries.

The economy in the state of Michigan noted slow improvements during the first 5 months of 2016. The unemployment rate, as indicated by the U.S. Bureau of Labor Statistics, fell to 4.7% as of May 31, 2016, down from 5.1% as of December 31, 2015 and 6.4% as of December 31, 2014. Other improvements included a 7.5% decline in total bankruptcies, per the U.S. Court Statistics, during the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014.
As of June 30, 2016, $1.7 billion, or 33.8% of our total loans are to businesses and consumers in the Detroit-Warren-Dearborn metropolitan statistical area (“MSA”), which includes Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan. Unemployment in the Detroit-Warren-Livonia MSA, as indicated by the U.S. Bureau of Labor Statistics, was revised for years 2010 - 2016 in April, 2016. Levels were down at 5.7% as of May 31, 2016, down from the revised figure of 6.3% as of December 31, 2015, and down from the revised figure of 7.3% at December 31, 2014. The Detroit MSA showed an increase in home prices as reported in the Case-Shiller index (seasonally adjusted) of 6.3% for the rolling 12 months ending April 30, 2016 versus an increase of 4.1% for the 12 months ending April 30, 2015. As of June 30, 2016, approximately $68.5 million, or less than two percent, of our loan portfolio were loans to borrowers located in the city of Detroit.
The Ohio economy also showed mixed signs of recovery. Unemployment was up slightly at 5.1% as of May 31, 2016, compared to 4.8% as of December 31, 2015, but flat from 5.1% as of December 31, 2014. The Cleveland MSA showed unemployment of 5.1% as of May 31, 2016, up from 4.0% as of December 31, 2015 but down from 5.2% as of December 31, 2014. Bankruptcies in Ohio, per the U.S. Court Statistics, were down 6.2% during the 12 months ending December 31, 2015 when compared to the 12 months ending December 31, 2014. However, new business bankruptcies increased 0.3% during the same period. The Case-Shiller index for the Cleveland market indicates housing prices were up 2.7% for the 12 month period ending April 30, 2016, versus 1.4% increase for the 12 months ending April 30, 2015.
The Illinois economy also showed mixed signs of recovery. Unemployment was up at 6.4% as of May 31, 2016, compared to 6.1% as of December 31, 2015 and 6.2% as of December 31, 2014. Unemployment in the Chicago MSA decreased to 5.5% as of May 31, 2016, compared to 5.7% as of both December 31, 2015 and December 31, 2014. Bankruptcies in the Northern Illinois region were down 6.1% for the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014. However, business filings were up 0.7% for the same period. Home values, as indicated by the Case-Shiller index for the Chicago MSA were up 3.0% for the twelve-month period ending April 30, 2016, compared to a 2.4% increase for the 12 months ending April 30, 2015.

The Indiana economy continued to recover. The unemployment rate was up at 5.0% as of May 31, 2016, compared to 4.6% as of December 31, 2015, but down from 5.9% as of December 31, 2014. Unemployment in the Elkhart MSA was down at 3.5% as of May 31, 2016 compared to 3.6% as of December 31, 2015, and down from 5.1% as of December 31, 2014. In addition, personal and business bankruptcy filings in Northern Indiana, per the U.S. Court Statistics, for the 12 months ending December 31, 2015 was down 7.1% compared to the 12 months ending December 31, 2014. Indiana real estate values have improved slightly according to statistics from Zillow with prices increasing 0.3% for the 12 months ending June 30, 2016.
The Nevada economy also showed signs of gradual recovery. Unemployment was down at 6.1% as of May 31, 2016 compared to 6.3% as of December 31, 2015 and down from 7.0% as of December 31, 2014. Unemployment in the Las Vegas MSA was up slightly at 6.4% as of May 31, 2016 versus 6.2% as of December 31, 2015, but down from 7.0% as of December 31, 2014. Bankruptcies in the Nevada region, according to Department of Justice reports, were down 16.0% for the 12 months ending December 31, 2015 compared to the 12 months ending December 31, 2014. Home values, as indicated by the Case-Shiller index for the Las Vegas market were up 5.7% for the 12 months ending April 30, 2016, versus an increase of 6.3% for the 12 months ending April 30, 2015.
Summary of Acquisition Accounting

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), ASC Topic 805, “Business Combinations” (“ASC 805”), and ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"). The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC indemnification asset require significant judgment and complexity.
At the time of each respective acquisition, we determine the fair value of our acquired loans on a loan by loan basis by dividing the loans into two categories: (1) specifically reviewed loans - loans where the future cash flows are estimated based on a specific review of the loan, and (2) non-specifically reviewed loans - loans where the future cash flows for each loan are estimated using an automated cash flow calculation model. For specifically reviewed loans, a designated group of credit officers, specialized in loan workouts and credit quality assessment, work with personnel from the acquired institution to review borrower cash payment activity, current appraisals, loan write ups, and watch list reports (including the current past due status and risk ratings assigned) to estimate future cash flows on the acquired loans. The estimated future cash flows are then discounted to determine initial fair value. For our acquisitions of First Banking Center and Peoples State Bank approximately 60% of the acquired loan portfolios were specifically reviewed for each of these acquisitions. For our acquisitions of CF Bancorp and Talmer West Bank approximately 50% of the acquired loan portfolio was specifically reviewed. For our acquisitions of First Huron and First Place Bank approximately 35% and 30% of the acquired loan portfolio was specifically reviewed, respectively.
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
Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan. At the date of acquisition, the majority of loans acquired in the CF Bancorp, First Banking Center, People State Bank and Community Central Bank acquisitions, as well as approximately 30% of the loans acquired in our acquisition of First Place Bank, approximately 40% of the loans acquired in our acquisition of Talmer West Bank and approximately 25% of the loans acquired in our acquisition of First Huron were accounted for under ASC 310-30 as purchased credit impaired loans. We account for all purchased credit impaired loans on a loan by loan basis. We recognize the expected shortfall of expected future cash flows on these loans, as compared to the contractual amount due, as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as accretable yield. The accretable yield includes both the expected coupon of the loan and the discount accretion. We recognize accretable discount as interest income over the expected remaining life of the purchased credit impaired loan using a method that approximates the level yield method.
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
Acquired loans that are paid in full or are otherwise settled results in accelerated recognition of any remaining loan discount through “Accelerated discount on acquired loans” in our Consolidated Statements of Income in the period. If such loans were covered by FDIC loss share agreements ("FDIC covered loans"), any remaining FDIC indemnification asset no longer expected to be received was also written off through “Accelerated discount on acquired loans” in our Consolidated Statements of Income in the corresponding period.

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

Financial Results

We had net income for the three months ended June 30, 2016 of $20.2 million, or $0.28 per diluted average common share, compared to $17.5 million, or $0.23 per diluted average common share, for the same period ended June 30, 2015. The increase in net income for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, reflected an increase in net interest income of $7.8 million and decreases in noninterest expense of $7.4 million and income tax expense of $2.8 million, partially offset by an increase in provision for loan losses of $10.5 million and a decrease in noninterest income of $4.9 million. Core earnings per diluted average common share, a non-GAAP financial measure, were $0.28 per share for both the three months ended June 30, 2016 and 2015. Please see the section entitled "Reconciliation of Non-GAAP Financial Measures" for a discussion of this measure and a reconciliation of this measure to the most comparable GAAP measure.
We had net income for the six months ended June 30, 2016 of $41.3 million, or $0.58 per diluted average common share, compared to $27.0 million, or $0.36 per diluted average common share, for the same period ended June 30, 2015. The increase in net income for the six months ended June 30, 2016 of $14.3 million reflected decreases in noninterest expense of $15.7 million and income tax expense of $5.9 million and an increase in net interest income of $12.9 million, partially offset by a decrease in noninterest income of $12.7 million and an increase in provision for loan losses of $7.4 million. Core earnings per diluted average common share, a non-GAAP financial measure, were $0.59 per share for the six months ended June 30, 2016, compared to $0.48 per share for the six months ended June 30, 2015. Please see the section entitled "Reconciliation of Non-GAAP Financial Measures" for a discussion of this measure and a reconciliation of this measure to the most comparable GAAP measure.

Net Interest Income

Net interest income is the difference between interest income and yield-related fees earned on assets and interest expense paid on liabilities. Adjustments are made to the yields on tax-exempt assets in order to present tax-exempt income and fully taxable income on a comparable basis. The “Analysis of Net Interest Income-Fully Taxable Equivalent” tables within this financial review provide an analysis of net interest income for the three and six months ended June 30, 2016 and 2015. The “Rate/Volume Analysis” tables describe the extent to which changes in interest rates and changes in volume of earning assets and interest-bearing liabilities have affected our net interest income on a fully taxable equivalent (“FTE”) basis for the three and six months ended June 30, 2016 and 2015.
We had net interest income of $57.4 million for the three months ended June 30, 2016, an increase of $7.8 million from $49.6 million for the same period in 2015. The increase in net interest income in the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to a decrease of $8.5 million in negative accretion on the FDIC indemnification asset. The decrease in negative accretion on the FDIC indemnification asset was due to the early termination of our FDIC loss share agreements resulting in no further negative accretion beginning in the fourth quarter of 2015. Our net interest margin (FTE) for the three months ended June 30, 2016 increased 23 basis points to 3.73% from 3.50% for the comparable period in 2015. The increase in net interest margin was primarily due to the elimination of negative accretion on the FDIC indemnification asset, partially offset by the decline in the benefit provided by our higher yielding acquired loans, significantly comprised of purchased credit impaired loans, as the balances continue to run-off.
We had net interest income of $113.5 million for the six months ended June 30, 2016, an increase of $12.9 million from $100.6 million for the same period in 2015. The increase in net interest income in the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to a decrease of $17.8 million in negative accretion on the FDIC indemnification asset due to the early termination of our FDIC loss share agreements resulting in no further negative accretion beginning in the fourth quarter of 2015, partially offset by a decrease of $4.0 million in interest and fees on loans primarily the result of run-off of higher-yielding acquired loans. Our net interest margin (FTE) for the six months ended June 30, 2016 increased nine basis points to 3.73% from 3.64% for the comparable period in 2015. The increase in net interest margin was primarily due to the elimination of the negative accretion of the FDIC indemnification asset, partially offset by the decline in the benefit provided by our higher yielding acquired loans, significantly comprised of purchased credit impaired loans, as the balances continue to run-off.

Our net interest margin benefits from discount accretion on our purchased credit impaired loan portfolios, a component of our accretable yield. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. The accretable yield is recognized as interest income over the expected remaining life of the purchased credit impaired loan. For the three months ended June 30, 2016 and 2015, the yield on total loans was 4.66% and 5.14%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.09% and 4.28%, respectively. For the six months ended June 30, 2016 and 2015, the yield on total loans was 4.66% and 5.31%, respectively, while the yield on total loans generated using only the expected coupon (with respect to purchased credit impaired loans) would have been 4.08% and 4.43%, respectively. The difference between the actual yield earned on total loans and the yield generated based on the expected coupon (not including any interest income for loans in nonaccrual status) represents excess accretable yield. The decline in our total loan yield excluding the excess accretable yield was driven by the run-off of higher yielding acquired loans being replaced with new loans with lower, current market-competitive rates. The excess accretable yield benefited the net interest margin by 45 basis points and 46 basis points for the three and six months ended June 30, 2016, respectively, compared to 68 basis points and 70 basis points for the three and six months ended June 30, 2015, respectively.
Prior to our early termination of the FDIC loss share agreements in the fourth quarter of 2015, our net interest margin was also adversely impacted by the negative yield on the FDIC indemnification asset. Because our quarterly cash flow re-estimations continuously resulted in improvements in overall expected cash flows on FDIC covered loans, our expected payments from the FDIC under our loss share agreements declined, resulting in a negative yield on the FDIC indemnification asset, which partially offset the benefits provided by the excess accretable yield discussed above. The negative yield on the FDIC indemnification asset was 73.00% and 65.63% for the three and six months ended June 30, 2015, respectively. The combination of the excess accretable yield and the negative yield on the FDIC indemnification asset benefited net interest margin by nine basis points and six basis points for the three and six months ended June 30, 2015, respectively.
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Analysis of Net Interest Income — Fully Taxable Equivalent

	For the three months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest-earning balances	$77,778	$82	0.42%	$195,874	$117	0.24%
Federal funds sold and other short-term investments	225,555	600	1.07	152,593	269	0.71
Investment securities (3):
Taxable	618,994	3,414	2.22	527,632	2,375	1.81
Tax-exempt	296,355	2,053	3.64	250,765	1,658	3.52
Federal Home Loan Bank stock	29,621	312	4.23	20,380	224	4.40
Gross loans (4)	5,000,439	57,915	4.66	4,552,481	58,319	5.14
FDIC indemnification asset	—	—	—	46,971	(8,548)	(73.00)
Total earning assets	6,248,742	64,376	4.18%	5,746,696	54,414	3.84%
Non-earning assets:
Cash and due from banks	81,868			86,290
Allowance for loan losses	(51,471)			(51,033)
Premises and equipment	41,774			47,775
Core deposit intangible	11,886			14,465
Goodwill	3,524			3,524
Other real estate owned and repossessed assets	23,618			44,888
Loan servicing rights	51,580			55,986
FDIC receivable	—			6,830
Company-owned life insurance	109,354			104,327
Other non-earning assets	243,381			236,881
Total assets	$6,764,256			$6,296,629
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$846,243	$675	0.32%	$828,482	$382	0.19%
Money market and savings deposits	1,268,058	650	0.21	1,267,347	562	0.18
Time deposits	1,587,128	3,296	0.84	1,353,226	2,131	0.63
Other brokered funds	385,794	841	0.88	483,716	607	0.50
Short-term borrowings	423,149	678	0.64	75,819	209	1.10
Long-term debt	327,332	842	1.03	463,210	914	0.79
Total interest-bearing liabilities	4,837,704	6,982	0.58%	4,471,800	4,805	0.43%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits	1,111,039			976,044
FDIC clawback liability	—			28,087
Other liabilities	56,409			62,414
Shareholders’ equity	759,104			758,284
Total liabilities and shareholders’ equity	$6,764,256			$6,296,629
Net interest income		$57,394			$49,609
Interest spread			3.60%			3.41%
Tax equivalent effect			0.04%			0.04%
Net interest margin on a fully tax equivalent basis			3.73%			3.50%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $625 thousand and $540 thousand on tax-exempt securities for the three months ended June 30, 2016 and 2015, respectively, using the statutory tax rate of 35%.

(3)
For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Includes nonaccrual loans.

	For the six months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning assets:
Interest earning balances	$110,435	$266	0.48%	$176,459	$203	0.23%
Federal funds sold and other short-term investments	206,035	1,068	1.04	125,159	434	0.70
Investment securities (3):
Taxable	612,951	6,654	2.18	510,948	4,698	1.85
Tax-exempt	289,840	4,044	3.67	243,657	3,273	3.54
Federal Home Loan Bank stock	29,621	624	4.24	20,529	469	4.61
Gross loans (4)	4,932,520	114,275	4.66	4,491,749	118,257	5.31
FDIC indemnification asset	—	—	—	54,685	(17,798)	(65.63)
Total earning assets	6,181,402	126,931	4.17%	5,623,186	109,536	3.96%
Non-earning assets:	0			0	0
Cash and due from banks	84,771			88,729
Allowance for loan losses	(53,174)			(52,145)
Premises and equipment	42,518			48,074
Core deposit intangible	12,202			14,334
Goodwill	3,524			2,803
Other real estate owned and repossessed assets	25,443			46,715
Loan servicing rights	53,891			58,074
FDIC receivable	—			6,155
Company-owned life insurance	108,491			102,634
Other non-earning assets	242,862			235,798
Total assets	$6,701,930			$6,174,357
Interest-bearing liabilities:	0			0
Deposits:
Interest-bearing demand deposits	$850,599	$1,076	0.25%	$800,487	$672	0.17%
Money market and savings deposits	1,281,169	1,317	0.21	1,239,805	1,033	0.17
Time deposits	1,598,384	6,410	0.81	1,308,911	3,958	0.61
Other brokered funds	341,173	1,459	0.86	536,186	1,230	0.46
Short-term borrowings	384,539	1,335	0.70	62,900	288	0.92
Long-term debt	372,272	1,842	1.00	432,786	1,714	0.80
Total interest-bearing liabilities	4,828,136	13,439	0.56%	4,381,075	8,895	0.41%
Noninterest-bearing liabilities and shareholders’ equity:				0	0
Noninterest-bearing demand deposits	1,068,818			948,856
FDIC clawback liability	—			27,600
Other liabilities	57,234			58,004
Shareholders’ equity	747,742			758,822
Total liabilities and shareholders’ equity	$6,701,930			$6,174,357
Net interest income		$113,492		0	$100,641
Interest spread			3.61%		0	3.55%
Tax equivalent effect			0.04%			0.03%
Net interest margin on a fully tax equivalent basis			3.73%			3.64%

(1)	Interest income is shown on an actual basis and does not include taxable equivalent adjustments.

(2)
Average rates are presented on an annual basis and include a taxable equivalent adjustment to interest income of $1.2 million and $1.0 million on tax-exempt securities for the six months ended June 30, 2016 and 2015, respectively, using the statutory tax rate of 35%.

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

	For the three months ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest-earning assets
Interest-earning balances	$59	$(94)	$(35)
Federal funds sold and other short-term investments	171	160	331
Investment securities:
Taxable	587	452	1,039
Tax-exempt	82	313	395
FHLB stock	(10)	98	88
Gross loans	(5,864)	5,460	(404)
FDIC indemnification asset (1)	—	8,548	8,548
Total interest income	(4,975)	14,937	9,962
Interest-bearing liabilities
Interest-bearing demand deposits	285	8	293
Money market and savings deposits	88	—	88
Time deposits	755	410	1,165
Other brokered funds	376	(142)	234
Short-term borrowings	(121)	590	469
Long-term debt	236	(308)	(72)
Total interest expense	1,619	558	2,177
Change in net interest income	$(6,594)	$14,379	$7,785
(1) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreements and, therefore eliminating the remaining balance on our FDIC indemnification asset and any further negative accretion on such asset.

	For the six months ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest earning assets
Interest earning balances	$160	$(97)	$63
Federal funds sold and other short-term investments	275	359	634
Investment securities:
Taxable	929	1,027	1,956
Tax-exempt	131	640	771
FHLB stock	(39)	194	155
Gross loans	(14,960)	10,978	(3,982)
FDIC indemnification asset (1)	—	17,798	17,798
Total interest income	(13,504)	30,899	17,395
Interest-bearing liabilities
Interest-bearing demand deposits	360	44	404
Money market and savings deposits	249	35	284
Time deposits	1,461	991	2,452
Other brokered funds	791	(562)	229
Short-term borrowings	(86)	1,133	1,047
Long-term debt	389	(261)	128
Total interest expense	3,164	1,380	4,544
Change in net interest income	$(16,668)	$29,519	$12,851
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

 The provision for loan losses was $3.2 million for the three months ended June 30, 2016, compared to a net benefit for loan losses of $7.3 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recorded a provision for loan losses of $2.1 million, compared to a net benefit for loan losses of $5.3 million for the six months ended June 30, 2015. The allowance for loan losses was $51.6 million, or 1.02% of total loans at June 30, 2016, compared to $54.0 million, or 1.12% of total loans at December 31, 2015. The provision for loan losses on total loans for the three months ended June 30, 2016 primarily reflects additional provision expense recorded due to new loan originations, impairment recorded as a result of our re-estimation of cash flows for purchased credit impaired loans and the shift in the current economic outlook. The provision for loan losses on total loans for the six months ended June 30, 2016 primarily reflects additional provision expense recorded due to new loan originations and the shift in the current economic outlook. The decrease in the allowance for loan losses in the six months ended June 30, 2016 was primarily due to credit recoveries on acquired loans that were paid off, increases in collateral and cash flow expectations on loans individually evaluated for impairment and reductions in the percentage of nonperforming loans to total loans.

We recorded impairment related to the re-estimations of cash flows on purchased credit impaired loans of $522 thousand and net impairment relief of $441 thousand for the three and six months ended June 30, 2016, respectively, compared to impairment of $2.6 million and $5.2 million for the three and six months ended June 30, 2015, respectively. The re-estimations also resulted in improvements in gross cash flow expectations on purchased credit impaired loans of $9.6 million and $25.4 million for the three and six months ended June 30, 2016, respectively, and $21.6 million and $51.1 million for the three and six months ended June 30, 2015, respectively, which will be recognized prospectively as an increase in the accretable yield and accreted into interest income over the expected remaining life of the related purchased credit impaired loan.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Noninterest income
Deposit fee income	$2,420	$2,561	$4,817	$4,881
Mortgage banking and other loan fees:
Changes in loan servicing rights fair value due to valuation inputs or assumptions (1)	(3,499)	3,146	(10,124)	(938)
Other	1,134	1,552	3,879	4,375
Total mortgage banking and other loans fees	(2,365)	4,698	(6,245)	3,437
Net gain on sales of loans	7,588	8,748	12,826	17,366
Accelerated discount on acquired loans	5,076	7,444	10,128	15,642
Net gain (loss) on sales of securities	—	6	333	(101)
Company-owned life insurance	795	856	1,545	1,596
FDIC loss share income (2)	—	(5,928)	—	(6,996)
Other income	3,726	3,713	7,460	7,703
Total noninterest income	$17,240	$22,098	$30,864	$43,528
(1) Represents estimated fair value changes primarily due to prepayment speeds and market-driven changes in interest rates.
(2) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreements and, therefore eliminating any further loss share income.

Noninterest income decreased $4.9 million to $17.2 million for the three months ended June 30, 2016, compared to the same period in 2015. The decrease in noninterest income for the three months ended June 30, 2016, compared to 2015, was primarily due to decreases in mortgage banking and other loan fees of $7.1 million and accelerated discount on acquired loans of $2.4 million, partially offset by the elimination of FDIC loss share income of a negative $5.9 million. The decrease in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds which decreased earnings by $3.5 million in the three months ended June 30, 2016, compared to a benefit to earnings of $3.1 million for the same period in 2015. The decrease in accelerated discount on acquired loans is primarily due to a decrease in cash payments received outside of expected terms.

Noninterest income decreased $12.7 million to $30.9 million for the six months ended June 30, 2016, compared to the same period in 2015. The decrease in noninterest income for the six months ended June 30, 2016, compared to 2015, was primarily due to decreases in mortgage banking and other loan fees of $9.7 million, accelerated discount on acquired loans of $5.5 million and net gain on sales of loans of $4.5 million, partially offset by the elimination of FDIC loss share income of a negative $7.0 million. The decrease in mortgage banking and other loan fees primarily reflects the change in the fair value of loan servicing rights due to interest rate fluctuations that impacted assumed prepayment speeds which decreased earnings by $10.1 million in the six months ended June 30, 2016, compared to a detriment to earnings of $938 thousand for the same period in 2015. The decrease in accelerated discount on acquired loans is primarily due to a decrease in cash payments received outside of expected terms. The decrease in net gain on sales of loans reflects the reduced levels of residential mortgage loans originated for sale.

Noninterest Expenses

The following table presents noninterest expenses for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Noninterest expense
Salary and employee benefits	$26,913	$28,685	$52,726	$57,897
Occupancy and equipment expense	6,039	8,415	12,046	16,081
Data processing fees	1,909	1,805	3,652	3,659
Professional service fees	2,547	3,275	5,837	6,818
Merger and acquisition expense	312	419	3,186	1,831
Marketing expense	1,158	1,483	2,687	2,578
Other employee expense	579	826	1,387	1,760
Insurance expense	1,485	1,527	3,035	3,057
FDIC loss share expense (1)	—	133	—	1,082
Other expense	4,987	6,725	9,643	15,125
Total noninterest expense	$45,929	$53,293	$94,199	$109,888
(1) On December 28, 2015, we entered into an early termination agreement with the FDIC that terminated our loss share agreements and, therefore eliminating any further loss share expense.
Noninterest expenses decreased $7.4 million to $45.9 million for the three months ended June 30, 2016, compared to the same period in 2015. The decrease in noninterest expense was primarily due to decreases of $2.4 million in occupancy and equipment expense and $1.8 million and in salary and employee benefits and other declines in operating expenses. The decreases in salary and employee benefits and in occupancy and equipment expense were primarily due to the rationalization of staff levels and consolidation of branches following the operational integrations of both Talmer West Bank and First Huron in February 2015 and the charter consolidation of Talmer West Bank into Talmer Bank in August 2015.
Noninterest expenses decreased $15.7 million to $94.2 million for the six months ended June 30, 2016, compared to the same period in 2015. The decrease in noninterest expense was primarily due to decreases of $5.2 million in salary and employee benefits and $4.0 million in occupancy and equipment expense and other declines in operating expenses, partially offset by an increase in merger and acquisition related expense of $1.4 million. The decreases in both salary and employee benefits and occupancy and equipment expense were primarily due to the rationalization of staff levels and branches as noted above.
We had transaction and integration related expenses of $3.2 million for the six months ended June 30, 2016 related to our pending merger with Chemical. We had transaction and integration related expenses of $3.8 million for the six months ended June 30, 2015, which included anticipated and paid severance payments for reductions in the work force following the acquisition and integration of First Huron, the operational integration of Talmer West Bank, system conversion expenses and merger and acquisition expense.

Our transaction and integration related expenses for the six months ended June 30, 2016 and 2015 are detailed in the tables below.

	For the six months ended June 30, 2016
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$52,726	$—	$52,726
Occupancy and equipment expense	12,046	—	12,046
Data processing fees	3,652	—	3,652
Professional service fees	5,837	—	5,837
Merger and acquisition expense	3,186	3,186	—
Marketing expense	2,687	—	2,687
Other employee expense	1,387	—	1,387
Insurance expense	3,035	—	3,035
Other expense	9,643	—	9,643
Total noninterest expense	$94,199	$3,186	$91,013

	For the six months ended June 30, 2015
(Dollars in thousands)	Actual	Transaction and integration related expenses	Excluding transaction and integration related expenses
Noninterest expense
Salary and employee benefits	$57,897	$972	$56,925
Occupancy and equipment expense	16,081	—	16,081
Data processing fees	3,659	875	2,784
Professional service fees	6,818	88	6,730
Merger and acquisition expense	1,831	1,831	—
Marketing expense	2,578	—	2,578
Other employee expense	1,760	—	1,760
Insurance expense	3,057	—	3,057
FDIC loss share expense	1,082	—	1,082
Other expense	15,125	—	15,125
Total noninterest expense	$109,888	$3,766	$106,122

The efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our efficiency ratio improved to 65.3% for the six months ended June 30, 2016, compared to 76.2% for the six months ended June 30, 2015. Our core operating efficiency ratio, a non-GAAP financial measure, improved to 58.9% for the six months ended June 30, 2016, compared to 68.6% for the six months ended June 30, 2015. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations including the fair value adjustment to our loan servicing rights, transaction and integration related costs and FDIC loss sharing income and $1.8 million of net expense recognized in the second quarter of 2015 related to our targeted review of property efficiency. Please see the section entitled "Reconciliation of Non-GAAP Financial Measures" for a discussion of this measure and a reconciliation of this measure to the most comparable GAAP measure.

Income Taxes and Tax-Related Items

We recognized income tax expense of $5.3 million on $25.5 million of pre-tax income for the three months ended June 30, 2016, resulting in an effective tax rate of 21.0%, compared to income tax expense of $8.2 million on $25.7 million of pre-tax income for the three months ended June 30, 2015, resulting in an effective tax rate of 31.8%. Due to the early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") during the second quarter of 2016, all excess tax benefits or detriments realized during the year are recorded directly into "Income tax provision" whereas they were previously recorded directly into "Additional paid-in-capital" as a component of equity. The early adoption of ASU 2016-09 resulted in excess tax benefits recognized in the three months ended June 30, 2016 of $2.6 million. The effective tax rate, excluding the impact of excess tax benefits, for the three months ended June 30, 2016 was 31.2%.
We recognized income tax expense of $6.8 million on $48.1 million of pre-tax income for the six months ended June 30, 2016, resulting in an effective tax rate of 14.0%, compared to income tax expense of $12.6 million on $39.6 million of pre-tax income for the six months ended June 30, 2015, resulting in an effective tax rate of 31.9%. The lower effective tax rate for the six months ended June 30, 2016 includes the impact of the finalization of a settlement with the Internal Revenue Service regarding First Place Financial Corp.'s deduction of bad debt expense incurred prior to our acquisition of First Place Bank resulting in a tax benefit of $4.3 million. Talmer Bank, as successor to First Place Bank, was granted court approval to act as substitute agent for the First Place Financial Corp.'s consolidated group for the purposes of amending various returns, which ultimately favorably impacted the tax filings of Talmer Bank. The low effective tax rate for the six months ended June 30, 2016 was additionally impacted by excess tax benefits recognized of $4.1 million due to our early adoption of ASU 2016-09. The effective tax rate, excluding excess tax benefits and the benefits from the finalization of the First Place Bank tax matter, for the six months ended June 30, 2016 was 31.5%.

Financial Condition
Balance Sheet

Total assets were $6.9 billion at June 30, 2016, compared to $6.6 billion at December 31, 2015. The increase in total assets of $316.8 million was primarily due to increases of $243.8 million in net total loans, $72.9 million in cash and cash equivalents and $28.0 million in securities available-for-sale. The increase in net total loans was primarily driven by growth in residential real estate and commercial real estate lending. The increase in securities available-for-sale reflects management's decision to invest in liquid assets while retaining accessibility to the funds for potential liquidity needs.
Total liabilities were $6.1 billion at June 30, 2016, compared to $5.9 billion at December 31, 2015. The $273.1 million increase in liabilities for the six months ended June 30, 2016 was primarily due to increases in total deposits of $252.6 million. The increase in deposits included growth in total demand deposits of $199.1 million. The reported growth in brokered deposits of $159.8 million was significantly due to a reclassification of certain deposits that were previously reported as time deposits. These increases were partially offset by declines in time deposits of $54.9 million and money market and savings deposits of $51.3 million. The strong growth in core deposit balances reflects management’s drive to increase core deposit growth achieved through deposit initiative programs.
Total shareholders’ equity at June 30, 2016 was $769.0 million, an increase of $43.8 million compared to $725.2 million at December 31, 2015. The increase was primarily the result of our net income for the six months ended June 30, 2016 of $41.3 million.
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

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries or certain geographic regions. Credit risk associated with these concentrations could arise when a significant amount of loans or other financial instruments, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment or other type of settlement to be adversely affected. Our loan portfolio is managed to a risk-appropriate level as to not create a collateral, industry or geographic concentration. As of June 30, 2016, we do not have any significant concentrations to any one particular industry or borrower. Our largest geographic concentration of loans is in the Detroit-Warren-Dearborn metropolitan statistical area (“MSA”), which includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the state of Michigan.  Loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $1.7 billion, or approximately 33.8% of total loans, at June 30, 2016.
The following tables detail our loan portfolio by loan type and geographic location as of June 30, 2016 and December 31, 2015. Geographic location is primarily determined by the domicile of the borrower and branch of origination, and in some instances, the location of the collateral.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Maryland	New Mexico	Other	Total
June 30, 2016
Commercial real estate (1)(2)	$932,383	$312,375	$168,813	$44,993	$42,124	$39,570	$4,633	$2,820	$114,079	$1,661,790
Residential real estate (3)(4)	841,029	494,978	46,118	91,856	28,311	11,143	35,006	51	126,123	1,674,615
Commercial and industrial (5)	465,912	195,242	178,338	24,752	32,855	12,692	3,190	317	369,343	1,282,641
Real estate construction	148,749	64,146	19,845	405	10,688	1,793	483	267	10,735	257,111
Consumer	18,420	3,287	3,048	2,200	840	2,210	3,341	272	138,339	171,957
Total loans	$2,406,493	$1,070,028	$416,162	$164,206	$114,818	$67,408	$46,653	$3,727	$758,619	$5,048,114
______________________________________________________________________________

(1)
Commercial real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $670.8 million. The Detroit-Warren-Dearborn MSA includes borrowers located in Wayne, Oakland, Macomb, Livingston, St. Clair and Lapeer counties in the State of Michigan.

(2)
Commercial real estate loans to borrowers in the Cleveland-Elyria-Mentor metropolitan statistical area (Cleveland MSA) totaled $169.8 million.  The Cleveland MSA includes borrowers located in Cuyahoga, Geauga Lake, Lorain, and Medina counties in the State of Ohio.

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $630.0 million.

(4)	Residential real estate loans to borrowers in the Cleveland MSA totaled $109.6 million.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $292.3 million.

(Dollars in thousands)	Michigan	Ohio	Illinois	Indiana	Wisconsin	Nevada	Maryland	New Mexico	Other	Total
December 31, 2015
Commercial real estate (1)(2)	$859,483	$280,605	$157,979	$46,452	$44,365	$55,933	$4,685	$3,057	$115,538	$1,568,097
Residential real estate (3)(4)	743,817	470,892	46,208	91,559	31,046	10,594	37,551	42	116,090	1,547,799
Commercial and industrial (5)	423,212	196,839	192,360	27,587	26,959	14,665	3,318	381	372,085	1,257,406
Real estate construction	136,685	59,545	16,787	7,164	11,353	2,358	185	395	7,131	241,603
Consumer	17,024	4,117	3,605	2,588	1,011	2,751	6,761	307	153,631	191,795
Total loans	$2,180,221	$1,011,998	$416,939	$175,350	$114,734	$86,301	$52,500	$4,182	$764,475	$4,806,700
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

(3)	Residential real estate loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $532.0 million.

(4)	Residential real estate loans to borrowers in the Cleveland MSA totaled $114.5 million.

(5)	Commercial and industrial loans to borrowers in the Detroit-Warren-Dearborn MSA totaled $269.3 million.

The following table details our loan portfolio by loan type for the periods presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate
Non-owner occupied	$1,080,132	$1,039,305
Owner-occupied	554,950	503,814
Farmland	26,708	24,978
Total commercial real estate	1,661,790	1,568,097
Residential real estate	1,674,615	1,547,799
Commercial and industrial	1,282,641	1,257,406
Real estate construction	257,111	241,603
Consumer	171,957	191,795
Total loans	$5,048,114	$4,806,700

Total loans were $5.0 billion at June 30, 2016, an increase of $241.4 million from December 31, 2015. The increase in total loans of $241.4 million resulted from increases in residential real estate loans of $126.8 million, commercial real estate loans of $93.7 million, commercial and industrial loans of $25.2 million and real estate construction loans of $15.5 million, partially offset by a decrease in consumer loans of $19.8 million.

We originate both fixed and adjustable rate residential real estate loans conforming to the underwriting guidelines of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, home equity loans and lines of credit that are secured by first or junior liens, and a limited amount of other secured high credit quality jumbo loans.  We have not originated or purchased a material amount of high-risk products, such as subprime, option adjustable rate or Alternative A-paper mortgage loans as of June 30, 2016.

Residential real estate loans totaled $1.7 billion at June 30, 2016, of which $15.8 million were on nonaccrual status. Included in residential real estate loans are $193.8 million of home equity loans and lines of credit of which $77.7 million have interest only payment terms. These loans are generally secured by junior liens and represent interest only residential real estate loans that we held as of June 30, 2016. Also included in residential real estate loans are $336.9 million of jumbo adjustable rate mortgages and $8.2 million of loans with balloon payment terms, of which $454 thousand were on nonaccrual status as of June 30, 2016.
Real estate construction loans totaled $257.1 million at June 30, 2016, of which $203 thousand were on nonaccrual status. Included in real estate construction loans are $30.9 million of jumbo adjustable rate mortgages and $1.6 million of loans with balloon payment terms, of which $166 thousand were on nonaccrual status as of June 30, 2016.

Loan Maturity/Rate Sensitivity

The following tables show the contractual maturities of our loans for the periods presented.

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
June 30, 2016
Loans:
Commercial real estate	$244,201	$938,701	$478,888	$1,661,790
Residential real estate	58,548	163,203	1,452,864	1,674,615
Commercial and industrial	341,302	781,385	159,954	1,282,641
Real estate construction	76,326	89,495	91,290	257,111
Consumer	3,606	73,141	95,210	171,957
Total loans	$723,983	$2,045,925	$2,278,206	$5,048,114
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,273,784	946,869
Floating interest rates		772,141	1,331,337
Total		$2,045,925	$2,278,206

	Loans Maturing
(Dollars in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2015
Loans:
Commercial real estate	$227,709	$932,991	$407,397	$1,568,097
Residential real estate	55,876	186,409	1,305,514	1,547,799
Commercial and industrial	307,476	763,476	186,454	1,257,406
Real estate construction	77,434	69,485	94,684	241,603
Consumer	2,749	87,104	101,942	191,795
Total loans	$671,244	$2,039,465	$2,095,991	$4,806,700
Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		1,359,329	931,350
Floating interest rates		680,136	1,164,641
Total		$2,039,465	$2,095,991

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

Loans that do not meet the criteria to be evaluated individually are evaluated in homogeneous pools with similar characteristics. The allowance for our business loans, which includes commercial and industrial, commercial real estate and real estate construction loans, that are not individually evaluated for impairment begins with a process of estimating the probable incurred losses in the portfolio. These estimates are established based on our internal credit risk ratings and historical loss data. Internal credit risk ratings are assigned to each business loan at the time of approval and are subjected to subsequent periodic reviews by senior management, at least annually or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. The historical loss estimates for loans are based on our own historical losses established by loan type including commercial and industrial, commercial real estate and real estate construction, and further segregated by region, including Michigan, Ohio, Illinois and Nevada, where applicable. In addition, consideration is given to borrower rating migration experience and trends, industry concentrations and conditions, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts. The estimate of losses for single family residential and consumer loans which are not individually evaluated is also based on our own historical losses. This estimate is also adjusted to give consideration to borrower rating migration experience and trends, changes in collateral values of properties securing loans and trends with respect to past due and nonaccrual amounts.

The following tables present, by loan type, the changes in the allowance for loan losses on loans for the periods presented.

Analysis of the Allowance for Loan Losses — Loans accounted for under ASC 310-30

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$17,849	$29,060	$22,266	$32,732
Transfer to loans not accounted for under ASC 310-30 (1)	(568)	(578)	(960)	(656)
Loan charge-offs:
Commercial real estate	(655)	(3,241)	(2,419)	(7,512)
Residential real estate	(875)	(593)	(1,610)	(2,157)
Commercial and industrial	(668)	(723)	(1,402)	(1,401)
Real estate construction	(246)	(695)	(319)	(1,226)
Consumer	(5)	(19)	(11)	(214)
Total loan charge-offs	(2,449)	(5,271)	(5,761)	(12,510)
Recoveries of loans previously charged-off:
Commercial real estate	1,117	3,937	1,543	7,508
Residential real estate	393	660	2,005	908
Commercial and industrial	463	2,616	848	2,981
Real estate construction	116	134	184	636
Consumer	15	50	34	89
Total loan recoveries	2,104	7,397	4,614	12,122
Net (charge-offs) recoveries	(345)	2,126	(1,147)	(388)
Benefit for loan losses	(844)	(4,854)	(4,067)	(5,934)
Balance at end of period	$16,092	$25,754	$16,092	$25,754
Allowance for loan losses as a percentage of total ASC 310-30 loans at period end	3.27%	3.84%	3.27%	3.84%

(1) Primarily due to loans restructured that qualify as TDRs.

Analysis of the Allowance for Loan Losses — Loans excluded from ASC 310-30 accounting

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$34,529	$23,405	$31,687	$22,440
Transfer in (1)	568	578	960	656
Loan charge-offs:
Commercial real estate	(1,738)	(462)	(2,148)	(1,620)
Residential real estate	(759)	(642)	(1,314)	(1,539)
Commercial and industrial	(2,399)	(1,287)	(2,643)	(2,693)
Real estate construction	(171)	(31)	(198)	(43)
Consumer	(380)	(244)	(884)	(530)
Total loan charge-offs	(5,447)	(2,666)	(7,187)	(6,425)
Recoveries of loans previously charged-off:
Commercial real estate	680	6,165	1,644	6,838
Residential real estate	781	600	1,413	987
Commercial and industrial	245	1,347	463	1,729
Real estate construction	30	120	229	152
Consumer	56	62	121	161
Total loan recoveries	1,792	8,294	3,870	9,867
Net (charge-offs) recoveries	(3,655)	5,628	(3,317)	3,442
Provision (benefit) for loan losses	4,052	(2,459)	6,164	614
Balance at end of period	$35,494	$27,152	$35,494	$27,152
Allowance for loan losses as a percentage of total loans excluded from ASC 310-30 accounting at period end	0.78%	0.70%	0.78%	0.70%

(1) Primarily due to loans restructured that qualify as TDRs.

Our total allowance for loan losses was $51.6 million, or 1.02% of total loans, at June 30, 2016, compared to $54.0 million, or 1.12% of total loans, at December 31, 2015. The $2.4 million decrease in the allowance for loan losses during the six months ended June 30, 2016 was primarily due to credit recoveries on acquired loans that were paid off, increases in collateral and cash flow expectations on loans individually evaluated for impairment and reductions in the percentage of nonperforming loans to total loans, partially offset by the impact of organic loan growth.

The following tables present, by loan type, the allocation of the allowance for loan losses on loans for the periods presented.
Allocation of the Allowance for Loan Losses

	Accounted for under ASC 310-30			Excluded from ASC 310-30 accounting
(Dollars in thousands)	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans	Allocated Allowance	Allowance Ratio (1)	Percent of loans in each category to total loans
June 30, 2016
Balance at end of period applicable to:
Commercial real estate	$7,521	3.52%	43.4%	$11,258	0.78%	31.8%
Residential real estate	6,915	2.86	49.1	9,021	0.63	31.4
Commercial and industrial	960	4.61	4.2	11,480	0.91	27.7
Real estate construction	629	7.98	1.6	1,585	0.64	5.5
Consumer	67	0.81	1.7	2,150	1.31	3.6
Total loans	$16,092	3.27%	100.0%	$35,494	0.78%	100.0%
December 31, 2015
Balance at end of period applicable to:
Commercial real estate	$11,030	4.40%	44.0%	$8,388	0.64%	31.1%
Residential real estate	7,947	2.90	48.1	6,485	0.51	30.1
Commercial and industrial	1,487	6.01	4.3	14,831	1.20	29.1
Real estate construction	1,678	15.56	1.9	1,021	0.44	5.4
Consumer	124	1.32	1.7	962	0.53	4.3
Total loans	$22,266	3.91%	100.0%	$31,687	0.75%	100.0%

(1)	Allocated allowance as a percentage of related loans outstanding.

Summary of Impaired Assets and Past Due Loans

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonperforming troubled debt restructurings
Commercial real estate	$4,840	$7,485
Residential real estate	5,090	5,485
Commercial and industrial	3,555	1,167
Real estate construction	172	187
Consumer	34	127
Total nonperforming troubled debt restructurings	13,691	14,451
Nonaccrual loans other than nonperforming troubled debt restructurings
Commercial real estate	$7,685	$9,313
Residential real estate	10,756	12,905
Commercial and industrial	13,727	20,501
Real estate construction	31	226
Consumer	64	79
Total nonaccrual loans other than nonperforming troubled debt restructurings	32,263	43,024
Total nonaccrual loans	45,954	57,475
Other real estate and repossessed assets (1)	20,461	28,157
Total nonperforming assets	66,415	85,632
Performing troubled debt restructurings
Commercial real estate	19,102	15,340
Residential real estate	8,468	5,749
Commercial and industrial	3,319	3,438
Real estate construction	266	420
Consumer	318	242
Total performing troubled debt restructurings	31,473	25,189
Total impaired assets	$97,888	$110,821
Loans 90 days or more past due and still accruing, excluding loans accounted for under ASC 310-30	$823	$297

(1)	Excludes closed branches and operating facilities.

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

Total nonperforming assets were $66.4 million as of June 30, 2016, compared to $85.6 million as of December 31, 2015. The $19.2 million decrease in total nonperforming assets was primarily due to a reduction in nonaccrual loans of $11.5 million, largely due to a reduction in commercial and industrial nonaccrual loans, and sales of other real estate owned occurring during the period.

Investment Securities

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Securities available-for-sale:
U.S. government sponsored agency obligations	$52,072	$60,022
Obligations of state and political subdivisions:
Taxable	4,385	1,321
Tax exempt	310,798	287,208
Small Business Administration (SBA) Pools	25,729	27,925
Residential mortgage-backed securities:
Issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises	298,861	309,306
Privately issued	90,369	89,450
Privately issued commercial mortgage backed securities	23,852	13,705
Corporate debt securities:
Senior debt	81,988	71,365
Subordinated debt	30,723	30,468
Total securities available-for-sale	$918,777	$890,770
Securities held-to-maturity	1,655	1,678
Total investment securities	$920,432	$892,448

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity for both normal operations and merger-related expenses while providing an additional source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as collateral. At June 30, 2016, total investment securities were $920.4 million, or 13.3% of total assets, compared to $892.4 million, or 13.5% of total assets, at December 31, 2015. The increase from December 31, 2015 to June 30, 2016, primarily reflected increases in a diverse mix of tax exempt obligations of state and political subdivisions, corporate debt securities, privately issued commercial mortgage backed securities and taxable obligations of state and political subdivisions reflecting management's decision to invest liquid assets while retaining accessibility to the funds for potential liquidity needs. Securities with a carrying value of $430.8 million and $390.5 million were pledged at June 30, 2016 and December 31, 2015, respectively, to secure borrowings and deposits.

 The following tables show maturities and yields for the investment securities portfolio at June 30, 2016 and December 31, 2015.

	Maturity as of June 30, 2016
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)	Cost	Yield (1)
Securities available-for-sale:
U.S. government sponsored agency obligations (1)	$—	—%	$31,870	1.28%	$19,997	2.03%	$—	—%
Obligations of state and political subdivisions:
Taxable	—	—	3,279	1.89	1,000	3.27	—	—
Tax exempt (2)	3,383	4.74	53,359	3.85	127,356	4.04	115,194	4.36
SBA Pools (3) (4)	—	—	1,210	1.73	24,052	1.10	—	—
Residential mortgage-backed securities (3):
Issued and/or guaranteed by U.S. government agencies or sponsored enterprises	13,334	2.09	256,717	2.42	22,567	2.74	—	—
Privately issued (1)	30,280	2.66	59,662	2.39	—	—	—	—
Commercial mortgage-backed securities (3)	23,840	2.01	—	—	—	—	—	—
Corporate debt securities (5)	—	—	69,668	2.10	29,878	4.21	12,012	2.67
Total securities available-for-sale	70,837	1.30	475,765	2.45	224,850	3.44	127,206	4.20
Securities held-to-maturity	—	—	1,655	—	—	—	—	—
Total investment securities	$70,837	1.30%	$477,420	2.44%	$224,850	3.44%	$127,206	4.20%

(1)
Average yields assume a yield to call approach where embedded call options exist, such as in certain callable U.S. government sponsored agency obligations and non-agency mortgage-backed securities. $10.0 million of U.S. government sponsored agency obligations maturing beyond five years contain step-up coupon structures which, if were not to be called prior to stated maturities, would positively impact average yields for balances maturing in the five-to-ten years bucket by 51 basis points, or resulting in average yield of 2.54%.

(2)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

(3)	Maturity distributions for SBA pools, residential mortgage-backed securities and commercial mortgage backed securities are based on estimated average lives.

(4)
All indicated balances in the one-to-five years bucket and five-to-ten years bucket encompass floating rate holdings indexed to Prime, which are contractually adjustable on a quarterly basis, in which the current June 30, 2016 indexed coupon rates are assumed to remain constant until maturity.

(5)
Average yields on corporate debt securities in the one-to-five year maturity bucket and after ten year maturity bucket includes yields on $8.2 million and $12.0 million, respectively, of floating rate holdings indexed to 3-month LIBOR, in which the current June 30, 2016 indexed coupon rates are assumed to remain constant until maturity.

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

Loan servicing rights

Loan servicing rights are created as a result of our mortgage banking origination activities, the purchase of mortgage servicing rights and the origination and purchase of commercial real estate servicing rights. Loans serviced for others are not reported as assets in our Consolidated Balance Sheets. As of June 30, 2016, we serviced loans for others with an aggregate outstanding principal balance of $5.7 billion.
Total loan servicing rights were $47.7 million as of June 30, 2016, compared to $58.1 million as of December 31, 2015. The $10.4 million decrease was due to a $14.6 million decline in the fair value of loan servicing rights from December 31, 2015 to June 30, 2016 due to a combination of changes in market interest rates and reduced fair value due to loans paid off, partially offset by $4.2 million of loan servicing rights added to the portfolio. Management has made the strategic decision not to hedge loan servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the loan servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the loan servicing assets in the future. The cumulative acquisition-to-date detriment to pre-tax earnings due to the changes in fair value has been $9.5 million since the majority of our servicing rights were acquired on January 1, 2013.
Deposits

(Dollars in thousands)	June 30, 2016	December 31, 2015
Noninterest-bearing demand deposits	$1,148,558	$1,011,414
Interest-bearing demand deposits	911,509	849,599
Money market and savings deposits	1,263,599	1,314,909
Time deposits	1,554,946	1,609,895
Other brokered funds	388,596	228,764
Total deposits	$5,267,208	$5,014,581

Total deposits were $5.3 billion at June 30, 2016 and $5.0 billion at December 31, 2015, representing 85.7% and 85.4% of total liabilities at each period end, respectively. The increase in deposits included growth in total demand deposits of $199.1 million. The reported growth in other brokered funds of $159.8 million was significantly due to a reclassification of certain deposits that were previously reported as time deposits. These increases were partially offset by declines in time deposits of $54.9 million and money market and savings deposits of $51.3 million. The strong growth in core deposit balances reflects management’s drive to increase core deposit growth achieved through deposit initiative programs. Our interest-bearing deposit costs were 51 basis points and 36 basis points for the six months ended June 30, 2016 and 2015, respectively.

The following table shows the contractual maturity of time deposits, including CDARs and IRA deposits and other brokered funds, of $100 thousand and over that were outstanding for the periods presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Maturing in
3 months or less	$411,437	$374,424
3 months to 6 months	236,161	250,006
6 months to 1 year	387,521	326,232
1 year or greater	153,315	138,936
Total	$1,188,434	$1,089,598

Borrowings

(Dollars in thousands)	June 30, 2016	December 31, 2015
Short-term borrowings:
FHLB advances	$475,000	$300,000
Securities sold under agreements to repurchase	13,460	18,998
Holding company line of credit	37,500	30,000
Total short-term borrowings	525,960	348,998
Long-term debt:
FHLB advances (1)	227,190	393,851
Securities sold under agreements to repurchase (2)	53,975	54,800
Subordinated notes related to trust preferred securities (3)	15,491	15,406
Total long-term debt	296,656	464,057
Total short-term borrowings and long-term debt:	$822,616	$813,055

(1)
The June 30, 2016 balance includes advances payable of $223.9 million and purchase accounting premiums of $3.3 million. The December 31, 2015 balance includes advances payable of $389.6 million and purchase accounting premiums of $4.3 million.

(2)
The June 30, 2016 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.0 million. The December 31, 2015 balance includes securities sold under agreements to repurchase of $50.0 million and purchase accounting premiums of $4.8 million.

(3)	The June 30, 2016 and December 31, 2015 balances each include subordinated notes related to trust preferred securities of $20.0 million and purchase accounting discounts of $4.5 million.

Total short-term borrowings and long-term debt outstanding at June 30, 2016 was $822.6 million, an increase of $9.6 million compared to December 31, 2015. The increase in total borrowings was primarily due to an increase of $8.3 million in total FHLB advances.
Total debt was collateralized by $2.1 billion of commercial and mortgage loans, mortgage-backed securities and bonds at June 30, 2016, compared to $2.2 billion of commercial and mortgage loans, mortgage-backed securities and bonds at December 31, 2015. See the “Contractual Obligations” section of this financial review for maturity information.

Capital Resources

The following table summarizes the changes in our shareholders’ equity for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$748,670	$753,849	$725,215	$761,607
Net income	20,153	17,548	41,308	26,981
Other comprehensive income	4,276	(4,404)	8,003	(1,614)
Stock-based compensation expense	845	515	1,543	866
Restricted stock awards, including tax benefit	—	16	—	16
Issuance of common shares, net of stock option exercises	(1,613)	(409)	(418)	(143)
Repurchase of warrants to purchase 2.5 million shares, at fair value	—	—	—	(19,892)
Cash dividends paid on common stock (1)	(3,356)	(709)	(6,676)	(1,415)
Balance at end of period	$768,975	$766,406	$768,975	$766,406

(1) The Company declared common stock cash dividends of $0.10 per share and $0.02 per share for the six months ended June 30, 2016 and 2015, respectively.

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
At June 30, 2016, the most recent regulatory notifications categorized Talmer Bank as well capitalized under the regulatory framework for prompt corrective action.
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

	Well Capitalized Regulatory Requirement	Actual Capital Ratio
June 30, 2016
Total risk-based capital
Consolidated	N/A	13.3%
Talmer Bank and Trust	10.0%	13.9
Common equity tier 1 capital
Consolidated	N/A	12.4
Talmer Bank and Trust	6.5	12.9
Tier 1 risk-based capital
Consolidated	N/A	12.4
Talmer Bank and Trust	8.0	12.9
Tier 1 leverage ratio
Consolidated	N/A	10.6
Talmer Bank and Trust	5.0	10.9
December 31, 2015
Total risk-based capital
Consolidated	N/A	13.0%
Talmer Bank and Trust	10.0%	13.5
Common equity tier 1 capital
Consolidated	N/A	12.0
Talmer Bank and Trust	6.5	12.5
Tier 1 risk-based capital
Consolidated	N/A	12.0
Talmer Bank and Trust	8.0	12.5
Tier 1 leverage ratio
Consolidated	N/A	10.2
Talmer Bank and Trust	5.0	10.5
We declared a cash dividend on our Class A common stock of $0.05 per share on July 11, 2016. The dividend was paid out on July 29, 2016, to our Class A common shareholders of record as of July 22, 2016.

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

We maintain an allowance to cover probable losses inherent in our financial instruments with off-balance sheet risk. At June 30, 2016 and December 31, 2015, the allowance for off-balance sheet risk was $673 thousand and $622 thousand, respectively, and included in “Other liabilities” on our consolidated balance sheets.

A summary of the contractual amounts of our exposure to off-balance sheet risk is as follows.

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$595,921	$750,086	$1,346,007	$658,268	$489,102	$1,147,370
Standby letters of credit	61,423	3,969	65,392	61,300	4,801	66,101
Total commitments	$657,344	$754,055	$1,411,399	$719,568	$493,903	$1,213,471

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

The agreements with our derivative counterparties contain a provision where, if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations.  In addition, these agreements contain a provision where, if we fail to maintain our status as a well-capitalized institution, then the counterparty could terminate the derivative positions and we would be required to settle our obligations under the agreements. As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk, related to these agreements was $17.7 million.

The following table reflects the amount and fair value of our derivatives.

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$37,000	$—	$2,578	$37,000	$105	$397
Total risk management purposes	37,000	—	2,578	37,000	105	397
Customer-initiated and mortgage banking activities:
Forward contracts related to mortgage loans to be delivered for sale	135,027	—	1,303	105,711	—	38
Interest rate lock commitments	121,893	3,482	—	62,081	1,220	—
Customer-initiated derivatives	492,834	13,310	13,845	354,699	4,143	4,144
Total customer-initiated and mortgage banking activities	749,754	16,792	15,148	522,491	5,363	4,182
Total gross derivatives	$786,754	$16,792	$17,726	$559,491	$5,468	$4,579

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in our Consolidated Balance Sheets.

(2)
Derivative assets are included within “Other assets” and derivative liabilities are included within “Other liabilities” on our Consolidated Balance Sheets.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $758 thousand at June 30, 2016 and $208 thousand at December 31, 2015.

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

	For the six months ended June 30,
(Dollars in thousands)	2016	2015
Reserve balance at beginning of period	$1,300	$4,000
Provision expense (benefit)	462	(271)
Charge-offs	(212)	(1,729)
Ending reserve balance	$1,550	$2,000

Reserve balance	June 30, 2016	December 31, 2015
Liability for specific claims	$609	$380
General allowance	941	920
Total reserve balance	$1,550	$1,300

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

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table represents the largest contractual obligations as of June 30, 2016, exclusive of purchase accounting premiums.

(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Time deposits(1)	$1,783,370	$1,461,786	$220,731	$93,619	$7,234
FHLB borrowings	698,850	625,000	62,850	1,000	10,000
Securities sold under agreements to repurchase	63,460	63,460	—	—	—
Holding company line of credit	37,500	37,500	—	—	—
Subordinated notes related to trust preferred securities	20,000	—	—	—	20,000
Future minimum lease payments(2)	29,392	6,046	10,341	7,523	5,482
Total	$2,632,572	$2,193,792	$293,922	$102,142	$42,716

(1) At June 30, 2016, the total includes $228.4 million of time deposits included within “Other brokered funds.”
(2) Future minimum lease payments are reduced by $136 thousand related to sublease income to be received in the following periods: $64 thousand (less than one year); $66 thousand (1-3 years); and $6 thousand (3-5 years).

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

At June 30, 2016, we had liquidity on hand of $948.2 million, compared to $887.6 million at December 31, 2015. Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits with banks and unencumbered securities available-for-sale.
Talmer Bank is a member of the FHLB, which provides short- and long-term funding to its members through advances collateralized by real estate-related assets and other select collateral. The actual borrowing capacity is contingent on the amount of collateral available to be pledged to the FHLB. As of June 30, 2016, we had $698.9 million of outstanding borrowings from the FHLB with remaining maturities ranging from the years 2016 to 2027. We also maintain relationships with correspondent banks which could provide funds on short notice, if needed. Talmer Bank also has the ability to borrow from the Federal Reserve Board's discount window, which would be required to be secured by collateral approved by the Federal Reserve Board, to meet short-term liquidity requirements. As of June 30, 2016, Talmer Bank had an unused borrowing capacity of approximately $431 million under the Federal Reserve Board's discount window based upon collateral pledged. In addition, because Talmer Bank is “well capitalized,” it can accept wholesale funding up to approximately $2.1 billion based on current policy limits. Management believes that we had adequate resources to fund all of our commitments as of June 30, 2016.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2016	December 31, 2015
Investment securities available-for-sale to total deposits	17.44%	17.76%
Loans (net of unearned income) to total deposits	95.84	95.85
Interest-earning assets to total assets	92.71	92.45
Interest-bearing deposits to total deposits	78.19	79.83

Reconciliation of Non-GAAP Financial Measures

Our efficiency ratio is a measure of noninterest expense as a percentage of net interest income and noninterest income. Our core efficiency ratio begins with the efficiency ratio and then excludes certain items deemed by management to not be related to regular operations, including the fair value adjustment to our loan servicing rights, transaction and integration related costs, FDIC loss share income and $1.8 million of net expense recognized in the second quarter of 2015 related to our targeted review of property efficiency.

Our earnings per diluted average common share is a measure of profit allocated to each outstanding average share.
Our core earnings per diluted average common share begins with the earnings per diluted average common share and then excludes certain items deemed by management to not be related to regular operations previously noted above in addition to excess tax benefits recognized and the $4.3 million benefit due to finalization of a settlement with the Internal Revenue Service in the first quarter of 2016.

Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. As such, you should not view our disclosure of these non-GAAP financial measures as a substitute for results determined in accordance with GAAP, and these non-GAAP financial measures are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of the core efficiency ratio to the efficiency ratio, the most directly comparable GAAP measure, and core earnings per diluted average common share to earnings per average diluted common share, the most directly comparable GAAP measure.

(Dollars in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Core efficiency ratio:
Net interest income	$57,394	$49,609	$113,492	$100,641
Noninterest income	17,240	22,098	30,864	43,528
Total revenue	74,634	71,707	144,356	144,169
Less:
Expense due to change in the fair value of loan servicing rights due to valuation inputs or assumptions	(3,499)	3,146	(10,124)	(938)
FDIC loss share income	—	(5,928)	—	(6,996)
Total core revenue	78,133	74,489	154,480	152,103
Total noninterest expense	45,929	53,293	94,199	109,888
Less:
Transaction and integration related costs	312	419	3,186	3,766
Property efficiency review	—	1,820	—	1,820
Total core noninterest expense	$45,617	$51,054	$91,013	$104,302
Efficiency ratio	61.54%	74.32%	65.25%	76.22%
Core efficiency ratio	58.38	68.54	58.92	68.57
Core earnings per diluted average common share:
Diluted EPS available to common shareholders	$0.28	$0.23	$0.58	$0.36
Net income allocated to common shareholders	19,840	17,374	40,725	26,770
Impact to pre-tax net income due to non-core items listed above	(3,811)	(5,021)	(13,310)	(13,520)
Estimated income tax impact of above non-core items	(1,212)	(1,597)	(4,234)	(4,301)
After-tax non-core items:
Excess tax benefits	2,612	—	4,084	—
Benefit due to finalization of a settlement with the Internal Revenue Service	—	—	4,306	—
After-tax impact of non-core items	13	(3,424)	(686)	(9,219)
Portion of non-core items allocated to participating securities	—	(34)	(10)	(72)
Impact of non-core items applicable to common shareholders	13	(3,458)	(676)	(9,147)
Core earnings allocated to common shareholders	19,827	20,832	41,401	35,917
Weighted average common shares outstanding - diluted	70,026	74,900	69,889	75,046
Impact to diluted EPS of non-core items	$—	$(0.05)	$(0.01)	$(0.12)
Core diluted EPS applicable to common shareholders	0.28	0.28	0.59	0.48

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

The estimated impact on our net interest income as of June 30, 2016 and December 31, 2015, assuming immediate parallel moves in interest rates is presented in the table below.

	June 30, 2016		December 31, 2015
	Following 12 months	Following 24 months	Following 12 months	Following 24 months
+400 basis points	0.4%	2.9%	(2.3)%	(1.4)%
+300 basis points	0.3	2.2	(2.0)	(1.2)
+200 basis points	0.5	1.9	(1.5)	(0.8)
+100 basis points	0.5	1.3	(0.8)	(0.3)
-100 basis points	(2.4)	(3.4)	(1.9)	(2.1)
-200 basis points	(5.3)	(6.7)	(5.5)	(6.6)
-300 basis points	(7.7)	(9.3)	(7.7)	(9.0)
-400 basis points	(8.8)	(10.6)	(8.7)	(10.1)

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

The table below presents the change in our economic value of equity as of June 30, 2016 and December 31, 2015 assuming immediate parallel shifts in interest rates.

	June 30, 2016	December 31, 2015
+400 basis points	(22.5)%	(21.6)%
+300 basis points	(16.3)	(16.1)
+200 basis points	(9.5)	(10.4)
+100 basis points	(3.7)	(5.0)
-100 basis points	(2.5)	(0.6)
-200 basis points	(5.6)	(4.7)
-300 basis points	(4.1)	(6.4)
-400 basis points	(3.3)	(5.4)

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

Item 4.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of June 30, 2016, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Three actions were filed in the United States District Court for the Eastern District of Michigan by alleged shareholders of the Company against the Company, the following members of the Company’s Board of Directors: Gary Torgow, David Provost, Gary Collins, Max Berlin, Jennifer Granholm, Paul Hodges III, Ronald Klein, Barbara Mahone, Robert Naftaly, Albert Papa, Thomas Schellenberg, and Arthur Weiss (collectively “individual defendants”), and Chemical. The first action was filed on April 6, 2016, styled as Matthew Sciabacucchi v. Gary Torgow, et. al., Case No. 1:16-cv-11261-TLL-PTM. This complaint purports to bring a claim for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and the individual defendants, and a claim for violation of Section 20(a) of the Exchange Act against Chemical and the individual defendants. The second action was filed on April 25, 2016, styled as Kevin Nicholl v. Gary Torgow, et. al., Case No. 1:16-cv-11482-TLL-PTM. This complaint purports to assert claims derivatively on behalf of the Company and individually on behalf of a putative class consisting of all shareholders of the Company who are not related to or affiliated with any defendant. This action alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the individual defendants; violations of Section 20(a) of the Exchange Act against the individual defendants; violations of the individual defendants’ fiduciary duties, asserted both derivatively and on behalf of the class; and a class action claim against Chemical for aiding and abetting. The third action was filed was filed on April 27, 2016, styled as Stephen

Bushansky v. Talmer Bancorp, Inc., et. al., Case No. 1:16-cv-11511-AJT-RSW. This is a putative class action complaint, purportedly brought on behalf of all shareholders of the Company who are not related to or affiliated with any defendant. This complaint alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the individual defendants. Each of these three complaints relate to the Company’s merger agreement with Chemical and the Company’s and Chemical’s Registration Statement on Form S-4. The complaints allege, among other things, that the directors of the Company and its Board of Directors approved a transaction pursuant to an allegedly inadequate process that undervalues the Company and includes preclusive deal protection provisions. The complaints also allege that the Registration Statement omits or misrepresents material information about the proposed merger. Each of the complaints requests various forms of remedies, including among other things, that the court enjoin the merger from being consummated, rescind the merger agreement to the extent it has already been implemented, declare violations of federal law, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. On June 20, 2016, the federal Bushanky lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice. Also on June 20, 2016, plaintiffs voluntarily dismissed the Nicholl lawsuit as to all defendants, without prejudice.

On June 16, 2016, purported Talmer shareholders filed a complaint in the United States District Court for the Eastern District of Michigan, styled City of Livonia Employees' Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff requests certification as a class action. This lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. The Complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer's shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys' and experts' fees, and that the Court grant such other relief as it deems just and proper.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

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

TALMER BANCORP, INC.

August 5, 2016	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	By:	/s/ Dennis Klaeser
Dennis Klaeser
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)